Form 10QSB
period 1999-09-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 1999-11-15
CIK 1078723

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB
(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                            September 30, 1999

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

      Class                                 Outstanding at
                                            September 30, 1999

Common Stock, par value $0.0001                   5,000,000

ITEM 1.  FINANCIAL STATEMENTS

                    BLENCATHIA ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                               Balance Sheet
                            September 30, 1999
                                (Unaudited)

                             ASSETS

Cash                                                      $   736

TOTAL ASSETS                                              $   736


              LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                               $     -

STOCKHOLDERS' EQUITY

Preferred Stock, $.0001 par value,                              -
20,000,000 shares authorized,
no shares issued and outstanding

Common Stock, $.0001 par value,
100,000,000 shares authorized
5,000,000 issued and outstanding                              500

Capital in Excess of Par                                      500

Accumulated deficit during development                      (264)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  736


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A.   Organization and Business Operations

          Blencathia Acquisition Corporation (a development stage company)(the "Company") was incorporated in Delaware on December 3, 1998 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of September 30, 1999, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation.

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

     During the period cover by this report Management was actively engaged in seeking a qualified private company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues.

     On October 27, 1999 the Company merged with International Fuel Technology, Inc., the Company filed a notice of the merger with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to read the Company's Form 8-K.

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

     Before the Company enters into any business combination, it will inquire as to the status of any target company's Year 2000 Problem, the steps such target company has taken to correct any such problem and the probable impact on such target company of any computer disruption. However, there can be no assurance that the Company will not combine with a target company that has an uncorrected Year 2000 Problem or that any such Year 2000 Problem corrections are sufficient. The extent of the Year 2000 Problem of a target company may be impossible to ascertain and its impact on the Company is impossible to predict.

                       PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.   CHANGES IN SECURITIES

     Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.   OTHER INFORMATION

     SUBSEQUENT EVENT

     Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of October 27, 1999 between Blencathia Acquisition Corporation ("Blencathia"), a Delaware corporation, and International Fuel Technology, Inc. ("International Fuel" or the "Company"), a Nevada corporation, all the outstanding shares of common stock of Blencathia Acquisition Corporation were exchanged for 300,000 shares of common stock of International Fuel in a transaction in which International Fuel was the surviving company.(8-K filed 11/4/99)


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     There were no exhibits filed by the Company during the quarter.


     (b)  Reports on Form 8-K

     8-K filed November 4, 1999 - Merger between Blencathia Acquisition Corporation and International Fuel Technology.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         BLENCATHIA ACQUISITION CORPORATION

                         By:/s/ William J. Lindenmayer
                            William J. Lindenmayer, COO

Dated: November 15, 1999