Form 10-K405
period 1999-12-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2000-05-10
CIK 1078723

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ ]          ANNUAL REPORT PURSUANT  TO SECTION   13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Period ended
                                        -----------------

[X]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from  3/31/99  to  12/31/99
                                            ---------    ----------

                        Commission file number: 000-25367

                       International Fuel Technology, Inc.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

                Nevada                                88-0357508
                ------                                ----------
     (State or other jurisdiction                   (IRS Employer
         of incorporation or                     Identification No.)
            organization)

              7777 Bonhomme, Suite 1920, St. Louis, Missouri 63105
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (314) 727-3333
                                 --------------
              (Registrant's telephone number, including area code)

   Blencathia Acquisition Corporation, 1504 R Street, N.W., Washington, D.C.,
   --------------------------------------------------------------------------
                                     20009.
                                     ------
                 (Former name and former address of Registrant)

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                 $.01 Par Value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes   X             No
                                        -----              -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on March 24, 2000, as reported on the OTC Bulletin Board, was $48,190,315.

        Number of shares of common stock outstanding as of March 24, 2000:
17,987,698

Documents Incorporated by Reference:  N/A

                       INTERNATIONAL FUEL TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           FOR THE FISCAL PERIOD ENDED
                                DECEMBER 31, 1999

                           Index to Transition Report
                                  on Form 10-K


Part I                                                                    Page

   Item 1- Business                                                       4-10

   Item 2- Properties                                                       10

   Item 3- Legal Proceedings                                                10

   Item 4- Submission of Matters to a Vote of Security Holders              10

Part II

   Item 5- Market for Registrant's Common Equity and Related Stockholder
           Matters                                                          11

   Item 6- Selected Financial Data                                          12

   Item 7- Management's Discussion and Analysis of Financial Condition
           and Results of Operation                                      13-21

   Item 7a- Quantitative and Qualitative Disclosures About Market Risk      21

   Item 8- Financial Statements and Supplementary Data                      21

   Item 9- Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                      21-22

Part III

   Item 10- Directors and Executive Officers of the Registrant           23-25

   Item 11- Executive Compensation                                       25-26

   Item 12- Security Ownership of Certain Beneficial Owners and
            Management                                                   27-28

   Item 13- Certain Relationships and Related Transactions               28-29

Part IV

   Item 14- Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K                                                     29-30

                                     PART I

Item 1.    Business

           (a) General Business Development
           --------------------------------

           International Fuel Technology, Inc. ("IFT") was incorporated under the laws of the State of Nevada on April 9, 1996, to develop and commercialize a proprietary scientific process, "Performance Enhanced Emissions Reduced" ("PEER"). PEER is designed to reformulate various refined fuels, including #2 diesel fuel, home heating oil, #6 (Bunker) fuel, jet engine fuel and gasoline to improve combustion efficiency and reduce the amounts of harmful exhaust emissions from internal combustion engines. The resulting reprocessed fuels are known as PEERFUEL/TM/ ("PEERFUEL"). IFT is a development stage company, has had no revenues to date and has raised capital for initial development through the issuance of its securities and promissory notes.

           IFT has an authorized capitalization of 150,000,000 shares of common stock, $.01 par value per share and no authorized preferred stock. On July 22, 1999, IFT effected a one-for-ten reverse split of its outstanding common stock. All references to share information have been restated to reflect the split.

           Effective March 31,1998, IFT merged with United States Fuel Technology, Inc. United States Fuel Technology, Inc. was formed primarily to market PEERFUEL in North America. On May 29, 1998, IFT entered into an agreement and plan of merger with Scientific Fuel Technology, LLC, a company related through common ownership.

           IFT's common stock is traded on the NASD OTC Bulletin Board under the symbol IFUE.

           Pursuant to an Agreement and Plan of Merger effective as of October 27, 1999 between Blencathia Acquisition Corporation ("Blencathia") and IFT, all the outstanding shares of common stock of Blencathia were to be exchanged for 300,000 shares of common stock of IFT in a transaction in which IFT was the surviving company. Blencathia (a development stage company) was incorporated in Delaware on December 3, 1998 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of the date of the merger Blencathia had not yet commenced any formal business operations, and the $264 of operations costs through September 30, 1999 related to Blencathia's formation. In a related transaction following the Blencathia merger, IFT paid consideration consisting of $100,000 cash to TPG Capital Corporation ("TPG"), a former shareholder of Blencathia, pursuant to an agreement entered into in October 1999 under which IFT engaged TPG to provide services in connection with effecting a business combination between IFT and a publicly reporting company. Under the terms of the TPG agreement, IFT also agreed to place the IFT shares granted to Blencathia shareholders under the Blencathia merger agreement into escrow and to register and sell such shares on behalf of Blencathia shareholders for aggregate consideration of $500,000. Any remaining unsold shares will be returned to IFT after the former shareholders have received proceeds of $500,000. In the event the value of the shares generates less than $500,000 upon liquidation by Blencathia, IFT will need to satisfy the remaining liability.

           The officers, directors, and by-laws of IFT continued without change as the officers, directors, and by-laws of the successor issuer following the merger with Blencathia. All financial statement information presented for IFT reflects the operations of IFT and does not include any operations of Blencathia.

           IFT is engaged in one reportable industry segment. Financial information regarding this segment is contained in IFT's financial statements included in this report.

           (b) Description of Business
           ---------------------------

           To date, IFT has focused on the development of PEERDIESEL/TM/ ("PEERDIESEL"), its reformulated diesel fuel #2. Approximately 70% of the distillate fuel consumed in the United States, Canada and Mexico is diesel fuel #2. PEERDIESEL has undergone over two years of extensive testing at the California Environmental Engineering facility ("CEE"), an independent mobile emissions laboratory in Southern California recognized by the U.S. Environmental Protection Agency ("EPA") and certified by the California Air Resources Board ("CARB"), in order to obtain diploma certification. The testing by CEE is on three types of diesel engines representative of the majority of heavy duty diesels in use today. The initial certified test reports from CEE indicate that use of the PEERDIESEL process might significantly reduce airborne diesel exhaust particles. The use of PEERDIESEL does not require any engine retrofit and demonstrates no degradation in acceleration or loss of torque. PEERDIESEL can be produced, transported, stored and pumped without any special procedures beyond those already used in handling diesel fuel. Reformulated PEERDIESEL requires neither additives nor engine conversion and would be delivered to the consumer through the traditional distribution system so reformulation charges for PEERDIESEL will not add greatly to the pump price of the fuel. IFT anticipates that the additional cost of the pump price will not exceed $.10 per gallon.

           On June 17, 1999, the CARB issued Executive Order #D-485-1 to IFT permitting the use of the PEERDIESEL process in vehicles in California. This is a significant step in obtaining diploma certification in California for commercialization of PEERDIESEL. PEERDIESEL has entered the final stage of testing under a protocol established by CARB. This final stage involves specific transient testing to complete the full battery of tests on #2 diesel fuel necessary to confirm the pollution reduction results previously shown. Upon completion of final testing, IFT will begin marketing and distribution of PEERDIESEL.

          The State of California has some of the world's most stringent air pollution regulations and CARB certification of PEERDIESEL will allow IFT to automatically market PEERDIESEL in a majority of other states without further testing. Recently, the State of California declared diesel exhaust a carcinogen and the federal Clean Air Act Amendment of 1990 requires that diesel engines reduce their emissions of particulates and other harmful air pollutants significantly by 2006. IFT anticipates that federal and state pressure to decrease diesel fuel particulates will result in a large demand for PEERDIESEL once certification is achieved. In addition, the Clean Air Act provides that any pollution source which reduces pollution emissions below permitted levels is eligible to earn emission reduction credits, which can be bought, sold, traded or banked.

          MARKETING

          As a development stage company with no immediate revenue generation capabilities, our marketing strategy and resulting efforts have been relatively limited. We have worked over the past year to identify those companies that would benefit specifically from access to PEERFUEL technology and the resulting products. The companies we have targeted for marketing efforts once we are in a position to commercialize our technology can be grouped into three categories: production/distribution, sales, and other strategic businesses. In a number of cases firms can be considered to be in both of the first two segments, while other strategic companies are generally not involved directly in the petroleum industry (such as motor vehicle manufacturers).

          It is our intention to remain conservative in our marketing efforts until such time as either/both emission reduction gains are accepted on a regulatory basis (CARB certification) and we have proven greater fuel economy from PEERFUEL products. CARB certification is important because it immediately opens up the California market for diesel #2 to our technology. Given current refining methods used to meet CARB fuel equivalency standards for diesel fuel #2, our technology is appreciably less expensive, enabling us to market directly to refiners. California is important as a market for two reasons: the size of its market, and the positive perception that will accrue for our technology from certification as a CARB equivalent fuel. Should the results from fleet testing show conclusive evidence of fuel economy benefits from PEERDIESEL, we will immediately alter our marketing efforts to concentrate more heavily on the sales segment, which we believe will have an immediate interest in knowing more about our technology.

          IFT's current strategy anticipates that after CARB diploma certification is received, initial revenues will likely come from the sale of equipment needed to install the PEER process and start the processing of PEERDIESEL. Licensing and affiliated revenues would follow thereafter. IFT's key business strategy is as follows:

               o Complete South Coast Air Quality Management District certification of PEERDIESEL and commercialization of PEERDIESEL with CARB.

               o Work with representatives from State of California to introduce legislation to mandate use of PEERDIESEL.

               o Implement PEERDIESEL in Honduras as the pilot program for Emission Reduction Credits international trading.

               o Enter a joint venture to license refineries for use of PEERDIESEL reformulation process worldwide.

               o Expand PEERDIESEL technology to other states that have adopted California air quality regulations.

               o Expand research and development of other diesel distillate categories (jet fuel, home heating oil, bunkers for maritime).

               o Initiate gasoline testing research and development for possible inclusion in the PEERFUEL family of products.

          Currently, IFT is introducing PEERDIESEL into the market through its Web site information, press releases, and publication of testing results. IFT maintains an Internet Website at http://www.peerfuel.com. IFT intends to market PEERDIESEL by licensing arrangements with refineries and/or other appropriate marketing strategies.

          COMPETITION

          The growth in concern over the falling quality of the environment has stimulated significant efforts in a range of areas that can be considered competitive to PEERFUEL technology. Most experts agree that it is not an issue of if, but when a viable alternative or set of alternatives will be available to replace or greatly reduce the use of fossil fuels. The work now being performed is centered around either reducing the harmful emissions of fossil fuels, or replacing fossil fuels altogether.

          The majority of the technologies seeking to reduce or even eliminate harmful emissions fall into three categories: cleaner fuels, engine emission reduction devices, and fossil fuel alternatives. Clean fuel technology is centered around either additional refining which pulls out harmful emission substances (such as sulfur), or use additives (such as Methyl Tertiary Butyl Ether or MTBE) which bind to the fuel causing reduction in certain harmful emissions. Engine emission reduction devices include such items as the catalytic converter, which trap or filter harmful emissions before they are released into the environment. Fossil fuel alternatives include both alternative-fuel vehicles (electric cars) and alternative-fuels (compressed natural gas).

          The difficulty with most technologies now being pursued that work to reduce the harmful emissions from combusting fossil fuel, whether through cleaner fuel or engine devices, or a combination of the two, is that the improvements are only incremental and are very costly. While it is possible to make cleaner fuels that meet emission legislation targets for certain pollutants, to meet the more meaningful reduction standards it may push the cost of diesel fuel to two or even three times its current price. In addition, it has been proven that attempts to reduce a particular level of a pollutant such as sulfur, may have the unintended impact of increasing other pollutants. We are not aware of any research to date that generates a broad spectrum of emission reduction. Federal and state legislation covering emission reduction requirements also poses a problem for competitors because it can shift with respect to certain pollutants, leaving new technologies incompatible with new regulations and making them commercial nonviable.

          Alternative fuels and alternative vehicles are often acknowledged to hold the highest potential on a long term basis to solve pollution abatement needs, but face significant hurdles in crafting a solution in the near or medium term. Issues such as vehicle cost, engine re-fit, engine performance, potential environmental damage, scalability and others have effectively resulted in limiting the economic viability of these alternative technologies. Added to the problems just stated is the social cost of allowing for the potential elimination of a material part of the petroleum industry and the resulting effect on the world's economic system.

          While the level of competition in the market is wide, it is not believed to be especially deep in that no one emission reduction technology now dominates the market, and therefore, no one company or group of companies has a meaningful market share. We believe this is an opportune time for the introduction of PEERFUEL technology because it offers a low cost, high value product that can be seamlessly melded into the existing global economic framework.

          IFT anticipates three possible sources of competition for PEERFUEL:

               o Companies with greater resources and more financial strength that offer similar technology to PEERDIESEL;

               o    Vehicles utilizing alternative fuels; and

               o Alternative fuels for use on current vehicles with engine retrofitting.

          TRADEMARKS AND PATENTS

          IFT has two patents pending before the United States Patent and Trademark Office and has been issued six trademarks and service marks including PEERFUEL and PEERDIESEL. In addition to the foregoing proprietary technology restrictions, all testing by CEE or others is subject to strict privacy and confidentiality controls. No outside entity will be invited to evaluate the science underlying the PEER process until such time as the testing is completed.

          RESEARCH AND DEVELOPMENT

          IFT's research and development costs are related to the development and testing of the PEERDIESEL product. The costs incurred in research and development for the nine months ended December 31, 1999 was $330,353. Costs incurred in research and development for the years ended March 31, 1999 and 1998, were $842,905 and $330,089, respectively.

          We have been performing research and development activities on PEERFUEL since 1996, with the majority of our testing activities occurring in 1998-1999. Initial testing activities were conducted on a limited basis in July 1996 and again in January 1997, with smaller run times on few engine types. Initial results from these tests were encouraging not only for reductions in key emission substances, but also showed the potential for increased fuel economy.

          IFT officially engaged California Environmental Engineering (CEE) located in Santa Ana, California, to conduct a complete test program starting in 1998 using a variety of engine types. CEE is a state/CARB certified laboratory and is also recognized by the EPA. CEE has the ability to test both diesel fuel and gasoline products. The list of entities for which CEE has conducted testing includes CARB, EPA, Ford, General Motors, Volvo as well as other multi-national corporations.

          The formal research and development work consisted of running a series of tests under EPA and Society of Automotive Engineers (SAE) recommended procedures to determine the gaseous emissions levels of four separate diesel engines. The test procedures consist of a prescribed sequence of engine operating conditions on an engine dynamometer with measurements of hydrocarbons (HC), nitrogen oxides
          (NOX), carbon monoxide (CO), carbon dioxide (CO2), and particulate matter (PM). The testing was done during 13 steady state modes consisting of five modes at rated engine speed, five modes at an intermediate speed, and three modes at idle. Four separate engines were used in the testing: Cummins L-10, Caterpillar 3208, and two separate Detroit Diesel engines. The test fuel used for the baseline program was standard D-2 diesel fuel, and for the PEERFUEL testing re-processed D-2 fuel was used which ranged in age from less than one month old to nearly 12 months old.

          IFT is not presently engaged in any research and development activities. We do expect to continue testing some time in the near future in an effort to further clarify the exact scientific elements involved in the processing of fuel through the PEERFUEL system. In addition, further testing may be necessary to continue to tightly define the emission reduction benefits to be realized from PEERFUEL products. We have held several discussions with CARB officials who have evidenced the need to conduct transient cycle testing, a specialized form of engine testing. This testing will be part of our ongoing efforts to achieve special certification from CARB that would enable IFT to make specific claims with regard to emission reduction performance.

          In addition to CARB certification-related research and development efforts, we expect to put together a series of fleet testing programs to identify specific fuel economy benefits from PEERFUEL. IFT is in discussions with a variety of companies representing different industries and geographical conditions, which would participate in a three-six month fleet program. The fleet testing efforts are planned for the second half of 2000.

          EMPLOYEES

          IFT has five full time employees. The management of IFT believes the relationship with its employees is satisfactory.

Item 2.   Description of Property

          IFT maintains its administrative offices at 7777 Bonhomme, Suite 1920, St. Louis, Missouri, 63105, under an annual lease agreement for office space and administrative services of $5,000 per month for approximately 1,500 square feet from a company related through common ownership. The agreement expires in July 2000.

          IFT maintained its operations offices at 6170 W. Desert Inn Rd., Las Vegas, Nevada, 89146, under a month to month lease of $5,000 per month for office space and equipment from a company related through common ownership. During May 2000 IFT relocated its operations office to 7230 Raven Avenue, Las Vegas, NV 89113.

          The management of IFT believes that the current facilities are adequate to meet current operating requirements.

Item 3.   Legal Proceedings

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          Not Applicable

                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

          (a) Market Information
          ----------------------

          The Common Stock of IFT is traded in the over-the-counter market and the range of closing high and low bid prices shown below is as reported by the OTC Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                   Per Share Common Stock Bid Prices by Quarter
                                    For the Fiscal Year Ended December 31, 1999
                                    -------------------------------------------
                                                          High           Low

          First Quarter (4/1/99-6/30/99)                $   2.969     $    2.656
          Second Quarter (7/1/99-9/30/99)               $   4.281     $    4.031
          Third Quarter (10/1/99-12/31/99)              $   6.187     $    2.562


                                   Per Share Common Stock Bid Prices by Quarter
                                    For the Fiscal Year Ended March 31, 1999
                                    ----------------------------------------
                                                      High            Low

          First Quarter (4/1/98-6/30/98)(Note 1)       N/A            N/A
          Second Quarter (7/1/98-9/30/98)(Note 1)      N/A            N/A
          Third Quarter (10/1/98-12/31/98)           $7.50          $6.25
          Fourth Quarter (1/1/99-3/31/99)            $3.44          $2.97

          Reflects a one-for-ten reverse split of outstanding common stock effected by IFT on July 22, 1999. All closing high and low bid prices have been restated to reflect this reverse split.

          Note 1 - Shares of IFT common stock began trading during October 1998

          (b) Holders of Common Stock
          ---------------------------

          As of March 24, 2000, IFT estimates there were 5,200 beneficial shareholders of IFT's common stock. The closing bid stock price on March 24, 2000 was $2.98.

          (c) Dividends
          -------------

          IFT has not declared or paid a cash dividend to stockholders. The Board of Directors presently intends to retain any future earnings to finance IFT operations and does not expect to authorize cash dividends in the foreseeable future.

Item 6.   Selected Financial Statement Data

          Effective October 27, 1999, IFT changed the date of its fiscal year end from March 31 to December 31. The nine-month period ended December 31, 1999, is referred to as the transition period. All year and quarter references relate to IFT's prior fiscal years and quarters, unless otherwise stated

          The following tables set forth certain information concerning the Income Statement and Balance Sheet of IFT and should be read in conjunction with the Financial Statements and the notes thereto appearing elsewhere in this report.

          (a) Selected Income Statement Data (In Thousands of Dollars, Except Per Share Data)
          -------------------------------------------------------------------

                                                        Nine Months Ended December 31,
                                                               1999      1998
                                                               ----      ----
          Revenues                                               $0           $0
          Operating Expenses                                  5,227        7,335
          Net loss                                            5,632        7,404
          Basic and Dilutive Net Loss per Common Share         $.36         $.57

          Weighted Average Shares                        15,800,725   12,993,978

                                                             Fiscal Year Ended March 31,
                                                         ------------------------------------
                                                              1999        1998         1997
                                                         ------------------------------------
          Revenues                                               $0            $0          $0
          Operating Expenses                                  7,751         1,083         344
          Net loss                                            7,839         1,091         344
          Basic and Dilutive Net Loss per Common Share         $.59          $.20       $1.68

          Weighted Average Shares                        13,390,417     5,351,089     204,452

          IFT is a development stage company and has incurred $14,907,032 in expenses from inception in April 1996.

          (b) Selected Balance Sheet Data (In Thousands of Dollars)
          ---------------------------------------------------------

                                                          December 31, 1999
                                                          -----------------
          Total Assets                                             $68
          Long-Term Debt                                           $ 0

                                                              March 31,
                                                         ------------------
                                                         1999   1998   1997
                                                         ----   ----   ----
          Total Assets                                   $  6   $  7   $  5
          Long-Term Debt                                 $  0   $  0   $  0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Forward Looking Statements and Associated Risks

          This Transition Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are based largely on IFT's expectations and are subject to a number of risks and uncertainties, many of which are beyond IFT's control, including, but not limited to, economic, competitive and other factors affecting IFT's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by IFT with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. IFT does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

          Overview

          IFT was incorporated under the laws of the State of Nevada in April 1996, to develop and commercialize a proprietary scientific process, "Performance Enhanced Emissions Reduced" ("PEER"), that reformulates various refined fuels, including #2 diesel fuel, home heating oil, #6 (Bunker) fuel, jet engine fuel and gasoline to improve combustion efficiency and reduce the amounts of harmful exhaust emissions from internal combustion engines. The resulting reprocessed fuels are known as PEERFUEL. IFT is a development stage company, has had no revenues to date and has raised capital for initial development through the issuance of its securities and promissory notes.

          Comparison of Nine Months Ended 12/31/99 and Fiscal 3/31/99

          Total operating expenses from development stage operations were $5,226,799 for the nine months ended December 31, 1999, as compared to the development stage operating expenses of $7,751,844 for the twelve month period ended March 31, 1999. This represents a 32.6% decrease from the prior period. The total development stage operating expenses for the nine month period ended December 31, 1998, were $7,335,493. Decreased development stage operating expenses in the current period compared to the fiscal year ended March 31, 1999 are a result of decreased consulting fees, increased professional fees, and other expenses related to product development. IFT is presenting this comparison as the nine months ended December 31, 1999, compared to the nine months ended December 31, 1998. The primary expense incurred, of the $416,351 total expenses, during the three month period ended March 31, 1999, was $328,558 of product development costs.

          Consulting expenses during the nine months ended December 31, 1999, were $295,000 representing a decrease of $6,045,500 from the corresponding period for 1998. This represents a decrease of 95.3% from the prior period. The decrease is primarily due to the issuance of 1,200,000 shares of IFT common stock to the former Board Chairman during December 1998 as reimbursement for personally owned IFT common shares he issued to others for consulting services rendered. These shares were valued at the estimated fair value per share of $5.00.

          Research and Development costs during the nine months ended December 31, 1999 was $330,353, representing a decrease of $183,994 from the corresponding period for 1998. This represents a decrease of 35.8% from the prior period. The decrease is primarily due to the reduction in the purchase of testing supplies, rental equipment and decreased testing and laboratory fees.

          Rent expense during the nine months ended December 31, 1999 was $32,685 representing a decrease of $84,948 from the corresponding period of 1998. This represents a 72.2% decrease from the prior period. IFT rents its Las Vegas office space and equipment on a month to month basis from a company related through common ownership. From September 1, 1998 through March 31, 1999 the rent for the Las Vegas office facility was $18,000 per month. After March 31, 1999 the office rent decreased to $5,000 per month to reflect market and operations conditions. The revised rental amount was retroactive to March 1, 1999. A credit was issued in the amount of $13,000 during the nine month period ended December 31, 1999. Prior to September 1, 1998 the office rent was $4,000 per month. IFT rents its St. Louis office space and equipment on a six month lease from a company related through common ownership. Payments totaled $32,500 during the nine month period ended December 31, 1999.

          Payroll expenses during the nine months ended December 31, 1999 were $318,036 representing an increase of $201,363 from the corresponding period of 1998. This represents a 172.6% increase from the prior period. The increase was primarily due to the hiring of additional employees to administer the day-to-day operations. Additionally, on July 13, 1999 IFT entered into employment agreements with its Chief Executive Officer and Chief Operating Officer which expire January 31, 2000 with options to extend until July 31, 2000. Under the terms of the agreement(s), these officers will each receive base pay of $1,000 per month plus a combined total of 90,000 shares of IFT's common stock payable at the end of the initial term of the agreement. The stock-based compensation earned through December 31, 1999 is $166,587 and has been reflected in these financial statements as payroll expense and as additional paid in capital, calculated based on the trading price of IFT's stock at July 13, 1999 which was $2.1875 per share. Currently, IFT has five employees.

          Professional services during the nine months ended December 31, 1999, were $3,662,718 representing an increase of $3,581,282 over the corresponding period of 1998. This represents a 4397.6% increase from the prior period. On July 1,1999, IFT entered into an agreement with Onkar Corporation, Ltd. to issue 1,500,000 shares of common stock in exchange for various services including introduction to brokers, dealers and potential investors and for facilitating the writing of a minimum of three research reports on IFT. IFT received $750,000 for these shares. The $3,468,750 difference between the value of the shares using the market price at the date of the agreement and the $750,000 of proceeds received from the agreement have been reflected in the statement of operations for the nine month period ended December 31, 1999 as professional services expense. The increase in professional services is also due to hiring services for payroll, web-site initialization, costs related to investigation of patent filing, financial information report filing and new administrative expenses. Additionally, there were increases in legal and audit expenses during the nine month period ended December 31, 1999.

          Acquisition expense during the nine months ended December 31, 1999, were $500,000 representing an increase of $500,000 over the corresponding period of 1998. Effective October 27, 1999, IFT merged with and into Blencathia Acquisition Corporation. Blencathia had 300,000 shares outstanding at the time of merger, which it redeemed and canceled. In exchange for 300,000 shares of Blencathia's common stock, IFT will issue Blencathia 300,000 of its restricted common shares. These restricted common shares are expected to be sold in an amount sufficient to provide the former shareholders of Blencathia with proceeds of $500,000.

          Other expenses for the nine months ended December 31, 1999, were $59,234 representing an increase of $12,166 from the corresponding period of 1998. This represents a 25.8% increase from the prior period. The increase for the nine months ended December 31, 1999 is due primarily to the cost to purchase postage for shareholder news mailings, the rights offering information mailing to shareholders, the mailing of the rights offering stock certificates, printing costs for the new rights offering stock certificates, transfer agent fees to process the rights offering stock certificates and the purchase of a Director's and Officers Liability Insurance Policy.

          Interest expense during the nine months ended December 31, 1999 was $405,341 representing an increase of $336,769 for the corresponding period of 1998. This represents a 491.1% increase from the prior period. Interest expense increased primarily due to IFT's agreement entered into with certain promissory note holders on November 1, 1999 to issue 423,537 shares of its common stock by December 31, 1999 in exchange for the balance of the promissory notes due in the amount of $704,255 and interest on the notes due in the amount of $142,820 at $2.00 per share. The note and interest exchange value was calculated based on the trading price of IFT's stock at November 1, 1999. The $355,771 difference between the $2.00 (per the agreement) value of the shares and the $2.84 trading price of the shares has been reflected in these financial statements as interest expense.

          The net loss for the nine months ended December 31, 1999, was $5,632,140 as compared to the net loss of $7,404,065 for the nine month period ended

          December 31, 1998. This represents a 23.9% decrease from the prior period. The net loss per share for the nine months ended December 31, 1999 was $.36 as compared to the net loss per common share of $.57 for the nine month period ended December 31, 1998.

          Comparison of Fiscal 3/31/99 And Fiscal 3/31/98

          Total operating expenses were $7,751,844 for the twelve months ended March 31, 1999, as compared to the operating expenses of $1,083,148 for the twelve months ended March 31, 1998 representing an increase of $6,668,696. This represents a 615.7% increase from the prior period. Increased operating expenses are a result of consulting fees, costs incurred in product development, rent expense, payroll expense and interest expense.

          Consulting expenses during the twelve months ended March 31, 1999 were $6,342,000 representing an increase of $5,798,588 from $543,412 during the twelve months ended March 31, 1998. This represents a 1067.1% increase from the prior period. The increase is primarily due to the issuance of 1,200,000 shares of the IFT's stock to the former Board Chairman during December 1998 as reimbursement for consulting services he personally paid for on behalf of IFT. These shares were valued at the estimated fair value per share of $5.00.

          Research and development costs during the twelve months ended March 31, 1999 were $842,905 representing an increase of $512,816 from $330,089 during the twelve months ended March 31, 1998. This represents a 155.4% increase from the prior period. The increase is primarily due to the enhanced laboratory testing schedule and the purchase of additional shop and testing supplies.

          Rent expense during the 12 months ended March 31, 1999 was $146,000 representing an increase of $96,724 from $49,276 during the twelve months ended March 31, 1998. This represents a 196.3% increase from the prior period. IFT rents its office space and equipment on a month-to-month basis from a company related through common ownership. IFT moved to new offices in Las Vegas on September 1, 1998. The rental expense for the new facility was $18,000 per month, an increase of $14,000 per month from $4,000 per month for the corresponding period for 1998.

          Payroll expenses and related benefits during the twelve months ended March 31, 1999 were $180,327 representing an increase of $127,321 from $53,006 during the twelve months ended March 31, 1998. This represents a 240.2% increase from the prior period. The increase is due primarily to the hiring of additional employees to administer the day-to-day operations of IFT.

          Professional services during the twelve months ended March 31, 1999 were $84,634 representing an increase of $63,540 from $21,094 during the twelve months ended March 31, 1998. This represents a 301.2% increase from the prior period. The increase is due primarily to additional legal, accounting and financial information reporting services.

          Travel expenses for the twelve months ended March 31, 1999 were $41,164 representing a decrease of $2,552 from $43,716 during the twelve months ended March 31, 1998. This represents a 5.8% decrease from the prior period. The decrease is due primarily to a reduction of trips taken to the testing laboratory in California.

          Other expenses for the twelve months ended March 31, 1999 were $35,782 representing an increase of $32,100 from $3,682 during the twelve months ended March 31, 1998. This represents a 871.8% increase from the prior period. The increase is due primarily to postage for shareholder mailings, meals and entertainment, laundry and cleaning of uniforms.

          Interest expense during the twelve months ended March 31, 1999 was $87,909 representing an increase of $80,391 from $7,518 during the twelve months ended March 31, 1998. This represents a 1069.3% increase from the prior period. The increase is due primarily to interest accrued on unsecured, short-term loans used for working capital for IFT, which bear interest at 12% per annum.

          The net loss for the year ended March 31, 1999, was $7,839,753 as compared to the net loss of $1,090,666 for the year ended March 31, 1998. This represents a 618.8% increase from the prior period. The net loss per share for the year ended March 31, 1999 was $.59 as compared to the net loss per common share of $.20 for the year ended March 31, 1998.

          New Accounting Pronouncements

          In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for years beginning after June 15, 2000 and requires comparative information for all fiscal quarters of fiscal years beginning after June 15, 2000. IFT does not expect the adoption of this statement to have significant impact on its results of operations, financial position or cash flows.

          Year 2000 Matters

          The "Year 2000" problem refers to the potential for computational errors or system malfunctions by computer hardware or software that fail to properly recognize dates beginning with January 1, 2000, or which fail to recognize 2000 as a leap year. In anticipation of this problem, we implemented a Year 2000 readiness program intended to identify, evaluate and address our Year 2000 exposure.

          At the time that this report was prepared, we had not experienced any material Year 2000 problems with our internal systems and were not aware of any such problems experienced by our vendors and other service providers. As a result, no material adverse impact of the Year 2000 problem on our business and operations was expected at the time of this report, based upon the information available to us. Although we believe that it is unlikely at the time of this report, there can be no assurance that any Year 2000 problems will not result in material cost to us or have a material, adverse impact on our business, financial condition or results of operations.

          Liquidity and Capital Resources

          A critical component of IFT's operating plan impacting the continued existence of IFT is the ability to obtain additional capital through additional debt and/or equity financing. We do not anticipate IFT will generate a positive internal cash flow until such time as IFT can generate revenues from license fees from its PEERFUEL process and/or direct sales of its PEERFUEL products, either or both of which may take the next few years to realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, IFT may have to cease or significantly curtail its operations. This would materially impact our ability to continue as a going concern. The independent auditor's reports included with the financial statements later in this Form 10-K indicate there is a substantial doubt that IFT can continue as a going concern.

          We have met our capital needs since inception primarily through the issuance of common stock as compensation for services rendered, which have totaled $9,950,476 since inception in April 1996, and for the nine-month period ended December 31, 1999, totaled $3,642,335. In addition to these amounts, we have raised $2,583,678 in cash from the issuance of common stock since the IFT's inception, with $1,146,450 of this total raised during the nine-month period ended December 31, 1999. Most of these funds have been raised through private placement transactions. Finally, since IFT's inception, financing totaling $1,031,425 was raised privately through notes payable to various sources, of which $291,171 was repaid, $677,754 was converted to common stock, and $62,500 is recorded as a liability on the December 31, 1999, balance sheet. For the nine months ended December 31, 1999 proceeds from notes payable totaled $325,700, with $258,000 repaid and $677,754 converted to common equity. The notes payable were converted at an average price of $2.00 per share, and included both the outstanding principal and interest owed as of November 1, 1999.

          The cash used in operating activities for the nine months ended December 31, 1999 was $1,162,743 as compared to $1,396,056 and
          $773,808 used in operating activities for the years ended March 31, 1999 and 1998, respectively. The cash provided by financing activities was $1,214,150 for the nine months ended December 31, 1999 as compared to $1,395,724 and $767,243 provided by financing activities for the years ended March 31, 1999 and 1998, respectively. Net cash increased by $26,358 for the nine months ended December 31, 1999 as compared to net cash decreasing by $4,612 and $6,207 for the years ended March
          31, 1999 and 1998, respectively.

          While management can not make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $3 million over the next two-year period will be necessary in order to enable us to meet our capital needs. We believe the $3 million will be used as follows: $1.2 million for specific testing as part of required regulatory procedures as set by the Air Resources Board of California ("CARB"), $300,000 for commercial fleet testing programs, $300,000 for initial sales and marketing efforts, and $1.2 million for salary and related administrative expenses (rent, telephone, etc.). In February 2000, IFT entered into a convertible debenture purchase agreement to raise $3,000,000 through the sale of convertible debentures. In connection with the convertible debenture purchase agreement IFT issued a warrant to purchase 390,000 shares of common stock. IFT is additionally required to issue 195,000 shares of common stock to place in escrow pending the sale of the convertible debentures. Such financing is contingent upon IFT's ability to register the shares of common stock underlying the warrants and debentures with the Securities and Exchange Commission (the "SEC"). There can be no assurance that the registration will be granted effectiveness by the SEC, in which case IFT would be required to seek alternate sources of financing.

          Plan of Operation

          Since its inception IFT has sought to complete research and testing sufficient to prove that the proprietary PEERFUEL process results in a substantial reduction of certain harmful pollutants generated in the combustion of diesel fuel #2. Approximately $9 million has been spent since IFT's inception for research and development and consulting services related to the effort to prove these claims, with almost $2 million spent directly on testing at California Environmental Engineering ("CEE"), a California certified testing laboratory. We believe the results of the CEE testing substantiate the value of PEERFUEL in reducing harmful pollutants, and are now ready to submit the test results to CARB to achieve the necessary regulatory approvals we feel are essential to commercialization of the PEERFUEL process.

          Our understanding of the regulatory process is that there are two separate divisions within CARB from whom we will need to receive regulatory approval. One of these divisions has a prescribed and well-understood protocol for approval. As part of this protocol, IFT will submit itself to the pre-set regulatory process at a to-be-determined laboratory approved by CARB for such work. We have held several discussions with Southwest Research Institute ("SRI"), a testing laboratory located in San Antonio, Texas, to have them perform this work. SRI has estimated the time frame to complete such testing at 2-4 weeks, with an associated cost of approximately $300,000. We believe the successful completion of this process will enable IFT to market its PEERFUEL technology to certain companies in the petroleum industry (primarily refineries) as a lower-cost alternative to creating CARB-reference diesel fuel #2 in the State of California.

          This specific component of our strategy will not result in Certification as defined by CARB, and therefore, will not allow IFT to make any specific claims in the marketplace concerning the ability of the PEERFUEL process to significantly reduce harmful levels of certain pollutants. To achieve CARB Certification it is necessary to submit a second application to a separate division of CARB. Discussions are ongoing with this division of CARB to better understand what criteria will be essential to achieving Certification, and based upon this criteria, what additional testing of PEERFUEL treated diesel fuel #2 will/may be necessary. We have received confirmation through a letter from CARB that they will require testing results from one specific testing protocol (transient cycle testing). This testing is readily available in the marketplace through a number of qualified laboratories. We will begin soliciting bids from several of these labs with the intention of completing this testing in 3-6 months. Prior to this testing, however, we will formally submit for Certification with CARB. Again, as there is no formal, established protocol for Certification, it is not possible at this time to determine the cost or time frame to receive Certification, nor is it possible to predict whether the pollution reduction results achieved by PEERFUEL will warrant a grant of Certification from CARB. The ultimate objective with regard to Certification is to create significant economic value for IFT by providing companies who have commercial fleet vehicles the ability to realize a tax credit when they use PEERFUEL products.

          The third and final research and testing stage for the PEERFUEL process is to conduct live testing with commercial and public fleet vehicles. Heretofore in its research and testing efforts IFT has concentrated on the pollution reduction results achieved by PEERFUEL products. Based upon a single fleet test conducted in St. Louis with a long-haul trucking company in 1998, we believe further research into the fuel economy potentially contained in PEERFUEL products is warranted. While this test was not conclusive (and neither was it conducted in a formal, scientific manner) the results did show significant improvement in fuel economy under certain normal driving conditions with a limited range of engine and vehicle types. Therefore, IFT expects to commit approximately $300,000 over the coming year for commercial fleet tests to determine if there are any fuel economy benefits in PEERFUEL products.

          To conduct the potential testing necessary for both the regulatory and commercial fleet efforts we expect we will need to produce one or more PEERFUEL systems. The quantity and size of the system(s) to be produced will be determined by a number of factors, including number of locations requiring PEERFUEL processed diesel fuel #2 at any one time, geographic location and volume of fuel required. The approximate cost of a medium-sized system is $250,000. Other costs associated with the processing of diesel fuel #2 into PEERFUEL will be required, including salary and shipping expenses. While these costs cannot be estimated at this time, we believe IFT will obtain adequate financing to fund such costs.

          Management believes that IFT's anticipated strategic efforts do not require any additional personnel. As such, the administrative budget of $1.2 million for the next two years is believed to be adequate. We anticipate approximately $300,000 will be required for initial sales and marketing efforts during the coming year, provided results from our regulatory and commercial efforts described above are positive. It is our intention to begin immediately to generate revenues from license fees, direct sales, joint venture or any other business relationship deemed in the best interests of the shareholders at such time as the regulatory and commercial viability of the PEERFUEL process is proven.

          Subsequent Events

          During January 2000, IFT issued 100,000 shares of common stock in a private placement for $200,000.

          Effective January 14, 2000, IFT adopted a Consultant and Employee Stock Compensation Plan. This plan provides that the Board of Directors may award shares of IFT's stock to officers, directors, consultants and employees as compensation for services. The maximum number of shares of common stock which may be awarded under this plan is 500,000 shares. During March 2000 IFT issued a total of 65,000 shares of common stock to five directors as reimbursement for directors' expenses.

          During January 2000, IFT entered into an employment agreement with Jonathan R. Burst to serve as Chief Executive Officer of IFT until December 31, 2000 at a base annual salary of $180,000. In addition, Mr. Burst is to receive 6,000 shares of common stock each month. On February 23, 2000 the Board of Directors granted Jonathan Burst 100,000 shares of IFT's common stock for his appointment as Chief Executive Officer. During January 2000, IFT entered into an employment agreement with William J. Lindenmayer to serve as Chief Operating Officer of IFT until December 31, 2000 at a base annual salary of $125,000. In addition, Mr. Lindenmayer is to receive 3,000 shares of common stock each month. On February 23, 2000 the Board of Directors awarded an initial grant of 100,000 shares of IFT's common to William Lindenmayer for his appointment as President and Chief Operating Officer.

          During February 2000 a warrant for 390,000 shares of common stock was exercised by GEM Global Yield Fund Limited at a cost of $.01 per share. During February 2000 IFT issued 195,000 shares of common stock and placed them in escrow in accordance with the convertible debenture purchase agreement entered into in February 2000.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

          N/A

Item 8.   Financial Statements and Supplementary Data

          Financial statements as of and for the nine month period ended December 31, 1999, and as of and for the years ended March 31, 1999 and 1998, are presented in a separate section of this report following
          Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          As of March 7, 2000, the Board of Directors have unanimously agreed to engage BDO Seidman, LLP to be IFT's new principal accountant. At no time during the past two fiscal years or any subsequent period prior to engagement as principal auditor did the Registrant consult with BDO Seidman, LLP regarding either the application of accounting principles to a specified transaction or type of audit opinion which might be rendered on the Registrant's financial statements or any other matter.

          The former accountant, McGladrey & Pullen, LLP declined to stand for re-election for the December 31, 1999 engagement. The independent auditors' reports for March 31, 1999 and 1998, were modified as to uncertainties about the entity's ability to continue as a going concern. IFT and its former accountants had no disagreements during the fiscal years ended March 31, 1999 and 1998, and through the date they declined to stand for re-election.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          The executive officers and directors of IFT are as follows:

            Name                     Age   Title
            ----                     ---   -----

           Jonathan R. Burst         41    Chief Executive Officer, Director
           William J. Lindenmayer    40    President, Chief Operating Officer,
                                           Director
           Patty Foltz               45    Secretary/Treasurer
           Fred K. Jensen            64    Director, Chairman
           David B. Norris           51    Director
           Glen T. Slay              39    Director from April 1999 to
                                           February 2000
           Jeffrey C. Slay           28    Director from April 1999 to
                                           February 2000
           Dan Willis                58    Director from April 1999 to
                                           February 2000
           Harry Demetriou           56    Director

          All directors of IFT hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, IFT's Bylaws provide for not less than one nor more than nine directors. Currently, there are five directors of IFT. The Bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

          Background of Directors and Executive Officers:

          JONATHAN R. BURST has served as Chief Executive Officer of IFT since July 1999. From July 1999 to February 2000 he also served as President of IFT. In February 2000 he was named a director of IFT. In 1998, Mr. Burst founded Burcor International, St. Louis, Missouri, an insurance brokerage firm, and has served as its President since its inception. From 1992 to 1998, Mr. Burst served as Executive Vice President and Managing Director of mergers and acquisitions at Aon Risk Services, a St. Louis, Missouri, mergers and acquisition risk management consulting company. Mr. Burst received his Bachelor of Arts degree in Economics from the University of Missouri in 1981.

          WILLIAM J. LINDENMAYER has served as President of IFT since February 2000. He has also served as the Chief Operating Officer of IFT since July 1999. In February 2000 he was named a director of IFT. From 1999 to the present, Mr. Lindenmayer has served as Managing Director of Burcor Capital, LLC, a venture capital merger and acquisitions subsidiary of Burcor International, St. Louis, Missouri. From 1997 to 1999, Mr. Lindenmayer served as president of DLW Partners, LLC, St. Louis, Missouri, a video tape distribution company. From 1995 to 1997, Mr. Lindenmayer served as President of WLI William Lindenmayer Group, Inc., St. Louis, Missouri, a financial consulting company. Mr. Lindenmayer received his Bachelor of

          Science degree from Cornell University in 1982 and his Masters of Business Administration from University of Virginia in 1988.

          PATTY FOLTZ has served as Secretary/Treasurer of IFT since August 1998. From 1995 to 1998, Ms. Foltz served as Corporate Secretary, Treasurer and Chief Financial Officer of Jake's Crane Rigging & Transport International, Inc., Las Vegas, Nevada, a large equipment rental company. From 1994 to 1995, Ms. Foltz served as Accounting Manager at Jake's Crane Rigging & Transport International, Inc. From 1989 to 1997, Ms. Foltz served as Corporate Secretary, Treasurer and Chief Financial Officer of Jake's Wire Rope, a crane rigging supply sales division of Jake's Crane Rigging & Transport International.

          FRED K. JENSEN has served as a director of IFT since April 1999 and became chairman of the Board of Directors in February 2000. Since 1975, Mr. Jensen has served as President of Jensen Oven Co., Inc., Farmington Hills, Michigan, a manufacturer of industrial heating equipment. Since 1978, Mr. Jensen has also served as a consultant to casualty insurance companies regarding cause and origin investigations of fires and explosions in industrial process heating equipment and related equipment. Mr. Jensen received his Bachelor of Science degree in Mechanical Engineering in 1957 from Michigan State University.

          DAVID B. NORRIS has served as a director of IFT since April 1999. Since 1983, Mr. Norris has been the owner and President of Addicks Services, Inc., Richmond, Texas, a construction company.

          GLEN T. SLAY served as a director of IFT from April 1999 to February 2000. Since 1983, Mr. Slay has served as Vice President at Slay Industries, a company specializing in transportation and distribution of goods and commodities via rail, truck and barge with facilities to store, package and reship goods. Mr. Slay received his Bachelor of Economics degree in 1982 from the University of Missouri. Mr. Slay resigned from the IFT Board of Directors in February 2000.

          JEFFREY C. SLAY served as a director of IFT from April 1999 to February 2000. Since 1995, Mr. Slay has served as Vice President of Slay Transportation, St. Louis, Missouri, a bulk chemical carrier (tank truck). Mr. Slay received his Bachelor of Science degree from University of Missouri in 1994. Mr. Slay resigned from the IFT Board of Directors in February 2000.

          DAN WILLIS served as a director of IFT from April 1999 to February 2000. Since 1995, Mr. Willis has served as Regional Director for West Texas of National Wide Insurance, Waco, Texas. From 1988 to 1995, Mr. Willis served as Farm Director, KCEN-TV, Waco, Texas and produced several television spots for the station. Mr. Willis is a licensed auctioneer and a Texas Rodeo Hall of Fame inductee. In 1994, Mr. Willis was selected as Farm-Caster of the Year for Texas. Mr. Willis is a member of the Professional Rodeo Cowboys Association. Mr. Willis resigned from the IFT Board of Directors in February 2000.

          HARRY DEMETRIOU has served as a director since February 2000. Mr. Demetriou has been a ship owner for over 25 years. The ships are bulk carriers of and transport goods in bulk on a worldwide basis.

Item 11.  Executive Compensation

          The following table sets forth information concerning all cash and non-cash compensation paid or to be paid by IFT as well as certain other compensation awarded, earned by and paid, during the fiscal years indicated, to the Chief Executive Officer and for each of IFT's other executive officers whose annual salary and bonus exceeds $100,000 for such period in all capacities in which they served.

                           Summary Compensation Table

Annual Compensation       Long-Term Compensation
                                   Awards


                                                   Other                   All
Name and                                          Annual     Restricted   Other
Principal             Period                      Compen-      Stock      Compen-
Position              Ended    Salary   Bonus     sation       Awards     sation
--------              ------   ------   -----     ------       ------     ------
Jonathan R. Burst,
Chief Executive
Officer              12/31/99  $5,493       0          0      $111,056        0

Norman C. Barrett,
NOPEC Consultant
For IFT and former
Board Chairman       12/31/99       0       0          0             0        0
                      3/31/99       0       0   $100,000(1)          0        0
                      3/31/98       0       0          0             0        0

          (1) Consultant Fees

          Perquisites and other personal benefits are omitted because they do not exceed either $50,000 or 10% of the total of annual salary and bonus for the named executive officer.

          Employment Agreements

          On July 13, 1999 IFT entered into an employment agreement with Jonathan R. Burst serving as President and Chief Executive Officer. Mr. Burst receives a base pay of $1,000 per month plus 10,000 shares of IFT's common stock during the initial term for an aggregate of 60,000 shares. The employment agreement provided that the initial term of office will expire on January 31, 2000 with extensions until July 31, 2000, unless either party elects not to continue the agreement. The value of the 50,000 shares earned through December 31, 1999, $111,056, has been recorded as payroll expense. The agreement was extended during January 2000 with Mr. Burst serving as Chief Executive Officer with an annual base salary of $180,000, 6,000 shares per month and a bonus award as deemed appropriate by the Board of Directors of IFT. The new agreement extends through December 31, 2000 and will automatically renew unless either party elects not to continue the agreement. On February 23, 2000 the Board of Directors granted Jonathan Burst 100,000 shares of the IFT's common stock for his appointment as Chief Executive Officer.

          On July 13, 1999 IFT entered into an employment agreement with William
          J. Lindenmayer, serving as Chief Operating Officer. Mr. Lindenmayer receives a base pay of $1,000 per month plus 5,000 shares of IFT's common stock during the initial term for an aggregate of 30,000 shares. The employment agreement provides that the initial term of office will expire on January 31, 2000 with extensions until July 31, 2000 unless either party elects not to continue with the agreement as so stated. The agreement was extended in January 2000. Pursuant to the new agreement, Mr. Lindenmayer is entitled to an annual base salary of $125,000, 3,000 shares per month and a bonus award as deemed appropriate by the Board of Directors of IFT. The new agreement extends through December 31, 2000 and will automatically renew unless either party elect not to continue with the agreement as so stated in the agreement. On February 8, 2000, the Board of Directors appointed Mr. Lindenmayer as President and increased his annual base salary to $180,000. On February 23, 2000 the Board of Directors awarded an initial grant of 100,000 shares of the IFT's common stock to Mr. Lindenmayer for his appointment as President and Chief Operations Officer.

          Incentives

          On February 23, 2000, the Board of Directors adopted a Stock Incentive Plan that will consist of stock awards paid in the amount of 100,000 shares of IFT's common stock to IFT's senior management when the finalization of a subordinated debt contract is complete, funding is secured to cover the budget for the next 24 months, creation and enactment of the IFT's Business Plan is in progress and the initiation of the final protocol testing for the reference standard fuel has commenced.

          Compensation of Directors

          On February 23, 2000, the Board of Directors adopted the Director's Stock Compensation Plan, which provides for an annual award of 10,000 shares of IFT's common stock to the Board members as reimbursement for their attendance at the Board meetings. Each Board member will be awarded additional 1,000 shares of IFT's common stock for any three-telephone conference call Board meetings attended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information as of March 24, 2000, regarding the beneficial ownership determined in accordance with the rules of the SEC, which generally attributes beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities, of IFT's common stock of: (I) each person known by IFT to own beneficially more than five percent of IFT's common stock; (ii) each director and nominee for director of the IFT; (iii) each executive officer named in the Summary Compensation Table (see "Executive Compensation"); and (iv) all directors and executive officers of IFT as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

                   Name of                  Amount and Nature of           Percent of
               Beneficial Owner             Beneficial Ownership        Common Stock(1)
               ----------------             --------------------        ---------------
               Jonathan R. Burst(2)                966,250                     5.4%
               William J. Lindenmayer(3)           190,000                     1.0%
               Patty Foltz                          69,648                     0.4%
               Fred K. Jensen(4)                   162,833                     0.9%
               David B. Norris                     246,562                     1.4%
               Harry F. Demetriou(5)               205,000                     1.1%
               All directors and executive
                officers as a group              1,840,293                    10.2%

          (1) Based upon 17,987,698 outstanding shares of common stock

          (2) Includes 150,0000 shares owned by Burcor Capital, L.L.C. of which Mr. Burst is an executive officer and deemed to be the benefical owner of such shares.

          (3) Includes 50,000 shares owned by Burcor Capital, L.L.C. of which Mr. Lindenmayer is an executive officer and deemed to be the beneficial owner of such shares.

          (4) Includes 3,260 shares owned by Jensen Fabricating Co., Inc. of which Mr. Jensen is an executive officer and deemed to be the beneficial owner of such shares; includes 104,500 shares held jointly with Mr. Jensen's spouse; includes 24,054 shares held by Mr. Jensen's spouse.

          (5) Includes 205,000 shares owned by Observor Acceptances, Ltd. of which Mr. Demetriou is the sole owner and deemed to be the beneficial owner of such shares.

          Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires IFT's executive officers and directors, and persons who beneficially own more than ten percent of IFT's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish IFT with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to IFT and written representations from IFT's executive officers and directors, IFT believes that during fiscal 1999 no Forms 3 and 4 were filed on a timely basis for IFT's executive officers and directors. IFT believes all such delinquent reports have since been filed.

Item 13.  Certain Relationships and Related Transactions

          IFT issued 1,200,000 restricted shares (reimbursement shares) to a consultant on December 21, 1998. This consultant had been a founder of IFT and had several individuals provide services in connection with the technology of IFT, provide business contacts to assist IFT in its business plan and to assist in the raising of capital. These shares served as a reimbursement to this consultant for 1,699,800 of his personal shares distributed to others in exchange for their services to IFT. The value of their services was based on $.10 per share as determined by the Board of Directors. The market value of the reimbursement shares was determined by the Board of Directors based upon the private placement of common stock sold in November 1998 at $5.00 per share. The $6,000,000 value has been included in consulting services for the year ended March 31, 1999.

          IFT rents office space and equipment from Nevada Offshore Petroleum Export Corp., a company related through common ownership, under a month to month agreement requiring monthly payments. Prior to September 1, 1998 the office rent was $4,000 per month. From September 1, 1998 through March 31, 1999 the rent for the Las Vegas office facility was $18,000 per month. After March 31, 1999 the office rent decreased to $5,000 per month. The revised rental amount was retroactive to March 1, 1999. A credit was issued in the amount of $13,000 during the nine-month period ended December 31, 1999.

          IFT obtains general and administrative services and rents office space and equipment from Burcor Capital, L.L.C., a company related through common ownership (Mr. Jonathan Burst, executive officer and director of IFT, is the founder and president of Burcor Capital, L.L.C.) , under a six-month agreement requiring monthly payments of $5,000. Payments totaled $32,500 during the nine month period ended December 31, 1999.

          On April 26, 1999, at the Annual Shareholders Meeting, the Shareholders of IFT approved the engagement of Burcor Capital, L.L.C. as IFT's investment bankers to develop investment and marketing relationships in connection with a merger or consolidation of IFT with any other business entity, the sale of all or part of IFT securities for cash or in exchange for other tangible or intangible consideration ("Potential Transactions") and the planning and actions taken for the purpose of effecting one or more Potential Transactions. As of December 31, 1999 no amounts have been paid related to this agreement.

          On October 7, 1999, IFT entered into an Advisory Agreement with Mr. Harry Demetriou on a non-exclusive basis to render financial advisory services to IFT in connection with the possible sale of IFT. As of December 31, 1999 no payments had been made related to this agreement.

          On November 1, 1999, IFT entered into an agreement with certain related party promissory note holders to issue 423,537 shares of its common stock by December 31, 1999 in exchange for the balance of the promissory notes due in the amount of $677,254, a related party account payable of $26,500 and interest on the notes due in the amount of $142,820 at $2.00 per share. The stock-based note and interest exchange value was calculated based on the trading price of IFT's stock at November 1, 1999. The $355,771 difference between the $2.00 (per the agreement) value of the shares and the trading price of the shares has been reflected in these financial statements as interest expense.

          At December 31, 1999, IFT owed one of its stockholders approximately $89,000 for legal services performed. Subsequent to December 31, 1999, the stockholder agreed to accept 27,559 shares of IFT's common stock in lieu of cash for the amounts due to him.

          During October 1999 IFT entered into an agreement with TPG Capital Corporation, a company related through common ownership, for consulting services. A payment of $100,000 was made during the nine month period ended December 31, 1999.

                                     PART IV

Item 14.  Exhibits, Financial Statements and Schedules, and Reports on Form
          8-K

          (a) Document List

          1. Financial Statements

               - See index to financial statements and supporting schedules on page 31 of this annual report on Form 10-K

          2. Financial Statement Schedules

               - All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

          3. Exhibits Required by Securities and Exchange Commission Regulation S-K The following exhibits are filed as part of the report or are incorporated by reference

               EXHIBITS

               2.1 Agreement and Plan of Merger between Blencathia Acquisition Corporation and International Fuel Technology, Inc.

               3.1 Certificate of Incorporation of International Fuel Technology, Inc. and all amendments.

                3.2 By-laws of International Fuel Technology, Inc.

               10.1 TPG Consulting Agreement

               10.2 Convertible Debenture Purchase Agreement

               10.3 Jonathan R. Burst Employment Agreement

               10.4 William J. Lindenmayer Employment Agreement

              *16.1 Letter, dated January 21, 2000, from McGladrey & Pullen, LLP to the Registrant regarding resignation of certifying accountant

              *16.2 Letter, dated February 10, 2000, from McGladrey & Pullen,
                    LLP regarding client-auditor relationship

               23.1 Consents of BDO Seidman, LLP

               23.2 Consents of McGladrey & Pullen, LLP

               27   Financial Data Schedule


          *Incorporated by reference to Exhibits to Form 8-K filed on February
           10, 2000

          (b) Reports on Form 8-K

               - Form 8-K filed November 3, 1999, including information about changes in control of registrant, acquisition or disposition of assets, other events (successor issuer election), resignation of directors and executive officers, and change in fiscal year. The Form 8-K did not include financial statements.

               - Form 8-K filed November 10, 1999, including press release as an exhibit.

          (c) Exhibits

              See (a) above

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)


Report of Independent Certified Public Accountants                        32

Independent Auditor's Report                                              33

Financial Statements
      Balance sheets                                                      34
      Statements of operations                                            35
      Statements of stockholders' deficit                                 36
      Statements of cash flows                                         37-38

Notes to Financial Statements                                          39-51

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'

          To the Board of Directors and Stockholders
          International Fuel Technology, Inc.
          St. Louis, Missouri

          We have audited the accompanying balance sheet of International Fuel Technology, Inc. (a Nevada corporation in the development stage) as of December 31, 1999, and the related statements of operations, stockholders' deficit and cash flows for the nine month period then ended and the related statements of operations and cash flows for the period from inception (April 9, 1996) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of International Fuel Technology, Inc. for the period from inception (April 9, 1996) to March 31, 1999. Such statements are included in the cumulative inception to December 31, 1999 totals of the statements of operations and cash flows and reflect a net loss of 61% of the related cumulative total. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception (April 9, 1996) to March 31, 1999 included in the cumulative totals, is based solely upon the report of the other auditors.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

          In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of International Fuel Technology, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the nine month period then ended and for the period from inception (April 9, 1996) to December 31, 1999 in conformity with generally accepted accounting principles.

          The accompanying financial statements have been prepared assuming that International Fuel Technology, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, International Fuel Technology, Inc. has suffered recurring losses from operations, has negative working capital, cash used in operating activities and has a stockholders' deficit that raise substantial doubt about International Fuel Technology, Inc.'s ability to continue as a going concern. Management's plans in regard to these matters are also described in
          Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


          BDO SEIDMAN, LLP

          St. Louis, Missouri
          April 7, 2000

                          INDEPENDENT AUDITOR'S REPORT


          To the Board of Directors
          International Fuel Technology, Inc.
          Las Vegas, Nevada

          We have audited the accompanying balance sheet of International Fuel Technology, Inc., a development stage company, as of March 31, 1999, and the statements of operations, stockholders' deficit and cash flows for the years ended March 31, 1999 and 1998. These financial statements are the responsibility of IFT's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Fuel Technology, Inc. as of March 31, 1999, and the results of its operations and its cash flows for the years ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles.

          The accompanying financial statements have been prepared assuming that IFT will continue as a going concern. As more fully described in Note 2 to the financial statements, IFT has not yet commenced the operations for which it was organized and its total liabilities exceeds its total assets. Furthermore, IFT may need to raise substantial capital in order to implement its business plan. This raises substantial doubt about IFT's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          McGLADREY & PULLEN, LLP

          Las Vegas, Nevada
          September 27, 1999

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

                                                             December 31,     March 31,
ASSETS                                                           1999            1999
------------------------------------------------------------------------------------------
Current Assets
  Cash                                                     $        26,846   $        488
  Employee receivable                                                  468        -
  Note receivable, stockholder (Note 6)                             15,000        -
  Prepaid insurance                                                 12,719        -
                                                           -------------------------------
                   Total current assets                             55,033            488

  Machinery and equipment                                           15,505          5,924
  Accumulated depreciation                                         (2,374)          (760)
                                                           -------------------------------
                                                           $        68,164   $      5,652
                                                           ===============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current Liabilities
  Accounts payable (Note 5)                                $       797,786   $    313,979
  Accrued expenses                                                   3,406         54,367
  Accrued interest expense                                         -               93,270
  Due to related party                                             -               26,500
  Notes payable to stockholders (Note 4)                            62,500        672,554
                                                           -------------------------------
                 Total current liabilities                         863,692      1,160,670
                                                           -------------------------------

Commitments and Contingencies (Note 2)

Stockholders' Deficit (Note 5)
  Common stock, $.01 par value; authorized, 150,000,000,
    16,818,339 and 14,097,559 shares issued and
outstanding at
      December 31, 1999 and March 31, 1999, respectively           168,184      1,409,756
  Discount on common stock                                       (816,923)      (816,923)
  Additional paid-in capital                                    14,760,243      7,527,041
  Deficit accumulated during the development stage            (14,907,032)    (9,274,892)
                                                           -------------------------------
                                                                 (795,528)    (1,155,018)
                                                           -------------------------------
                                                           $        68,164   $      5,652
                                                           ===============================

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

                                                                                                    From Inception
                                                         Nine Months          Twelve Months         (April 9, 1996)
                                                             Ended                Ended                 Through
                                                         December 31,           March 31,             December 31,
                                                             1999           1999           1998           1999
                                                       -------------------------------------------------------------
Revenues                                                 $     -        $     -        $    -        $     -
Cost of Revenues                                               -              -             -              -
                                                         -------------- -------------- ------------- ---------------
Gross Profit                                                   -              -             -              -
                                                         -------------- -------------- ------------- ---------------

Operating Expenses:
  Acquisition expense (Note 5)                                 500,000        -             -               500,000
  Advertising and marketing                                     12,913         11,106       -                24,019
  Consulting                                                   295,000      6,342,000       543,412       7,358,264
  Research and development costs                               330,353        842,905       330,089       1,543,077
  Office                                                         1,002         26,377        25,973          55,154
  Other                                                         59,234         35,782         3,682         107,499
  Payroll (Note 5)                                             318,036        180,327        53,006         567,558
  Professional services (Note 5)                             3,662,718         84,634        21,094       3,792,534
  Rent                                                          32,685        146,000        49,276         275,961
  Stock transfer fees                                            5,249         18,378       -                23,627
  Telephone                                                      2,957         23,171        12,900          43,696
  Travel                                                         6,652         41,164        43,716         114,875
                                                         -------------- -------------- ------------- ---------------
               Total operating expenses                      5,226,799      7,751,844     1,083,148      14,406,264
                                                         -------------- -------------- ------------- ---------------
            Net loss from operations                         5,226,799      7,751,844     1,083,148      14,406,264
            Interest expense (Note 5)                          405,341         87,909         7,518         500,768
                                                         -------------- -------------- ------------- ---------------
            Net loss before income taxes                     5,632,140      7,839,753     1,090,666  $   14,907,032
                                                                                                         ==========
            Provision for income taxes                         -              -             -
                                                         -------------- -------------- -------------
            Net loss                                     $   5,632,140  $   7,839,753  $  1,090,666
                                                         ============== ============== =============

                         Basic and dilutive net loss
                           per common share              $        .36   $         .59  $        .20



Weighted average common shares outstanding                 15,800,725      13,390,417     5,351,089

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)


STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                                       Accumulated
                                                                                                         Deficit
                                                                                          Additional     During
                                                          Common Stock   Discount on       Paid-In     Development
                                                             Amount      Common Stock      Capital        Stage          Total
-----------------------------------------------------------------------------------------------------------------------------------
Issuances of common stock for cash                        $      4,161   $    -         $    145,215  $     -         $    149,376
Issuances of common stock for technology (Note 5)               14,670       (14,670)        -              -              -
Issuances of common stock  (Note 5)                                850        -                (850)        -              -
Issuances of common stock for services (Note 5)                  8,462        -              -              -                8,462
Issuance of common stock for compensation                        1,500        -              -              -                1,500
Net loss                                                       -              -              -            (344,473)      (344,473)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                         29,643       (14,670)        144,365      (344,473)      (185,135)
Issuances of common stock for cash                              15,835        -              272,017        -              287,852
Issuances of common stock for technology (Note 5)              532,095      (532,095)        -              -              -
Issuances of common stock (Note 5)                              14,228        -             (14,228)        -              -
Issuances of common stock for services (Note 5)                121,189        -              -              -              121,189
Expense recorded for services rendered  by
stockholders (Note 5)                                          -              -              169,980        -              169,980
Issuance of common stock for compensation (Note
5)                                                               7,010        -              -              -                7,010
Issuances of common stock in connection with the
  acquisition of United States Fuel Technology,
Inc. (Note 3)                                                  279,598        -               94,907        -              374,505
Cancellation of shares                                         (9,440)          9,440        -              -              -
Net loss                                                       -              -              -          (1,090,666)    (1,090,666)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                        990,158      (537,325)        667,041    (1,435,139)      (315,265)
Issuances of common stock for cash                              20,000        -              980,000        -            1,000,000
Issuances of common stock for services (Note 5)                120,000        -            5,880,000        -            6,000,000
Issuances of common stock in connection with the
  acquisition of Scientific Fuel Technology, LLC
(Note 3)                                                       279,598      (279,598)        -              -              -
Net loss                                                       -              -              -          (7,839,753)    (7,839,753)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                      1,409,756      (816,923)      7,527,041    (9,274,892)    (1,155,018)
One for ten reverse stock split (Note 5)                   (1,268,780)        -            1,268,780        -              -
Issuances of common stock for services and cash
(Note 5)                                                        15,000        -            4,203,750        -            4,218,750
Issuances of common stock for cash                               7,947        -              388,503        -              396,450
Issuances of common stock for compensation                          25        -                6,975        -                7,000
Conversion of debt  (Note 4)                                     4,236        -            1,198,609        -            1,202,845
Accrued stock based compensation (Note 5)                      -              -              166,585        -              166,585
Net loss                                                       -              -              -          (5,632,140)    (5,632,140)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                $    168,184   $  (816,923)   $ 14,760,243  $(14,907,032)   $  (795,528)
===================================================================================================================================

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                                                From
                                                Nine Months  Twelve Months   Twelve Months    Inception
                                                   Ended         Ended           Ended     (April 9, 1996)
                                                December 31,   March 31,       March 31,   to December 31,
                                                    1999          1999            1998          1999
----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                        $(5,632,140)  $(7,839,753)    $(1,090,666)  $(14,907,032)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                         1,614           760        -                 2,374
  Stock issued and additional paid in capital
    recognized for services and compensation       3,642,335     6,000,000         298,179      9,950,476
  Interest expense recognized on conversion of
    debt                                             355,771       -              -               355,771
  Change in assets and liabilities:
    (Increase) decrease in prepaid insurance        (12,719)           590           (590)       (12,719)
    Increase (decrease) in accounts payable          483,807       313,979        -               797,786
    Increase (decrease) in accrued expenses          (1,411)       128,368          19,269        146,226
                                               -----------------------------------------------------------
Net cash used in operating activities            (1,162,743)   (1,396,056)       (773,808)    (3,667,118)
                                               -----------------------------------------------------------
Cash Flows from Investing Activities
  Acquisition of machinery and equipment             (9,581)       (4,280)        -              (13,861)
  Increase in employee and stockholder
   receivables                                      (15,468)       -              -              (15,468)
  Cash acquired in connection with the
    purchase of United States Fuel
     Technology, Inc.                                -             -                   358            358
                                               -----------------------------------------------------------
Net cash (used in) provided by
    investing activities                            (25,049)       (4,280)             358       (28,971)
                                               -----------------------------------------------------------
Cash Flows from Financing Activities
  Increase (decrease) in amount due to
    related party                                    -           (142,000)         168,500         26,500
  Increase in due to United States Fuel
    Technology, Inc.                                 -             -               224,391        372,503
  Proceeds from common stock issued                1,146,450     1,000,000         287,852      2,583,678
  Proceeds from notes payable                        325,700       828,895          86,500      1,289,425
  Payment on notes payable                         (258,000)     (291,171)        -             (549,171)
                                               -----------------------------------------------------------
Net cash provided by financing activities          1,214,150     1,395,724         767,243      3,722,935
                                               -----------------------------------------------------------
        Net increase (decrease) in cash               26,358       (4,612)         (6,207)         26,846
          Cash, beginning                                488         5,100          11,307       -
                                               -----------------------------------------------------------
Cash, ending                                    $     26,846  $        488    $      5,100  $      26,846
                                               ===========================================================

Supplemental Cash Flow Information
  Interest paid                                 $    -        $      2,100    $     -       $       2,100
                                               ===========================================================
  Taxes paid                                    $    -        $    -          $     -       $    -

See Notes to Financial Statements.

Non Cash Disclosure of Cash Flow Information
--------------------------------------------

For the period ended December 31, 1999, IFT converted amounts due to a related party, notes payable and accrued interest to common stock. IFT issued 423,537 common shares in exchange for these liabilities. The amounts were as follows:

        Due to Related Party                       $    26,500
        Accrued Interest Payable                       498,591
        Notes Payable                                  677,754
        Common Stock                                    (4,235)
        Additional Paid in Capital                  (1,198,610)
                                                   -----------
                                                   $         -
                                                   ===========




See Notes to Financial Statements.

          INTERNATIONAL FUEL TECHNOLOGY, INC.
          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO FINANCIAL STATEMENTS
          -----------------------------

          Note 1. Nature of Business and Significant Accounting Policies

          Nature of business
          ------------------

          International Fuel Technology, Inc., ("IFT") is a developmental stage company which was incorporated under the laws of the State of Nevada on April 9, 1996 and was formerly known as MagnoDynamic Corporation. IFT was formed primarily for the production of a family of proprietary fuels known as PEERFUEL(R). IFT developed a process, which it believes will make diesel fuel burn more efficiently and with less emissions. Currently, IFT is testing the treated diesel fuel in the State of California and hopes the test results will persuade the State of California to use IFT's product in the State's diesel engines.

          Summaries of IFT's significant accounting policies follow:

          Use of estimates in the preparation of financial statements
          -----------------------------------------------------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Cash
          ----

          IFT maintains cash in a bank account, which, at times, exceeds federally insured limits. IFT has experienced no losses relating to these excess amounts of cash in a bank.

          Machinery and equipment
          -----------------------

          Machinery and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of five years.

          Research and Development
          ------------------------

          Research and development costs are expensed in the period incurred.

          Deferred taxes
          --------------

          Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating losses and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between

          INTERNATIONAL FUEL TECHNOLOGY, INC.
          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO FINANCIAL STATEMENTS
          -----------------------------

          the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          Basic and dilutive net loss per common share
          --------------------------------------------

          IFT adopted Statement of Financial Accounting Standards No. 128 (SFAS
          128), Earnings per Share. SFAS 128 establishes standards for computing and presenting earnings per share and replaces primary earnings per share with a presentation of basic and dilutive earnings per share. Basic earnings per share are based upon the weighted average number of common shares outstanding for the period. Dilutive earnings per share are based upon the weighted average number of common and potentially dilutive common shares outstanding for the period. Pursuant to SFAS 128, no adjustment is made for diluted earnings per share purposes since IFT is reporting a net loss and common stock equivalents would have an anti-dilutive effect.

          Fair value of financial instruments
          -----------------------------------

          Statement of Financial Accounting Standards FASB No. 107 (SFAS 107), Disclosures about Fair Value of Financial Instruments, requires the disclosure of fair value for all financial instruments as defined in SFAS 107 for which it is practicable to estimate fair value.

          The carrying amounts of accounts payable approximate fair value because of their short maturity.

          The fair value of notes payable approximate their carrying basis based on the short-term nature of these obligations and current interest rates approximating stated interest rates.

          New Accounting Pronouncements
          -----------------------------

          In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for years beginning after June 15, 2000 and requires comparative information for all fiscal quarters of fiscal years beginning after June 15, 2000. IFT does not expect the adoption of this

          INTERNATIONAL FUEL TECHNOLOGY, INC.
          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO FINANCIAL STATEMENTS
          -----------------------------

          statement to have significant impact on its results of operations, financial position or cash flows.

          Reclassifications
          -----------------

          Certain amounts from the prior years' financial statements have been reclassified to conform to the current period presentation.

          Note 2. Ability to Continue as a Going Concern

          IFT's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. IFT has incurred significant losses since inception and has limited funds with which to operate. Management anticipates receiving diploma certification in 2000 from the California Air Resources Board that its PEERDIESEL(R) product reduces polluting emissions from internal combustion engines. Shortly thereafter, IFT expects to begin licensing its product which management believes will generate sufficient revenue to continue the IFT's operations. However, there is no assurance that IFT will receive diploma certification or be able to generate sufficient revenue through the licensing of its product to provide sufficient working capital. Management believes approximately $3 million of additional capital will be required over the next two years. Management does not have an estimate of the amount of revenue necessary to attain positive cash flow. In February 2000, IFT entered into a convertible debenture purchase agreement to raise $3,000,000 through the sale of convertible debentures. In connection with the convertible debenture purchase agreement IFT issued a warrant to purchase 390,000 shares of common stock. (See Footnote 9) IFT is additionally required to issue 195,000 shares of common stock to place in escrow pending the sale of the convertible debentures. (See Footnote 9) Such financing is contingent upon IFT's ability to register the shares of common stock underlying the warrants and debentures with the Securities and Exchange Commission (the "SEC"). There can be no assurance that the registration will be granted effectiveness by the SEC, in which case IFT would be required to seek alternate sources of financing. IFT's continued existence is dependent upon its ability to resolve its liquidity shortfall principally by obtaining this additional debt financing or raising equity capital. IFT must continue to operate on limited cash flow generated internally. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

          INTERNATIONAL FUEL TECHNOLOGY, INC.
          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO FINANCIAL STATEMENTS
          -----------------------------

          Note 3. Acquisitions of Subsidiaries

          On April 3, 1998, the stockholders approved a merger with United States Fuel Technology, Inc. ("USFT"), effective March 31, 1998. USFT was formed primarily to market PEERFUELS(R) in North America. As a result of the merger, each non-dissenting holder of outstanding shares of USFT Common Stock received one share of IFT Common Stock. IFT issued 2,795,979 shares. This merger has been accounted for as a purchase based upon the net asset value of USFT as of March 31, 1998.

          The assets and liabilities of USFT at March 31, 1998 consisted of:

                  Cash                               $           358
                  Due from IFT                               372,503
                  Computer equipment                           1,644
                                                     ---------------
                                                             374,505
                  Liabilities                                      -
                                                     ---------------
                                                     $       374,505
                                                     ===============

          Immediately after the merger with USFT, total shares outstanding were 9,995,979. However, 94,400 of these shares were USFT shares issued to IFT in exchange for certain marketing rights valued at zero by IFT. These 94,400 shares were redeemed and canceled by IFT in connection with the acquisition of USFT.

          The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of USFT had occurred on April 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made on April 1, 1996, nor are they indicative of future results. As a result, the unaudited pro forma net loss and pro forma per share amounts do not purport to represent what IFT's results of operations would have been if the acquisition of USFT had occurred on April 1, 1996, and is not intended to project IFT's results of operations for any future period.

                                           Year Ended March 31,
                                                   1998
                                           --------------------
           Total Revenues as reported         $       -
           Total Revenues - Pro forma         $       -
           Net loss as reported               $  (1,090,666)
           Net loss - Pro forma               $  (1,154,424)
               Loss Per Share:
               Basic as reported              $         .20
               Diluted as reported            $         .20
               Basic - Pro forma              $         .14
               Diluted - Pro forma            $         .14

          INTERNATIONAL FUEL TECHNOLOGY, INC.
          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO FINANCIAL STATEMENTS
          -----------------------------

          On May 29, 1998 IFT entered into an agreement and plan of merger with Scientific Fuel Technology, LLC ("SFT"), a company related through common ownership. The assets and liabilities of SFT consisted solely of an agreement whereby SFT would receive certain payments in exchange for providing various sales and marketing services to IFT. This marketing agreement was valued at zero due to the uncertainty of the future revenues. SFT had no revenues, expenses, assets or liabilities as of the date of the purchase. As a result of the merger, 2,795,979 shares of IFT were exchanged for the member interests in SFT.

          Note 4. Notes Payable to Stockholders

          All notes payable at March 31, 1999 bear interest at 12%, are unsecured and are due at various date through March 2000. IFT offered the note holders the option of extending the due dates of these notes for another two years at 12% interest or converting the notes to common stock at a conversion price of not less than $2.00 per share. (Note 5) IFT also had an amount due to a related party in the amount of $26,500 with no terms of repayment or interest due at March 31, 1999.

          On November 1, 1999, $26,500 due to related party, notes payable of $677, 754 and related accrued interest of $142,820 were converted to common stock at $2.00 per share. At that date, the closing price of IFT's stock was $2.84. Additional interest expense of $355,771 was recorded at the time of conversion reflecting the $.84 difference between the closing market price and the conversion price multiplied by the 423,537 shares issued as a result of the conversion.

          Note 5. Stockholders' Deficit

          On July 7, 1999 the stockholders approved a 1 for 10 reverse stock split which was effected on July 22, 1999. The effect of the split is presented within stockholders' deficit at March 31, 1999 by transferring the par value for the reduction in shares issued from common stock to additional paid in capital. All references in the financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the split.

          INTERNATIONAL FUEL TECHNOLOGY, INC.
          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO FINANCIAL STATEMENTS
          -----------------------------

          IFT issued shares to certain founding stockholders during fiscal years 1998 and 1997 in exchange for the technology related to its diesel fuel treatment business. This technology constituted research and development expenditures to these stockholders and consistent with Generally Accepted Accounting Principles, was not recorded as an asset but rather was recorded as an expense by these shareholders. Because the subsequent transfer of this technology to IFT was a transaction between entities under common control, it was accounted for using the carrying value of the technology which was zero. A discount on common stock was recorded equal to the par value of the stock issued in exchange for the technology. The shares were issued as follows:

                  Date                          Shares
                  ----                      --------------
                  April 1996                        71,000
                  June/July 1996                    75,700
                                            --------------
                                                   146,700
                                            ==============

                  April 1997                     1,558,084
                  July 1997                        783,944
                  August 1997                       51,800
                  September 1997                 2,927,124
                                            --------------
                                                 5,320,952
                                            ==============

          IFT also issued shares to certain stockholders in exchange for services and certain corporate officers were issued stock as additional compensation. Management believes that valuing the stock at its par value approximates the value of the services rendered by these officers and stockholders. The shares were issued as follows:

                  Date                           Shares
                  ----                      --------------
                  April 1996                        13,000
                  June 1996                         11,220
                  July 1996                         19,250
                  August-October 1996                4,630
                  November 1996                     12,275
                  February 1997                     16,098
                  March 1997                         8,150
                                            --------------
                                                    84,623
                                            ==============

                  July 1996                          5,000
                  February 1997                     10,000
                                            --------------
                                                    15,000
                                            ==============

          INTERNATIONAL FUEL TECHNOLOGY, INC.
          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO FINANCIAL STATEMENTS
          -----------------------------

                  April 1997                         6,900
                  May 1997                          10,900
                  July-August 1997                 251,315
                  September 1997                   942,768
                                            --------------
                                                 1,211,883
                                            ==============

                  April 1997                        10,000
                  July 1997                         10,100
                  September 1997                    50,000
                                            --------------
                                                    70,100
                                            ==============

          Certain stockholders who purchased stock for cash were subsequently issued additional shares of stock for no consideration. Since IFT has no retained earnings, a charge to additional paid-in-capital was recorded to reflect the par value of the stock issued. The shares were issued as follows:

                  Date                           Shares
                  ----                      --------------
                  July 1996                          4,000
                  November 1996                        300
                  March 1997                         4,200
                                            --------------
                                                     8,500
                                            ==============

                  July 1997                          6,350
                  August 1997                       40,000
                  September 1997                    95,930
                                            --------------
                                                   142,280
                                            ==============

          IFT issued 1,200,000 restricted shares (reimbursement shares) to a consultant on December 21, 1998. This consultant had been a founder of IFT and had several individuals provide services in connection with the technology of IFT, provide business contacts to assist IFT in its business plan and to assist in the raising of capital. These shares served as a reimbursement to this consultant for 1,699,800 of his personal shares distributed to others in exchange for their services to IFT. The value of their services was based on $.10 per share as determined by the Board of Directors. The market value of the reimbursement shares was determined by the Board of Directors based upon the private placement of common stock sold in November 1998 at $5.00 per share.

          On July 1,1999, IFT entered into an advisory agreement with ONKAR Corporation, Ltd. ("ONKAR") for various services including introductions to brokers, dealers and potential investors and ONKAR agrees to facilitate the writing of a minimum of three research reports on IFT. As consideration for the services, ONKAR received the right to purchase 1.5 million shares of restricted common stock at $.50 per share. These rights were issued and

          INTERNATIONAL FUEL TECHNOLOGY, INC.
          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO FINANCIAL STATEMENTS
          -----------------------------

          exercised with IFT receiving cash proceeds of $750,000. IFT determined the value of the services to be provided based upon the market value of the common stock on July 1, 1999. The total value of this agreement was determined to be $4,218,750. The amount in excess of the cash proceeds received of $750,000 has been charged to operations as professional services.

          IFT issued 2,500 shares on June 2, 1999 to a director. The shares were issued in exchange for serving as a director. The value of these services was determined based upon the market value at the date of issuance. IFT has recorded a charge to operations in the amount of $7,000.

          On April 26, 1999 IFT offered all stockholders of record on March 31, 1999 the right to purchase 900 common shares at $.50 per share. IFT issued 794,740 shares and received proceeds of $396,450 as a result of this offering which expired May 28, 1999.

          On July 13, 1999 IFT entered into employment agreements with its Chief Executive Officer and Chief Operating Officer which expire January 31, 2000 with options to extend until July 31, 2000. Under the terms of these agreements, these officers will each receive base pay of $1,000 per month plus up to a total of 60,000 and 30,000 shares of IFT's stock, respectively, payable at the end of the initial term of the agreements. The shares are earned ratably on a monthly basis. The stock based compensation earned through December 31, 1999, reflected in these financial statements as payroll expense and as additional paid in capital, has been calculated based on the trading price of IFT's stock at July 13, 1999.

          Effective October 27, 1999, IFT merged with and into Blencathia Acquisition Corporation ("Blencathia"). Blencathia had 300,000 shares outstanding at the time of the merger, which it redeemed and canceled. In exchange for 300,000 shares of Blencathia's common stock, IFT will issue 300,000 shares of its restricted common stock. These shares are expected to be sold in an amount sufficient to provide the former shareholders of Blencathia with proceeds of $500,000. The 300,000 shares are considered issuable for purposes of determining weighted average shares outstanding and are included in weighted average shares outstanding for the nine month period ended December 31, 1999. Based on the December 31, 1999 market price of IFT's common, $4.375, 114,286 shares would need to be issued. The financial statements reflect $500,000 of acquisition expense related to this merger that is included in accounts payable at December 31, 1999.

          Blencathia, which was incorporated on December 3, 1997, had not commenced any significant operations, and was considered a public "shell".

          INTERNATIONAL FUEL TECHNOLOGY, INC.
          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO FINANCIAL STATEMENTS
          -----------------------------

          Note 6. Related Party Transactions

          The shareholders of Blencathia provided to IFT a "shell" entity that enabled IFT to become a public reporting entity. Blencathia ceased to exist after the merger.

          IFT rents its administrative offices and administrative services from Burcor Capital, LLC, a company related through common ownership, under a lease agreement requiring monthly rentals of $5,000 per month through July 13, 2000. Total payments incurred in connection with this agreement were $32,500 for the nine months ended December 31, 1999, and $0 for the years ended March 31, 1999 and 1998, respectively. Payments related to this agreement are included in professional services expense.

          IFT rents additional office space located at 6170 W. Desert Inn Road, Las Vegas, Nevada and equipment from Nevada Offshore Petroleum Export Corp. ("NOPEC"), a company related through common ownership, under a month-to-month agreement. Total rent incurred in connection with this lease was $32,000 for the nine months ended December 31, 1999 and $146,000 and $48,000 for the years ended March 31, 1999 and 1998, respectively.

          IFT has consulting arrangements with certain stockholders and related parties. Consulting expense includes $6,000,000 and $278,712 for the years ended March 31, 1999 and 1998, respectively, paid through the issuance of common stock at its then fair value as determined by IFT and the Chairman of IFT's Board of Directors. IFT also incurred $180,000 in consulting fees for the nine month period ended December 31, 1999.

          Total interest on stockholder loans incurred in connection with stockholders loans (Note 4) for the nine months ended December 31, 1999 was $405,341. Total interest on stockholder loans for the years ended March 31, 1999 and 1998 was $87,909 and $7,461 respectively.

          At December 31, 1999, IFT owed one of its stockholders approximately $89,000 for legal services performed. Subsequent to December 31, 1999, the stockholder agreed to accept 27,559 shares of IFT's stock in lieu of cash for the amounts due to him. The value of the shares issued were based upon the market value average for January 3 through January 10, 2000.

          At December 31, 1999, IFT was owed $15,000 by one of its stockholders for a short term advance with interest at 6%. The amount was due December 31, 1999. The amount has not been paid pending resolution of amounts included in accounts payable to this stockholder. The total amount due to this stockholder included in accounts payable at December 31, 1999 was $100,000.

          INTERNATIONAL FUEL TECHNOLOGY, INC.
          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO FINANCIAL STATEMENTS
          -----------------------------

          During October 1999, IFT entered into an agreement with TPG Capital Corporation, a company related through common ownership, for consulting services. A payment of $100,000 was made during the nine month period ended December 31, 1999.

          Note 7. Income Taxes

          For income tax purposes approximately $7,350,000 of IFT's expenses are considered start-up costs to be amortized over five years beginning with the commencement of operations. IFT has not started amortization of these startup costs as of December 31, 1999. IFT has an approximate net operating loss carryforward of $7,556,000 as of December 31, 1999. This approximate net operating loss will expire as follows: $33,000 in year 2011, $600,000 in year 2012, $5,000,000 in year 2018 and
          $1,923,000 in year 2019. Due to the inherent uncertainty in forecasts of future events and operating results, IFT has provided for a valuation allowance in an amount equal to the net deferred tax asset arising from this net operating loss carryforward. No income tax benefit has been recorded in the statement of operations due to the valuation allowance on the deferred tax assets.

                                         December 31, 1999     March 31, 1999
                                         -----------------     ---------------
          Deferred Tax Assets
             Start up costs                  $2,499,000          $  819,000
             Net operating loss               2,549,000           2,336,000
                                             ----------          ----------
          Total gross deferred tax asset      5,048,000           3,155,000
          Less Valuation Allowance            5,048,000           3,155,000
                                             ----------          ----------
          Net Deferred Tax Asset             $        -          $        -
                                             ==========          ==========

          Income tax expense for the period ended December 31, 1999 and the years ended March 31, 1999 and 1998 differed from the amount computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:

                                         December 31,      March 31,       March 31,
                                             1999            1999            1998
                                         --------------------------------------------
            Expected income tax
              (benefit) expense           $(1,915,000)    $(2,665,000)     $(371,000)

          INTERNATIONAL FUEL TECHNOLOGY, INC.
          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO FINANCIAL STATEMENTS
          -----------------------------

            Increase (decrease) in
              Income tax resulting from:
                Valuation allowance
                  Increase                  1,915,000      2,665,000         371,000
                                          -----------    -----------       ---------

            Income tax expense
              (benefit)                   $        -     $       -         $       -
                                          ===========    ===========       ==========

          Note 8 Lease Commitment

          As of December 31, 1999, IFT leased office space, certain equipment and administrative services under two operating leases from companies related through common ownership. Future minimum leases payments are $35,000 for the year 2000.

          Note 9 Subsequent Events

          Effective January 14, 2000 IFT adopted a Consultant and Employee Stock Compensation Plan. This plan provides that the Board of Directors may award shares of IFT's stock to officers, directors, consultants and employees as compensation for services. The maximum number of shares of common stock, which may be awarded under this plan, is 500,000 shares.

          During January 2000 IFT issued 100,000 shares of common stock in a private placement for $200,000 to a company whose sole owner is a director of IFT.

          During February 2000 IFT issued 100,000 shares of common stock as full payment for an account payable of $281,250.

          During January 2000, IFT entered into an employment agreement with Jonathan R. Burst to serve as Chief Executive Officer of IFT until December 31, 2000 at a base annual salary of $180,000. In addition, Mr. Burst is to receive 6,000 shares of common stock each month.

          During January 2000, IFT entered into an employment agreement with William J. Lindenmayer to serve as Chief Operating Officer of IFT until December 31, 2000 at a base annual salary of $125,000. In addition, Mr. Lindenmayer is to receive 3,000 shares of common stock each month.

          On February 23, 2000 the Board of Directors granted Jonathan Burst 100,000 shares of IFT's common stock for his appointment as Chief Executive Officer.

          INTERNATIONAL FUEL TECHNOLOGY, INC.
          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO FINANCIAL STATEMENTS
          -----------------------------

          On February 23, 2000 the Board of Directors awarded an initial grant of 100,000 shares of IFT's common stock to William Lindenmayer for his appointment as President and Chief Operating Officer.

          During February 2000 a warrant for 390,000 shares of common stock was exercised by GEM Global Yield Fund Limited at a cost of $.01 per share.

          During February 2000 IFT issued 195,000 shares of common stock and placed them in escrow in accordance with the convertible debenture purchase agreement entered into in February 2000.

          During March 2000 IFT issued a total of 65,000 shares of common stock to five directors as reimbursement for directors' expenses.

          Note 10. Fiscal Year End Change

          Effective October 27, 1999, IFT changed the date of its fiscal year end from March 31 to December 31. The nine-month period ended December 31, 1999, is referred to as the transition period. All year and quarter references relate to IFT's prior fiscal years and quarters, unless otherwise stated. Unaudited financial information for the comparable nine-month period ended December 31, 1998, is presented in the table below and includes any adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation.

                                              For the Nine Months Ended
                                                    December 31,
                                                 1999           1998 (unaudited)
                                            -------------  -------------
               Revenues                     $          -   $         -
               Cost of Revenues                        -             -
                                            -------------  -------------
               Gross Profit                            -             -
                                            -------------  -------------

               Acquisition Expense                500,000            -
               Advertising and Marketing           12,913          4,772
               Consulting                         295,000      6,340,500
               Research & Development Costs       330,353        514,347
               Office                               1,002         30,669
               Other                               59,234         47,068
               Payroll                            318,036        116,673
               Professional Services            3,662,718         81,436
               Rent                                32,685        117,633
               Stock Transfer Fees                  5,249         17,293
               Telephone                            2,957         27,400
               Travel                               6,652         37,702
                                            -------------  -------------
               Total Operating Expenses         5,226,799      7,335,493
                                            -------------  -------------

               Net Loss from Operations         5,226,799      7,335,493
               Interest Expense                   405,341         68,572
                                            -------------  -------------
               Net Loss Before Income Tax       5,632,140      7,404,065
               Provision for Income Tax                 -              -
                                            -------------  -------------
               Net Loss                     $   5,632,140  $   7,404,065
                                            =============  =============

               Basic and Dilutive Net Loss
                 Per Common Share           $         .36  $         .57
                                            =============  =============

               Weighted Average Common
                Shares Outstanding             15,800,725     12,993,978
                                            =============  =============

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          INTERNATIONAL FUEL TECHNOLOGY, INC.
          (Registrant)



          By: /s/ William J. Lindenmayer          Date:  May 3, 2000
             ------------------------------
             William J. Lindenmayer
             President

          By: /s/ Patty Foltz                     Date:  May 3, 2000
             ------------------------------
             Patty Foltz
             Secretary/Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated.

          By: /s/ Fred K. Jensen                  Date:  May 3, 2000
             ------------------------------
             Fred K. Jensen
             Chairman of the Board

           By: /s/ William J. Lindenmayer         Date:  May 3, 2000
             ------------------------------
             William J. Lindenmayer
             Director

           By: /s/ Jonathan R. Burst              Date:  May 3, 2000
             ------------------------------
             Jonathan R. Burst
             Director

           By: /s/ David B. Norris                Date:  May 3, 2000
             ------------------------------
             David B. Norris
             Director

           By: /s/ Harry Demetriou                Date:  May 3, 2000
             ------------------------------
             Harry Demetriou
             Director