Form 10-Q
period 2000-03-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2000-05-15
CIK 1078723

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended March 31, 2000

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________to ____________

                       Commission file number: 000-25367

                      International Fuel Technology, Inc.
                      -----------------------------------
            (Exact name of registrant as specified in its charter)

                Nevada                                     88-0357508
                ------                                     ----------
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

  7777 Bonhomme, Suite 1920, St. Louis, Missouri                   63105
  -------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)

                                (314) 727-3333
                                --------------
             (Registrant's telephone number, including area code)

           Blencathia Acquisition Corporation, 1504 R Street, N.W.,
           --------------------------------------------------------
                           Washington, D.C., 20009
                           -----------------------
                (Former name and former address of Registrant)

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

                    Yes   X         No
                        ------        -----

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on April 30, 2000, as reported on the OTC Bulletin Board, was $30,680,070.

     Number of shares of common stock outstanding as of April 30, 2000:
17,987,698

Documents Incorporated by Reference:  Registrant Form 10-K filed on May 10, 2000

                      INTERNATIONAL FUEL TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2000

                           Index to Quarterly Report
                                  on Form 10-Q

Part I - FINANCIAL INFORMATION                                             Page
     Item 1 - Financial Statements

          Balance Sheets - March 31, 2000 and December 31, 1999               3

          Statements of Operations - Three Month Periods Ended March
           31, 2000 and 1999, and From Inception (April 9, 1996 to March
           31, 2000)                                                          4

          Statement of Stockholders' Deficit - Three Months Ended March
           31, 2000                                                           5

          Statements of Cash Flows - Three Months Ended March 31,
           2000 and 1999, and From Inception (April 9, 1996 to March 31,
           2000)                                                            6-7

          Notes to Financial Statements                                    8-10


     Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        11-14


Part II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                               15

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

                                                                            March 31,           December 31,
ASSETS (Note 2)                                                               2000                  1999
------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
Current Assets
  Cash                                                                 $            19,990            26,846
  Employee receivable                                                                  468               468
  Note receivable, stockholder                                                      15,000            15,000
  Prepaid expenses                                                                  30,088            12,719
  Prepaid loan fee (Note 4)                                                        572,813                 -
                                                                       -------------------------------------
        Total current assets                                                       638,359            55,033

  Machinery and equipment                                                           15,505            15,505
  Accumulated depreciation                                                          (3,179)           (2,374)
                                                                       -------------------------------------
                                                                       $           650,685            68,164
                                                                       =====================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
  Current Liabilities
  Accounts payable                                                     $           766,939           797,786
  Accrued expenses                                                                  15,549             3,406
  Accrued interest expense                                                           1,449                 -
  Note payable (Note 3)                                                             50,000                 -
  Notes payable to stockholders                                                     62,500            62,500
                                                                       -------------------------------------
        Total current liabilities                                                  896,437           863,692
                                                                       -------------------------------------

Commitments and Contingencies

Stockholders' Deficit (Notes 2 and 4)
  Common stock, $.01 par value; authorized, 150,000,000,
    17,987,698 and 16,818,339 shares issued and outstanding at
    March 31, 2000 and December 31, 1999, respectively                             179,877           168,184
  Discount on common stock                                                        (816,923)         (816,923)
  Additional paid-in capital                                                    17,584,877        14,760,243
  Deficit accumulated during the development stage                             (17,193,583)      (14,907,032)
                                                                       -------------------------------------
                                                                                  (245,752)         (795,528)
                                                                       -------------------------------------
                                                                       $           650,685            68,164
                                                                       =====================================

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(Unaudited)

                                                                        Three Months            From Inception
                                                                            Ended               (April 9, 1996)
                                                                           March 31,                Through
                                                                  --------------------------        March 31,
                                                                      2000          1999              2000
---------------------------------------------------------------------------------------------------------------
Revenues                                                          $         -    $         -       $         -
Cost of Revenues                                                            -              -                 -
                                                                  -----------    -----------       -----------
Gross Profit                                                                -              -                 -
                                                                  -----------    -----------       -----------

Operating Expenses:
 Acquisition expense                                                        -              -           500,000
 Advertising and marketing                                             10,728          5,671            34,747
 Board meeting expense (Note 4)                                       117,216              -           117,216
 Consulting (Note 4)                                                1,185,724          1,500         8,543,988
 Insurance                                                              8,747              -             8,747
 Office                                                                 3,185            126            58,339
 Other                                                                  7,037            989           114,536
 Payroll (Note 4)                                                     769,511         63,654         1,337,069
 Professional services                                                161,282          3,198         3,953,816
 Research and development costs                                             -        328,559         1,543,077
 Rent                                                                   5,000         28,367           280,961
 Stock transfer fees                                                      640          1,086            24,267
 Telephone                                                              1,790          1,772            45,486
 Travel                                                                14,242            844           129,117
                                                                  -----------    -----------       -----------
                  Total operating expenses                          2,285,102        435,766        16,691,366
                                                                  -----------    -----------       -----------
      Net loss from operations                                      2,285,102        435,766        16,691,366
      Interest expense                                                  1,449         19,337           502,217
                                                                  -----------    -----------       -----------
      Net loss before income taxes                                  2,286,551        455,103       $17,193,583
                                                                                                   ===========
      Provision for income taxes                                            -              -
                                                                  -----------    -----------
      Net loss                                                    $ 2,286,551    $   455,103
                                                                  ===========    ===========
                        Basic and dilutive net loss
                         per common share                         $       .13    $       .04

Weighted average common shares outstanding                         17,032,994     12,897,559

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

                                                                                             Accumulated
                                                                                            Deficit During
                                      Common Stock      Discount on       Additional         Development
                                         Amount        Common Stock     Paid-In Capital          Stage           Total
---------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                $168,184         $(816,923)       $14,760,243        $(14,907,032)     $  (795,528)
Issuances of common stock for
 services and cash (Note 4)                3,900                 -          1,141,725                   -        1,145,625
Issuances of common stock for
 cash (Note 4)                             1,018                 -            199,432                   -          200,450
Issuance of common stock (Note 4)          1,000                 -             (1,000)                  -                0
Issuances of common stock for
 services (Note 4)                           925                 -            277,726                   -          278,651
Issuances of common stock for
 compensation (Note 4)                     2,000                 -            548,000                   -          550,000
Issuances of common stock for
 compensation (Note 4)                       900                 -             29,388                   -           30,288
Issuances of common stock into
 escrow (Note 4)                           1,950                 -            570,863                   -          572,813
Accrued stock based compensation
 (Note 4)                                      -                 -             58,500                   -           58,500
Net loss                                       -                 -                  -          (2,286,551)      (2,286,551)
---------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                 $179,877         $(816,923)       $17,584,877        $(17,193,583)     $  (245,752)
===========================================================================================================================

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)                                                                                    From
                                                        Three Months     Three Months        Inception
                                                           Ended            Ended         (April 9, 1996)
                                                         March 31,        March 31,        to March 31,
                                                            2000             1999              2000
-------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                                $(2,286,551)      $(455,103)       $(17,193,583)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation                                                   804             325               3,178
 Stock issued and additional paid in capital
  recognized for services and compensation                2,059,165               -          12,009,641
 Interest expense recognized on conversion of debt                -               -             355,771
 Change in assets and liabilities:
  (Increase) decrease in prepaid expenses                   (17,369)         (6,250)            (30,088)
  Increase (decrease) in accounts payable                   (30,847)        233,208             766,939
  Increase (decrease) in accrued expenses                    13,592          87,420             159,818
                                                        -----------------------------------------------
Net cash used in operating activities                      (261,206)       (140,400)         (3,928,324)
                                                        -----------------------------------------------
Cash Flows from Investing Activities
 Acquisition of machinery and equipment                           -               -             (13,861)
 Increase in employee and stockholder receivables                 -               -             (15,468)
 Cash acquired in connection with the purchase of
  United States Fuel Technology, Inc.                             -               -                 358
                                                        -----------------------------------------------
Net cash (used in) provided by investing activities               -               -             (28,971)
                                                        -----------------------------------------------
Cash Flows from Financing Activities
 Increase (decrease) in amount due to related party               -               -              26,500
 Increase in due to United States Fuel Technology,
  Inc.                                                            -               -             372,503
 Proceeds from common stock issued                          204,350               -           2,788,028
 Proceeds from notes payable                                 50,000          72,153           1,339,425
 Payment on notes payable                                         -               -            (549,171)
                                                        -----------------------------------------------
Net cash provided by financing activities                   254,350          72,153           3,977,285
                                                        -----------------------------------------------
Net increase (decrease) in cash                              (6,856)        (68,247)             19,990
Cash, beginning                                              26,846          68,735                   -
                                                        -----------------------------------------------
Cash, ending                                            $    19,990       $     488              19,990
                                                        ===============================================
Supplemental Cash Flow Information Interest paid        $         -       $       -               2,100
                                                        ===============================================
 Taxes paid                                             $         -       $       -                   -
                                                        ===============================================

See Notes to Financial Statements

Non Cash Disclosure of Cash Flow Information
--------------------------------------------

For the three month period ended March 31, 2000, IFT issued 195,000 shares of common stock and placed them in escrow pursuant to a convertible debenture purchase agreement. The value of the shares, $572,813, is recorded as a prepaid loan fee.

  INTERNATIONAL FUEL TECHNOLOGY, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO FINANCIAL STATEMENTS
  (Unaudited)

  Note 1 - Basis of Presentation

  The interim financial statements included herein have been prepared by International Fuel Technology, Inc. ("IFT"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although IFT believes that the disclosures are adequate to make the information presented not misleading.

  These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in IFT's transitional report on Form 10-K for the nine month period ended December 31, 1999. IFT follows the same accounting policies in preparation of interim reports.

  Results of operations for the interim periods are not indicative of annual results.

  Primary earnings per share are based upon the weighted average number of common shares outstanding during each period.

  Note 2 -- Ability to Continue as a Going Concern

  IFT's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. IFT has incurred significant losses since inception and has limited funds with which to operate. Management anticipates receiving diploma certification in 2000 from the California Air Resources Board that its PEERDIESEL(R) product reduces polluting emissions from internal combustion engines. Shortly thereafter, IFT expects to begin licensing its product which management believes will generate sufficient revenue to continue the IFT's operations. However, there is no assurance that IFT will receive diploma certification or be able to generate sufficient revenue through the licensing of its product to provide sufficient working capital. Management believes approximately $3 million of additional capital will be required over the next two years. Management does not have an estimate of the amount of revenue necessary to attain positive cash flow. In February 2000, IFT entered into a convertible debenture purchase agreement to raise $3,000,000 through the sale of convertible debentures. In connection with the convertible debenture purchase agreement IFT issued a warrant to purchase 390,000 shares of common stock. (See Footnote 4) IFT is additionally required to issue 195,000 shares of common stock to place in escrow pending the sale of the convertible debentures. (See Footnote 4) Such financing is contingent upon IFT's ability to register the shares of common stock underlying the warrants and debentures with the Securities and Exchange Commission (the "SEC"). There can be no assurance that the registration will be granted effectiveness by the SEC, in which case IFT would be required to seek alternate sources of financing. IFT's continued existence is dependent upon its ability to resolve its liquidity shortfall principally by obtaining this additional debt financing or raising equity capital. IFT must continue to operate on limited cash flow generated internally. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

  INTERNATIONAL FUEL TECHNOLOGY, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO FINANCIAL STATEMENTS
  (Unaudited)

  Note 3 -- Note Payable

  During March 2000 IFT received an advance of $50,000 from ONKAR Corporation, Ltd., a stockholder of IFT. It is expected this advance will be repaid during the year ended December 31, 2000, with interest paid at an appropriate market rate.

  Note 4 -- Stockholders' Deficit

  On April 26, 1999 IFT offered all stockholders of record on March 31, 1999 the right to purchase 900 common shares at $.50 per share. During January 2000 IFT issued 1,800 shares and received proceeds of $450 as a result of this offering which expired May 28, 1999. The $450 for 900 shares was received during the nine month period ended December 31, 1999.

  During January 2000 IFT issued 100,000 shares of common stock in a private placement for $200,000 to a company whose sole owner is a director of IFT.

  On July 13, 1999 IFT entered into employment agreements with its Chief Executive Officer and Chief Operating Officer which expire January 31, 2000 with options to extend until July 31, 2000. Under the terms of these agreements, these officers will each receive base pay of $1,000 per month plus up to a total of 60,000 and 30,000 shares of IFT's stock, respectively, payable at the end of the initial term of the agreements. The shares are earned ratably on a monthly basis. The 90,000 shares earned under these employment agreements were issued on January 31, 2000.

  At December 31, 1999, IFT owed one of its stockholders approximately $89,000 for legal services performed. In February 2000, the stockholder agreed to accept 27,559 shares of IFT's stock in lieu of cash for the amounts due to him. The value of the shares issued, $99,901, was based upon the market value price of the common shares on February 9, 2000.

  Effective January 14, 2000 IFT adopted a Consultant and Employee Stock Compensation Plan. This plan provides that the Board of Directors may award shares of IFT's stock to officers, directors, consultants and employees as compensation for services. The maximum number of shares of common stock, which may be awarded under this plan, is 500,000 shares. During March 2000 IFT issued a total of 65,000 shares of common stock to five directors as reimbursement for directors' expenses. The value of these shares, reflected in these financial statements as payroll expenses for Jonathan Burst and William
  J. Lindenmayer in the amount of $55,000 and as board meeting and travel expenses in the amount of $117,216 and $6,534, respectively, for the remaining directors, has been calculated based on the trading price of IFT's stock at February 23, 2000.

  During January 2000, IFT entered into an employment agreement with Jonathan R. Burst to serve as Chief Executive Officer of IFT until December 31, 2000 at a base annual salary of $180,000. In addition, Mr. Burst is to receive 6,000 shares of common stock each month. During January 2000, IFT entered into an employment agreement with William J. Lindenmayer to serve as Chief Operating Officer of IFT until December 31, 2000 at a base annual salary of $125,000.
  In addition, Mr. Lindenmayer is to receive 3,000 shares of common stock each month. The shares are earned ratably on a monthly basis. The stock based compensation earned through March 31, 2000, reflected in these financial statements as payroll expense and as additional paid in capital, has been calculated based on the trading price of IFT's stock at February 1, 2000 in the amount of $58,500.

  On February 23, 2000 the Board of Directors granted Jonathan Burst 100,000 shares of IFT's common stock for his appointment as Chief Executive Officer. The value of these shares, reflected in these financial statements as payroll expense, has been calculated based on the trading price of IFT's stock at February 23, 2000. On February 23, 2000 the Board of Directors awarded an initial grant of 100,000 shares of IFT's common stock to William Lindenmayer for his appointment as President and Chief Operating Officer. The value of these shares, reflected in these financial statements as payroll expense, has been calculated based on the trading price of IFT's stock at February 23, 2000. The total charged to payroll expense for the transactions was $550,000.

  During February 2000 a warrant for 390,000 shares of common stock was exercised by GEM Global Yield Fund Limited at a cost of $.01 per share. The value of these shares, reflected in these financial

  INTERNATIONAL FUEL TECHNOLOGY, INC.
  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO FINANCIAL STATEMENTS
  (Unaudited)

  statements as consulting expense, has been calculated based on the trading price of IFT's stock at February 18, 2000 in the amount of $1,145,625.

  During February 2000 IFT issued 195,000 shares of common stock and placed them in escrow in accordance with the convertible debenture purchase agreement entered into in February 2000. The value of these shares, reflected in these financial statements as a prepaid loan fee, has been calculated based on the trading price of IFT's stock at February 18, 2000 in the amount of $572,813.

  On February 9, 2000 IFT issued 100,000 common shares related to a consulting agreement in effect at that time. Subsequent to March 31, 2000 the consulting agreement has been amended and the 100,000 common shares were recalled and canceled. The 100,000 common shares are outstanding as of March 31, 2000 and the par value of these shares is reflected in these financial statements as a deduction from additional paid in capital.

  Note 5 -- Related Party Transactions

  At March 31, 2000, IFT was owed $15,000 by one of its stockholders for a short term advance with interest at 6%. The amount was due December 31, 1999. The amount has not been paid pending resolution of amounts included in accounts payable to this stockholder. In addition, the $10,000 rent for the months of February and March has not been recorded or paid pending resolution of these amounts. The total amount due to this stockholder included in accounts payable at March 31, 2000 was $100,000. As of May 5, 2000 IFT is no longer occupying the office space previously rented from this stockholder.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Forward Looking Statements and Associated Risks

  This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are based largely on IFT's expectations and are subject to a number of risks and uncertainties, many of which are beyond IFT's control, including, but not limited to, economic, competitive and other factors affecting IFT's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by IFT with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. IFT does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

  Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

  Total operating expenses from development stage operations were $2,285,102 for the three months ended March 31, 2000, as compared to the development stage operating expenses of $435,766 for the three month period ended March 31, 1999. This represents a 424.4% increase from the prior period. Increased development stage operating expenses in the current period compared to the prior period are a result of increased payroll expenses, consultant fees, advertising and marketing expenses, board meeting expenses, travel expenses, and other expenses related to product development.

  Board meeting expense for the three months ended March 31, 2000 were $117,216 representing an increase of $117,216 over the corresponding period of 1999. On February 23, 2000 the Board of Directors adopted the Director's Stock Compensation Plan, which provides for an annual award of 10,000 shares of IFT's common stock to IFT's Board members as reimbursement for their attendance at the Board meetings and an additional 1,000 shares of IFT's common stock for any three-telehpone conference call Board meetings attended. During March 2000, 45,000 shares of IFT's common stock were issued to three, non-employee, Board members, calculated based on the trading price of IFT's stock at February 23, 2000 which was $2.75 per share, and are reflected in these financial statements as Board meeting expense of $117,216 and travel expense $6,534.

  Consulting expenses during the three months ended March 31, 2000 were $1,185,724 representing an increase of $1,184,224 from the corresponding period for 1999. This represents an increase of 78,948.3% from the prior period. IFT entered into a convertible debenture purchase agreement with GEM Global Yield Fund Limited ("GEM") to raise $3 million through the sale of convertible debentures. During February 2000 GEM exercised a warrant for 390,000 shares of common stock in connection with the convertible debenture purchase agreement. The 390,000 shares are reflected in these financial statements as consulting expense and additional paid in capital, calculated based on the trading price of IFT's stock at February 18, 2000 which was $2.93 per share.

  Research and development costs during the three months ended March 31, 2000 were $0 representing a decrease of $328,559 from the corresponding period for 1999. This represents a decrease of 100% from the prior period. The decrease is primarily due to the reduction of the purchase of testing supplies, rental equipment and decreased testing and laboratory fees.

  Payroll expenses during the three months ended March 31, 2000 were $769,511 representing an increase of $705,857 from the corresponding period of 1999. This represents a 1,108.9% increase from the prior period. The increase was primarily due to the Board of Director's adoption of a Stock Incentive Plan on February 23, 2000 that consisted of an initial stock award of 100,000 shares of IFT's common stock paid to each of IFT's President/COO and to its Chief Executive Officer. Additionally, on February 23, 2000 the Board of Directors adopted the Director's Stock Compensation Plan, which provided for an annual award of 10,000 shares of IFT's common stock to Board members as reimbursement for their attendance at the Board meetings. The President/COO and the Chief Executive Officer were awarded 10,000 shares of IFT's common stock as Board members, and these shares have been reflected in these financial statements as payroll expense of $55,000. The stock-award shares value was calculated based on the trading price of IFT's stock at February 23, 2000 which was $2.75 per share. Additionally, on January 31, 2000 IFT extended the employment agreements with its President/COO and Chief Executive Officer through December 31, 2000. Under these agreements, the President/COO will receive an annual base salary of $180,000, 3,000 shares of IFT's common stock per month and a bonus award as deemed appropriate by the Board of Directors of IFT. The Chief Executive Officer will receive an annual base salary of $180,0000, 6,000 shares of IFT's common stock per month and a bonus award as deemed appropriate by the Board of Directors of IFT. The employment agreement shares in the amount of 9,000 are reflected in these financial statements as payroll expense and additional paid in capital, and the shares value was calculated based on the trading price of IFT's stock at February 1, 2000 which was $3.25 per share.

  Professional services during the three months ended March 31, 2000 were $161,282 representing an increase of $158,084 over the corresponding period for 1999. This represents a 4,943.2% increase from the corresponding period for 1999. The increase is primarily due to the increased expenses for legal, accounting, SEC Edgar filings, research professionals, and the use of a temporary employment service

  Interest expense for the three months ended March 31, 2000 was $1,449 representing a decrease of $17,888 over the corresponding period for 1999. This represents a decrease of 92.5% from the prior period. The decrease is primarily due to IFT's agreement entered into with certain promissory note holders on November 1, 1999 to issue 423,537 shares of its common stock by December 31, 1999 in exchange for the balance of the promissory notes due in the amount of $704,255 and interest on the notes due in the amount of $142,820 at $2.00 per share. The exchange shares were issued on December 31, 1999 that reduced interest expense for the three months period ending March 31, 2000.

  The net loss for the three months ended March 31, 2000 was $2,286,551 as compared to the net loss of $455,103 for the three months ended March 31, 1999. This represents a 402.4% increase from the prior period. The net loss per common share for the three months ended March 31, 2000 was $.13 as compared to the net loss per common share of $.04 for the three months ended March 31, 1999.

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

  We have met our capital needs since inception primarily through the issuance of common stock as compensation for services rendered, which have totaled $12,009,641 since inception in April 1996, and for the three month period ended March 31, 2000, totaled $2,059,165. In addition to these amounts, we have raised $2,788,028 in cash from the issuance of common stock since the IFT's inception, with $204,350 of this total raised during the three month period ended March 31, 2000. Most of these funds have been raised through private placement transactions. Finally, since IFT's inception, financing totaling $1,081,425 was raised privately through notes payable to various sources, of which $291,171 was repaid, $677,754 was converted to common stock, and $112,500 is recorded as a liability on the March 31, 2000, balance sheet. For the three months ended March 31, 2000 proceeds from notes payable totaled $50,000.

  The cash used in operating activities for the three months ended March 31, 2000 was $261,206 as compared to $140,400 used in operating activities for the three months ended March 31, 1999. The cash provided by financing activities was $254,350 for the three months ended March 31, 2000 as compared to $72,153 provided by financing activities for the three months ended March 31, 1999. Net cash decreased by $6,856 for the three months ended March 31, 2000 as compared to net cash decreasing by $68,247 for the three months ended March 31, 1999.

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

Item 6. Exhibits and Reports of Form 8-K

     (a) The following exhibits are filed as part of this report:

     Exhibit
     Number    Description
     ------    -----------
       27      Financial Data Schedule

     (b) Reports on Form 8-K

          . IFT filed a report on Form 8-K dated January 12, 2000 filing IFT audited financial statements for March 31, 1999, unaudited financial statements as of September 30, 1999 and Pro forma condensed financial statements for the six months ended September 30, 1999 and 1998 as exhibits to the Blencathia merger agreement
          . IFT filed a report on Form 8-K dated February 10, 2000 reporting that their client-auditor relationship with McGladrey & Pullen, LLP had ceased
          . IFT filed a report on Form 8-K dated March 9, 2000 reporting that they had engaged the services of BDO Seidman, LLP as their new independent auditors

    All other items of this report are inapplicable.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)



By: /s/ William J. Lindenmayer     Date:  May 15, 2000
   ---------------------------           ---------------
   William J. Lindenmayer
   President

By: /s/ Patty Foltz                Date:  May 15, 2000
   ---------------------------           ---------------
   Patty Foltz
   Secretary/Treasurer