Form 10-Q/A
period 2000-03-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2000-06-29
CIK 1078723

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period ended March 31, 2000
                                     --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _______

                  Commission file number: 000-25367
                                          ---------

                      International Fuel Technology, Inc.
                      -----------------------------------
            (Exact name of registrant as specified in its charter)

          Nevada                                     88-0357508
          ------                                     ----------
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

    7777 Bonhomme, Suite 1920, St. Louis, Missouri            63105
    ------------------------------------------------------------------
       (Address of principal executive offices)             (Zip Code)

                                (314) 727-3333
             (Registrant's telephone number, including area code)

 Blencathia Acquisition Corporation, 1504 R Street, N.W., Washington, D.C.,
 --------------------------------------------------------------------------
                                    20009.
                                    -----
                (Former name and former address of Registrant)

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

                  Yes    X                No ____________
                      --------

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on April 30, 2000, as reported on the OTC Bulletin Board, was $30,680,070.

     Number of shares of common stock outstanding as of April 30, 2000:
17,792,698

Documents Incorporated by Reference: Registrant Form 10-K filed on May 10, 2000

                      INTERNATIONAL FUEL TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                        FOR THE QUARTERLY PERIOD ENDED
                                MARCH 31, 2000

                           Index to Quarterly Report
                                on Form 10-Q/A

Part I - FINANCIAL INFORMATION                                                            Page
       Item 1-  Financial Statements

                Balance Sheets - March 31, 2000 and December 31, 1999                        3

                Statements of Operations - Three Month Periods Ended March
                  31, 2000 and 1999, and From Inception (April 9, 1996 to March 31, 2000)    4

                Statement of Stockholders' Deficit - Three Months Ended March
                  31, 2000                                                                   5

                Statements of Cash Flows - Three Months Ended March 31,
                  2000 and 1999, and From Inception (April 9, 1996 to March 31, 2000)      6-7

                Notes to Financial Statements                                             8-10

       Item 2-  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                               11-14

Part II - OTHER INFORMATION

       Item 6-  Exhibits and Reports on Form 8-K                                            15

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

                                                                   March 31,     December 31,
ASSETS (Note 2)                                                      2000           1999
-------------------------------------------------------------------------------------------------
                                                                 (Unaudited)
Current Assets
  Cash                                                           $     19,990    $     26,846
  Employee receivable                                                     468             468
  Note receivable, stockholder                                         15,000          15,000
  Prepaid expenses                                                     30,088          12,719
                                                                 ------------    ------------
                         Total current assets                          65,546          55,033
                                                                 ------------    ------------

Property and Equipment
  Machinery and equipment                                              15,505          15,505
  Accumulated depreciation                                             (3,179)         (2,374)
                                                                 ------------    ------------
                     Total property and equipment                      12,326          13,131
                                                                 ------------    ------------

Deferred Financing Charge (Note 4)                                  1,141,725              --
                                                                 ------------    ------------
                                                                 $  1,219,597    $     68,164
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current Liabilities
  Accounts payable                                               $    766,939    $    797,786
  Accrued expenses                                                     15,549           3,406
  Accrued interest expense                                              1,449              --
  Note payable (Note 3)                                                50,000              --
  Notes payable to stockholders                                        62,500          62,500
                                                                 ------------    ------------
                       Total current liabilities                      896,437         863,692
                                                                 ------------    ------------

Commitments and Contingencies

Stockholders' Deficit (Notes 2 and 4)
  Common stock, $.01 par value; authorized, 150,000,000,
    17,792,698 and 16,818,339 shares issued and outstanding at
      March 31, 2000 and December 31, 1999, respectively              177,927         168,184
  Discount on common stock                                           (816,923)       (816,923)
  Additional paid-in capital                                       17,145,264      14,760,243
  Deficit accumulated during the development stage                (16,183,108)    (14,907,032)
                                                                 ------------    ------------
                                                                      323,160        (795,528)
                                                                 ------------    ------------
                                                                 $  1,219,597    $     68,164
                                                                 ============    ============

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(Unaudited)                                                                                           From Inception
                                                                                  Three Months        (April 9, 1996)
                                                                                     Ended                Through
                                                                                   March 31,             March 31,
                                                                        --------------------------
                                                                           2000             1999           2000
----------------------------------------------------------------------------------------------------------------------
Revenues                                                            $         --       $        --     $        --
Cost of Revenues                                                              --                --              --
                                                                    ------------       -----------     -----------
Gross Profit                                                                  --                --              --
                                                                    ------------       -----------     -----------
Operating Expenses:
  Acquisition expense                                                         --                --         500,000
  Advertising and marketing                                               10,728             5,671          34,747
  Board meeting expense (Note 4)                                         117,216                --         117,216
  Consulting (Note 4)                                                    175,249             1,500       7,533,513
  Insurance                                                                8,747                --           8,747
  Office                                                                   3,185               126          58,339
  Other                                                                    7,037               989         114,536
  Payroll (Note 4)                                                       769,511            63,654       1,337,069
  Professional services                                                  161,282             3,198       3,953,816
  Research and development costs                                              --           328,559       1,543,077
  Rent                                                                     5,000            28,367         280,961
  Stock transfer fees                                                        640             1,086          24,267
  Telephone                                                                1,790             1,772          45,486
  Travel                                                                  14,242               844         129,117
                                                                    ------------       -----------     -----------
                     Total operating expenses                          1,274,627           435,766      15,680,891
                                                                    ------------       -----------     -----------
            Net loss from operations                                $  1,274,627           435,766      15,680,891
            Interest expense                                               1,449            19,337         502,217
                                                                    ------------       -----------     -----------
            Net loss before income taxes                               1,276,076           455,103     $16,183,108
            Provision for income taxes                                        --                --              --
                                                                    ------------       -----------     -----------
            Net loss                                                $  1,276,076       $   455,103     $16,183,108
                                                                    ============       ===========     ===========

                       Basic and dilutive net loss
                        per common share                            $        .08       $       .04

Weighted average common shares outstanding                            16,935,499        12,897,559

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)


STATEMENT OF STOCKHOLDERS' DEFICIT                                                                    Accumulated
                                                                                                     Deficit During
(Unaudited)                                               Common Stock  Discount on    Additional      Development
                                                             Amount    Common Stock  Paid-In Capital      Stage          Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                                   $168,184    $ (816,923)    $14,760,243     $(14,907,032)   $ (795,528)
Issuances of common stock for services and cash (Note 4)      3,900             -       1,141,725                -     1,145,625
Issuances of common stock for cash and services (Note 4)      1,018             -         330,682                -       331,700
Issuance of common stock (Note 4)                             1,000             -          (1,000)               -             0
Issuances of common stock for services (Note 4)                 925             -         277,726                -       278,651
Issuances of common stock for compensation (Note 4)           2,000             -         548,000                -       550,000
Issuances of common stock for compensation (Note 4)             900             -          29,388                -        30,288
Accrued stock based compensation (Note 4)                         -             -          58,500                -        58,500
Net loss                                                          -             -               -       (1,276,076)   (1,276,076)
---------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                    $177,927    $ (816,923)    $17,145,264     $(16,183,108)   $  323,160
=================================================================================================================================

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)                                                                                           From
                                                              Three Months       Three Months       Inception
                                                                  Ended             Ended        (April 9, 1996)
                                                                March 31,         March 31,       to March 31,
                                                                  2000               1999             2000
------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                                     $ (1,276,076)       $  (455,103)    $  (16,183,108)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                                        804                325              3,178
  Stock issued and additional paid in capital
    recognized for services and compensation                    1,048,690                 --         10,999,166
  Interest expense recognized on conversion of debt                    --                 --            355,771
  Change in assets and liabilities:
    (Increase) decrease in prepaid expenses                       (17,369)            (6,250)           (30,088)
    Increase (decrease) in accounts payable                       (30,847)           233,208            766,939
    Increase (decrease) in accrued expenses                        13,592             87,420            159,818
                                                              -------------------------------------------------
Net cash used in operating
                 activities                                      (261,206)          (140,400)        (3,928,324)
                                                              -------------------------------------------------
Cash Flows from Investing Activities
  Acquisition of machinery and equipment                               --                 --            (13,861)
  Increase in employee and stockholder receivables                     --                 --            (15,468)
  Cash acquired in connection with the purchase of
    United States Fuel Technology, Inc.                                --                 --                358
                                                              -------------------------------------------------
Net cash used investing
                 activities                                            --                 --            (28,971)
                                                              -------------------------------------------------
Cash Flows from Financing Activities
  Increase in amount due to related party                              --                 --             26,500
  Increase in due to United States Fuel Technology, Inc.               --                 --            372,503
  Proceeds from common stock issued                               204,350                 --          2,788,028
  Proceeds from notes payable                                      50,000             72,153          1,339,425
  Payment on notes payable                                             --                 --           (549,171)
                                                              -------------------------------------------------
Net cash provided by financing
                 activities                                       254,350             72,153          3,977,285
                                                              -------------------------------------------------
             Net increase (decrease) in cash                       (6,856)           (68,247)            19,990
Cash, beginning                                                    26,846             68,735                 --
                                                              -------------------------------------------------
Cash, ending                                                  $    19,990        $       488             19,990
                                                              =================================================

Supplemental Cash Flow Information
  Interest paid                                               $        --        $        --              2,100
                                                              =================================================
  Taxes paid                                                  $        --        $        --                 --
                                                              =================================================

See Notes to Financial Statements

Non Cash Disclosure of Cash Flow Information
--------------------------------------------
During the three month period ended March 31, 2000, IFT issued 390,000 shares of common stock pursuant to the exercise of a warrant issued in connection with a convertible debenture purchase agreement. The value of the shares, $1,141,725, is recorded as a deferred financing charge.

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

IFT is filing this amended Form 10-Q/A to reflect the fair value of the equity instruments issued in connection with a future debt offering as deferred financing charges to be amortized over the life of the debt. These charges will be reclassed as debt discount upon issuance of the debt.


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

Note 2 -- Ability to Continue as a Going Concern

IFT's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. IFT has incurred significant losses since inception and has limited funds with which to operate. Management anticipates receiving diploma certification in 2000 from the California Air Resources Board that its PEERDIESEL(R) product reduces polluting emissions from internal combustion engines. Shortly thereafter, IFT expects to begin licensing its product which management believes will generate sufficient revenue to continue the IFT's operations. However, there is no assurance that IFT will receive diploma certification or be able to generate sufficient revenue through the licensing of its product to provide sufficient working capital. Management believes approximately $1.5 million of additional capital will be required over the next year. Management does not have an estimate of the amount of revenue necessary to attain positive cash flow. In February 2000, IFT entered into a convertible debenture purchase agreement to raise $3,000,000 through the sale of convertible debentures. This agreement was amended in June 2000 to raise $1,500,000 through the sale of convertible debentures. In connection with the convertible debenture purchase agreement IFT issued a warrant to purchase 390,000 shares of common stock. (See Footnote 4) IFT is additionally required to issue 195,000 shares of common stock to place in escrow pending the sale of the convertible debentures. (See Footnote 4) The 195,000 shares of common stock were released to the purchasers of the convertible debenture purchase agreement in conjunction with an amendment to the convertible debenture purchase agreement dated June 16, 2000. Such financing is contingent upon IFT's ability to register the shares of common stock underlying the warrants and debentures with the Securities and Exchange Commission (the "SEC"). There can be no assurance that the registration will be granted effectiveness by the SEC, in which case IFT would be required to seek alternate sources of financing. IFT's continued existence is dependent upon its ability to resolve its liquidity shortfall principally by obtaining this additional debt financing or raising equity capital. IFT must continue to operate on limited cash flow generated internally. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Note Payable

During March 2000 IFT received an advance of $50,000 from ONKAR
Corporation, Ltd., a stockholder of IFT. This advance has a due date of March 23, 2001 with a 12% interest rate.

Note 4 - Stockholders' Deficit

On April 26, 1999 IFT offered all stockholders of record on March 31, 1999 the right to purchase 900 common shares at $.50 per share. During January 2000 IFT issued 1,800 shares and received proceeds of $450 as a result of this offering which expired May 28, 1999. The $450 for the other 900 shares was received during the nine month period ended December 31, 1999.

During January 2000 IFT issued 100,000 shares of common stock in a private placement for $200,000 to a company whose sole owner is a director of IFT. The market value of the shares on the date of issuance was $331,250. The $131,250 of market value in excess of the cash amount received has been recorded as consulting expense during the three month period ended March 31, 2000.

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

On February 23, 2000 the Board of Directors granted Jonathan Burst 100,000 shares of IFT's common stock for his appointment as Chief Executive Officer. The value of these shares, reflected in these financial statements as payroll expense, has been calculated based on the trading price of IFT's stock at February 23, 2000. On February 23, 2000 the Board of Directors awarded an initial grant of 100,000 shares of IFT's common stock to William Lindenmayer for his appointment as President and Chief Operating Officer. The value of these shares, reflected in these financial statements as payroll expense, has been calculated based on the trading price of IFT's stock at February 23, 2000. The total charged to payroll expense for these transactions was $550,000.

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

On March 28, 2000 a warrant for 390,000 shares of common stock was exercised by GEM Global Yield Fund Limited at a cost of $.01 per share. The value over par value of these shares, reflected in these financial statements as a deferred financing charge, has been calculated based on the trading price of IFT's stock at March 28, 2000 in the amount of $1,141,725. This amount will be amortized over future periods using the interest method over the life of the GEM convertible debentures.

During February 2000 IFT issued 195,000 shares of common stock and placed them in escrow in accordance with the convertible debenture purchase agreement entered into in February 2000. The shares are to be released from escrow and issued to the purchasers of the convertible debenture in the event of an uncured default by IFT prior to the closing of the convertible debenture purchase agreement. The 195,000 shares of common stock are not included in the statement of stockholders' deficit for the three months ended March 31, 2000 or included in earnings per share and weighted average share calculations for the three months ended March 31, 2000. The 195,000 shares of common stock were released to the purchasers of the convertible debenture purchase agreement in conjunction with an amendment to the convertible debenture purchase agreement dated June 16, 2000.

Note 5 - Related Party Transactions

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q/A contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are based largely on IFT's expectations and are subject to a number of risks and uncertainties, many of which are beyond IFT's control, including, but not limited to, economic, competitive and other factors affecting IFT's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by IFT with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. IFT does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

Total operating expenses from development stage operations were $1,274,627 for the three months ended March 31, 2000, as compared to the development stage operating expenses of $435,766 for the three month period ended March 31, 1999. This represents a 292.5% increase from the prior period. Increased development stage operating expenses in the current period compared to the prior period are a result of increased payroll expenses, consultant fees, advertising and marketing expenses, board meeting expenses, travel expenses, and other expenses related to product development.

Board meeting expense for the three months ended March 31, 2000 were $117,216 representing an increase of $117,216 over the corresponding period of 1999. On February 23, 2000 the Board of Directors adopted the Director's Stock Compensation Plan, which provides for an annual award of 10,000 shares of IFT's common stock to IFT's Board members as reimbursement for their attendance at the Board meetings and an additional 1,000 shares of IFT's common stock for any three-telephone conference call Board meetings attended. During March 2000, 45,000 shares of IFT's common stock were issued to three, non-employee, Board members, calculated based on the trading price of IFT's stock at February 23, 2000 which was $2.75 per share, and are reflected in these financial statements as Board meeting expense of $117,216 and travel expense $6,534.

Consulting expenses during the three months ended March 31, 2000 were $175,249 representing an increase of $173,749 from the corresponding period for 1999. This represents an increase of 11,683.3% from the prior period. IFT sold 100,000 common shares to a company whose sole director is a director of IFT for $200,000. The market value on the day of issuance for these 100,000 common shares was $331,250. The $131,250 in market value in excess of the cash amount received is reflected in these financial statements as consulting expense and additional paid in capital. The remaining amount of the increase is due to consultants used in the operations of IFT and in the development of a market for IFT's common stock.

Research and development costs during the three months ended March 31, 2000 were $0 representing a decrease of $328,559 from the corresponding period for 1999. This represents a decrease of 100% from the prior period. The decrease is primarily due to the reduction of the purchase of testing supplies, rental equipment and decreased testing and laboratory fees.

Payroll expenses during the three months ended March 31, 2000 were $769,511 representing an increase of $705,857 from the corresponding period of 1999. This represents a 1,108.9% increase from the prior period. The increase was primarily due to the Board of Director's granting a bonus of 100,000 shares of IFT's common stock paid to each of IFT's President/COO and to its Chief Executive Officer on February 23, 2000, and these shares have been reflected in these financial statements as payroll expense of $550,000. Additionally, on February 23, 2000 the Board of Directors adopted the Director's Stock Compensation Plan, which provided for an annual award of 10,000 shares of IFT's common stock to Board members as reimbursement for their attendance at the Board meetings. The President/COO and the Chief Executive Officer were awarded 10,000 shares of IFT's common stock as Board members, and these shares have been reflected in these financial statements as payroll expense of $55,000. The stock-award shares value was calculated based on the trading price of IFT's stock at February 23, 2000 which was $2.75 per share. Additionally, on January 31, 2000 IFT extended the employment agreements with its President/COO and Chief Executive Officer through December 31, 2000. Under these agreements, the President/COO will receive an annual base salary of $180,000, 3,000 shares of IFT's common stock per month and a bonus award as deemed appropriate by the Board of Directors of IFT. The Chief Executive Officer will receive an annual base salary of $180,000, 6,000 shares of IFT's common stock per month and a bonus award as deemed appropriate by the Board of Directors of IFT. The employment agreement shares in the amount of 18,000 are reflected in these financial statements as payroll expense and additional paid in capital, and the shares value was calculated based on the trading price of IFT's stock at February 1, 2000 which was $3.25 per share. During the three month period ended March 31, 2000, payroll expense from common stock issued totaled $341,500 for the Chief Executive Officer and $322,000 for the President/COO.

Professional services during the three months ended March 31, 2000 were $161,282 representing an increase of $158,084 over the corresponding period for 1999. This represents a 4,943.2% increase from the corresponding period for 1999. The increase is primarily due to the increased expenses for legal, accounting, SEC Edgar filings, research professionals, and the use of a temporary employment service.

Interest expense for the three months ended March 31, 2000 was $1,449 representing a decrease of $17,888 over the corresponding period for 1999. This represents a decrease of 92.5% from the prior period. The decrease is primarily due to IFT's agreement entered into with certain promissory note holders on November 1, 1999 to issue 423,537 shares of its common stock by December 31, 1999 in exchange for the balance of the promissory notes due in the amount of $704,254 and interest on the notes due in the amount of $142,820 at $2.00 per share. The exchange shares were issued on December 31, 1999 that reduced interest expense for the three months period ending March 31, 2000.

The net loss for the three months ended March 31, 2000 was $1,276,076 as compared to the net loss of $455,103 for the three months ended March 31, 1999. This represents a 280.4% increase from the prior period. The net loss per common share for the three months ended March 31, 2000 was $.08 as compared to the net loss per common share of $.04 for the three months ended March 31, 1999.

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

We have met our capital needs since inception primarily through the issuance of common stock as compensation for services rendered, which have totaled $10,999,166 since inception in April 1996, and for the three month period ended March 31, 2000, totaled $1,048,690. In addition to these amounts, we have raised $2,788,028 in cash from the issuance of common stock since the IFT's inception, with $204,350 of this total raised during the three month period ended March 31, 2000. Most of these funds have been raised through private placement transactions. Finally, since IFT's inception, financing totaling $1,339,425 was raised privately through notes payable to various sources, of which $549,171 was repaid, $677,754 was converted to common stock, and $112,500 is recorded as a liability on the March 31, 2000, balance sheet. For the three months ended March 31, 2000 proceeds from notes payable totaled $50,000.

The cash used in operating activities for the three months ended March 31, 2000 was $261,206 as compared to $140,400 used in operating activities for the three months ended March 31, 1999. The primary use of the additional cash in operations compared to the prior year was for accounts payable. The cash provided by financing activities was $254,350 for the three months ended March 31, 2000 as compared to $72,153 provided by financing activities for the three months ended March 31, 1999. The primary increase in cash provided by financing activities compared to the prior year was from the sale of 100,000 shares of common stock for $200,000. Net cash decreased by $6,856 for the three months ended March 31, 2000 as compared to net cash decreasing by $68,247 for the three months ended March 31, 1999.

Working capital at March 31, 2000 was ($830,891) as compared to ($770,940) at December 31, 1999. The primary decrease in working capital is due to the increase of a note payable of $50,000 which was used for operations.

While management can not make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $1.5 million over the next year will be necessary in order to enable us to meet our capital needs. We believe the $1.5 million will be used as follows: $600,000 for specific testing as part of required regulatory procedures as set by the Air Resources Board of California ("CARB"), $150,000 for commercial fleet testing programs, $188,000 for initial sales and marketing efforts, and $562,000 for salary and related administrative expenses (rent, telephone, etc.). The budget includes officers deferring a portion of their salary for over the next twelve months. In February 2000, IFT entered into a convertible debenture purchase agreement to raise $3,000,000 through the sale of convertible debentures. During June 2000 this agreement was amended to raise $1,500,000 through the sale of convertible debentures. In connection with the convertible debenture purchase agreement IFT issued a warrant for the purchase 390,000 shares of common stock at $.01 per common share. This warrant was exercised on March 28,2000. IFT is additionally required to issue 195,000 shares of common stock to place in escrow pending the closing on the sale of the convertible debentures. The 195,000 shares of common stock were released to the purchasers of the convertible debenture purchase agreement in conjunction with an amendment to the convertible debenture purchase agreement dated June 16, 2000. Such financing is contingent upon IFT's ability to register the shares of common stock underlying the warrants and debentures with the Securities and Exchange Commission (the "SEC"). There can be no assurance that the registration will be granted effectiveness by the SEC, in which case IFT would be required to seek alternate sources of financing.

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


INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)



By: /s/ William J. Lindenmayer                Date:   June 23, 2000
   --------------------------------------          ------------------
   William J. Lindenmayer
   President

By: /s/ Patty Foltz                           Date    June 23, 2000
   --------------------------------------         -------------------
   Patty Foltz
   Secretary/Treasurer