Form 10QSB
period 2000-06-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2000-08-14
CIK 1078723

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]                   QUARTERLY REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period ended June 30, 2000

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                           -----------   -----------

                 Commission file number: 000-25367

                      International Fuel Technology, Inc.
                      -----------------------------------
            (Exact name of registrant as specified in its charter)

          Nevada                                          88-0357508
          ------                                          ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

7777 Bonhomme, Suite 1920, St. Louis, Missouri                      63105
--------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)

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

          Yes   X         No
              ----------     -----------

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on July 31, 2000, as reported on the OTC Bulletin Board, was $8,083,728.

     Number of shares of common stock outstanding as of July 31, 2000:
     18,537,698

Documents Incorporated by Reference:  Registrant Form 10-K filed on May 10, 2000

                      INTERNATIONAL FUEL TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                        FOR THE QUARTERLY PERIOD ENDED
                                 JUNE 30, 2000

                           Index to Quarterly Report
                                 on Form 10-Q

Part I - FINANCIAL INFORMATION                                        Page

      Item 1 - Financial Statements

              Balance Sheets - June 30, 2000 and December 31, 1999      3

              Statements of Operations - Three Month and Six Month
               Periods Ended June 30, 2000 and 1999, and From
               Inception (April 9, 1996 to June 30, 2000)               4

              Statement of Stockholders' Equity (Deficit) - Six
               Months Ended June 30, 2000                               5

              Statements of Cash Flows - Six Months Ended June 30,
               2000 and 1999, and From Inception (April 9, 1996
               to June 30, 2000)                                        6

              Notes to Financial Statements                          7-10

      Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  11-15

Part II - OTHER INFORMATION

      Item 3 - Quantitative and Qualitative Disclosures About
               Market Risk                                             15

      Item 4 - Submissions of Matters to a Vote of Security Holders    15

      Item 6 - Exhibits and Reports on Form 8-K                        15

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

                                                                   June 30,      December 31,
ASSETS (Note 2)                                                     2000             1999
---------------------------------------------------------------------------------------------
                                                                 (Unaudited)
Current Assets
    Cash                                                         $      7,743    $     26,846
    Employee receivable                                                    --             468
    Note receivable, stockholder                                           --          15,000
    Prepaid expenses                                                   38,909          12,719
                                                                 ------------    ------------
        Total current assets                                           46,652          55,033
                                                                 ------------    ------------
Property and Equipment
    Machinery and equipment                                            15,505          15,505
    Accumulated depreciation                                           (3,983)         (2,374)
                                                                 ------------    ------------
        Total property and equipment                                   11,522          13,131
Deferred Financing Charge (Note 4)                                  1,251,413              --
                                                                 ------------    ------------
                                                                 $  1,309,587    $     68,164
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current Liabilities
    Accounts payable                                             $    448,745   $     797,786
    Accrued expenses                                                  102,246           3,406
    Accrued interest expense                                            3,822              --
    Notes payable to stockholder (Note 3)                             162,500          62,500
    Notes payable to stockholders (Note 3)                            105,000              --
    Discount on notes payable to stockholders, net (Note 3)          (332,135)             --
                                                                 ------------    ------------
        Total current liabilities                                     490,178         863,692
                                                                 ------------    ------------
Commitments and Contingencies

Stockholders' Equity (Deficit) (Notes 2 and 4)
    Common stock, $.01 par value; authorized, 150,000,000,
      18,537,698 and 16,818,339 shares issued and outstanding
      at June 30, 2000 and December 31, 1999, respectively            185,377         168,184
    Discount on common stock                                         (816,923)       (816,923)
    Additional paid-in capital                                     18,324,732      14,760,243
    Deficit accumulated during the development stage              (16,873,777)    (14,907,032)
                                                                 ------------    ------------
        Total stockholders' equity (deficit)                          819,409        (795,528)
                                                                 ------------    ------------
                                                                 $  1,309,587    $     68,164
                                                                 ============    ============

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                                       From Inception
                                                    Three Months                 Six Months           (April 19, 1996)
                                                   Ended June 30,              Ended June 30,         Through June 30,
                                                 2000          1999          2000          1999             2000
----------------------------------------------------------------------------------------------------------------------
Revenues                                      $       --    $       --    $       --    $       --      $        --
Cost of Revenues                                      --            --            --            --               --
                                              ---------------------------------------------------------------------
Gross Profit                                          --            --            --            --               --
                                              ---------------------------------------------------------------------
Operating Expenses:
    Acquisition expense                               --            --            --            --          500,000
    Advertising and marketing                      3,085         5,854        13,813        11,525           37,832
    Board meeting expense                             --            --       117,216            --          117,216
    Consulting                                   103,383        90,000       278,632        91,500        7,636,896
    Insurance                                      7,824            --        16,571            --           16,571
    Office                                         5,620         4,867         8,805         4,993           63,959
    Other                                         13,194        52,301        20,231        53,290          127,730
    Payroll                                      245,467        29,989     1,014,978        93,643        1,582,536
    Professional services                        183,528         9,152       344,810        12,350        4,137,344
    Research and development costs                 1,736       232,253         1,736       560,812        1,544,813
    Rent                                              --            --         5,000        28,367          280,961
    Stock transfer fees                              705         5,981         1,345         7,067           24,972
    Telephone                                        519           613         2,309         2,385           46,005
    Travel                                         2,640            --        16,882           844          131,757
                                              ---------------------------------------------------------------------
            Total operating expenses             567,701       431,010     1,842,328       866,776       16,248,592
                                              ---------------------------------------------------------------------
        Net loss from operations                 567,701       431,010     1,842,328       866,776       16,248,592
        Interest expense                         122,968            20       124,417        19,357          625,185
                                              ---------------------------------------------------------------------
        Net loss before income taxes             690,669       431,030     1,966,745       886,133       16,873,777
        Provision for income taxes                    --            --            --            --               --
                                              ---------------------------------------------------------------------
        Net loss                              $  690,669    $  431,030    $1,966,745    $  886,133      $16,873,777
                                              =====================================================================
                Basic and diluted net loss
                  per common share            $      .04    $      .03    $      .11    $      .07
Weighted average common shares outstanding    17,908,365    12,897,559    17,276,081    12,897,559

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2000
(Unaudited)

                                                                                                           Deficit
                                                                                                         Accumulated
                                                        Common      Common     Discount   Additional       During
                                                        Stock       Stock     on Common     Paid-In      Development
                                                        Shares      Amount      Stock       Capital         Stage         Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                            16,818,339   $168,184   $(816,923)  $14,760,243   $(14,907,032)  $  (795,528)
Issuances of common stock for deferred financing
  charge and cash (Note 4)                               390,000      3,900          --     1,141,725             --     1,145,625
Issuances of common stock for cash and services
  (Note 4)                                               101,800      1,018          --       330,682             --       331,700
Issuance of common stock (Note 4)                        100,000      1,000          --        (1,000)            --             0
Issuances of common stock for services (Note 4)           92,559        925          --       277,726             --       278,651
Issuances of common stock for compensation (Note 4)      200,000      2,000          --       548,000             --       550,000
Issuances of common stock for compensation (Note 4)       90,000        900          --        29,388             --        30,288
Accrued stock based compensation (Note 4)                     --         --          --       146,250             --       146,250
Issuance of common stock for an account payable
  (Note 4)                                               300,000      3,000          --       315,000             --       318,000
Issuance of common stock warrants for deferred
  financing charge (Note 3)                                                          --       452,730             --       452,730
Issuance of common stock for services (Note 4)           250,000      2,500          --       216,250             --       218,750
Issuance of common stock for deferred financing
  charge (Note 4)                                        195,000      1,950          --       107,738                      109,688
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                 --          --            --     (1,966,745)   (1,966,745)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                                18,537,698   $185,377   $(816,923)  $18,324,732   $(16,873,777)  $   819,409
===================================================================================================================================

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                                From
                                                                   Six Months            Six Months           Inception
                                                                     Ended                  Ended          (April 9, 1996)
                                                                    June 30,              June 30,           to June 30,
                                                                      2000                  1999                 2000
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                                           $(1,966,745)          $(886,133)         $(16,873,777)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation                                                            1,609                 650                 3,983
 Stock issued and additional paid in capital
  recognized for services and compensation                           1,355,190                -               11,305,666
 Interest amortization of discount on notes payable                    120,595                -                  120,595
 Interest expense recognized on conversion of debt                       -                    -                  355,771
 Change in assets and liabilities:
  Increase in prepaid expenses                                         (26,190)             (6,250)              (38,909)
  Increase (decrease) in accounts payable                              (15,574)            340,230               782,212
  Increase in accrued expenses                                         102,662               8,964               248,888
                                                                  ------------------------------------------------------
Net cash used in operating
    activities                                                        (428,453)           (542,539)           (4,095,571)
                                                                  ------------------------------------------------------
Cash Flows from Investing Activities
 Acquisition of machinery and equipment                                  -                    -                  (13,861)
 Increase in employee and stockholder receivables                        -                    -                  (15,468)
 Cash acquired in connection with the purchase of
  United States Fuel Technology, Inc.                                    -                    -                      358
                                                                  ------------------------------------------------------
Net cash used in investing
    activities                                                           -                    -                  (28,971)
                                                                  ------------------------------------------------------
Cash Flows from Financing Activities
 Increase in due to United States Fuel Technology,                       -                    -                  372,503
  Inc.
 Proceeds from common stock issued                                     204,350             396,450             2,788,028
 Proceeds from notes payable                                           205,000              77,354             1,520,925
 Payment on notes payable                                                -                    -                 (549,171)
                                                                  ------------------------------------------------------
Net cash provided by financing
   activities                                                          409,350             473,804             4,132,285
                                                                  ------------------------------------------------------
     Net increase (decrease) in cash                                   (19,103)            (68,735)                7,743
Cash, beginning                                                         26,846              68,735                 -
                                                                  ------------------------------------------------------
Cash, ending                                                      $      7,743           $    -                    7,743
                                                                  ======================================================

Supplemental Cash Flow Information
 Interest paid                                                    $      -               $    -                    2,100
 Taxes paid                                                       $      -               $    -                    -
                                                                  ======================================================

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

Note 2 -- Ability to Continue as a Going Concern

IFT's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. IFT has incurred significant losses since inception and has limited funds with which to operate. Management anticipates receiving diploma certification in 2000 from the California Air Resources
Board that its PEERDIESEL(R) product reduces polluting emissions from internal combustion engines. Shortly thereafter, IFT expects to begin licensing its product which management believes will generate sufficient revenue to continue IFT's operations. However, there is no assurance that IFT will receive diploma certification or be able to generate sufficient revenue through the licensing of its product to provide sufficient working capital. Management believes approximately $1.5 million of additional capital will be required over the next year. Management does not have an estimate of the amount of revenue necessary to attain positive cash flow. In February 2000, IFT entered into a convertible debenture purchase agreement to raise $3,000,000 through the sale of convertible debentures. This agreement was amended in June 2000 to raise $1,500,000 through the sale of convertible debentures. In connection with the convertible debenture purchase agreement IFT issued a warrant to purchase 390,000 shares of common stock. (See Footnote 4) IFT additionally issued 195,000 shares of common stock to the proposed purchasers of the convertible debentures in conjunction with an amendment to the convertible debenture purchase agreement dated June 16, 2000. (See Footnote 4) Such financing is contingent upon IFT's ability to register the shares of common stock underlying the warrants and debentures with the Securities and Exchange Commission (the "SEC"). There can be no assurance that the registration will be granted effectiveness by the SEC, in which case IFT would be required to seek alternate sources of financing. IFT's continued existence is dependent upon its ability to resolve its liquidity shortfall principally by obtaining this additional debt financing or raising equity capital. IFT must continue to operate on limited cash flow generated internally. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Note Payable to Stockholders

In March 2000 ONKAR Corporation, Ltd. ("ONKAR"), a stockholder of IFT, advanced IFT $50,000 which is due in March 2005 and has an annual interest rate of 6%. In April 2000 ONKAR advanced IFT $50,000 which is due in April 2005 and has an annual interest rate of 6%. In addition, IFT has note payable to ONKAR for $62,500 which is due in November 2004 at an annual interest rate of 6%.

During the three month period ended June 30, 2000 IFT received advances from stockholders totaling $105,000. The advances are expected to be repaid in the three month period ending September 30, 2000. In addition to the repayment of principal each stockholder will receive a warrant to purchase from IFT up to 25,000 shares of common stock at $.01 per share for each $5,000 in principal advanced to IFT. The value of the warrants, $452,730, based on the market value of IFT's common stock on the day(s) the advances were received has been recorded as a discount on the notes payable to stockholders and as an addition to additional paid in capital. During the three month and six month periods ended June 30, 2000 $120,595 was amortized against the discount on notes payable to stockholders and recognized as interest expense.

Note 4 - Stockholders' Equity (Deficit)

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

On July 13, 1999 IFT entered into employment agreements with its Chief Executive Officer and Chief Operating Officer which expired on January 31, 2000. Under the terms of these agreements, these officers will each receive base pay of $1,000 per month plus up to a total of 60,000 and 30,000 shares of IFT's stock, respectively, payable at the end of the initial term of the agreements. The 90,000 shares earned under these employment agreements were issued on January 31, 2000.

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

During January 2000, IFT entered into an employment agreement with Jonathan R. Burst to serve as Chief Executive Officer of IFT until December 31, 2000 at a base annual salary of $180,000. In addition, Mr. Burst is to receive 6,000 shares of common stock each month. During January 2000, IFT entered into an employment agreement with William J. Lindenmayer to serve as Chief Operating Officer of IFT until December 31, 2000 at a base annual salary of $125,000. In addition, Mr. Lindenmayer is to receive 3,000 shares of common stock each month. The shares are earned ratably on a monthly basis. The stock based compensation earned through June 30, 2000, reflected in these financial statements as payroll expense and as additional paid in capital, has been calculated based on the trading price of IFT's stock at February 1, 2000 in the amount of $146,250.

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

On February 9, 2000 IFT issued 100,000 common shares related to a consulting agreement in effect at that time. Subsequent to March 31, 2000 the consulting agreement has been amended and the 100,000 common shares were recalled and canceled. The 100,000 common shares are outstanding as of June 30, 2000 and the par value of these shares is reflected in these financial statements as a deduction from additional paid in capital.

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

During February 2000 IFT issued 195,000 shares of common stock and placed them in escrow in accordance with the convertible debenture purchase agreement entered into in February 2000. The shares are to be released from escrow and issued to the purchasers of the convertible debenture in the event of an uncured default by IFT prior to the closing of the convertible debenture purchase agreement. The 195,000 shares of common stock were released to the purchasers of the convertible debenture purchase agreement in conjunction with an amendment to the convertible debenture purchase agreement dated June 16, 2000, and were recorded as a deferred financing charge of $109,688 based on the trading price of IFT's stock. This amount will be amortized over future periods using the interest method over the life of the GEM convertible debentures. These charges will be reclassed as debt discount upon issuance of the debt.

On May 8, 2000 IFT issued 300,000 common shares valued at $318,000 based on the trading price of IFT's stock as a payment on accounts payable.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

On June 19, 2000 IFT issued 250,000 common shares to a director of the company for consulting services. The value of the shares, $218,750, was recorded to consulting expense and was based on the trading price of IFT's stock.

Note 5 - Subsequent Events

During July 2000 IFT canceled 100,000 common shares that had previously been issued in connection with a consulting agreement that was canceled.

On July 26, 2000 IFT issued 100,000 common shares due to the exercise of a warrant issued in connection with advances received from stockholders.

On August 9, 2000 IFT issued 25,000 common shares due to the exercise of a warrant issued in connection with advances received from stockholders.

Note 6 - Supplemental Disclosures of Cash Flow Information

Supplemental non-cash investing and financing activities were as follows:

Six months ended June 30, 2000
------------------------------

During the six month period ended June 30, 2000, IFT issued 585,000 shares of common stock pursuant to the exercise of a warrants issued in connection with a convertible debenture purchase agreement. The value of the shares, $1,251,413, is recorded as a deferred financing charge.

During the six month period ended June 30, 2000, IFT issued 300,000 shares of common stock as a payment on accounts payable. The value of the shares, $318,000, is recorded as a reduction of accounts payable.

During the six month period ended June 30, 2000, IFT reduced a note receivable-stockholder by $15,000 and an employee receivable by $468 as a payment on an account payable.

Six months ended June 30, 1999
------------------------------

None

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

Three Months Ended June 30, 2000 and Six Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999 and Six Months Ended June 30, 1999

Total operating expenses from development stage operations were $567,701 for the three months ended June 30, 2000, as compared to the development stage operating expenses of $431,010 for the three month period ended June 30, 1999. This represents an increase of $136,691, or 31.7%, from the prior period. Total operating expenses from development state operations were $1,842,328 for the six months ended June 30, 2000, as compared to the development stage operating expenses of $866,776 for the six month period ended June 30, 1999. This represents an increase of $975,552 increase from the prior period. Increased development stage operating expenses in the current period compared to the prior period are a result of increased payroll expenses, consultant fees, advertising and marketing expenses, board meeting expenses, professional services expenses, and travel expenses.

Board meeting expense for the six months ended June 30, 2000 were $117,216 representing an increase of $117,216 over the corresponding period of 1999. On February 23, 2000 the Board of Directors adopted the Director's Stock Compensation Plan, which provides for an annual award of 10,000 shares of IFT's common stock to IFT's Board members as reimbursement for their attendance at the Board meetings and an additional 1,000 shares of IFT's common stock for any three-telephone conference call Board meetings attended. During March 2000, 45,000 shares of IFT's common stock were issued to three, non-employee, Board members, calculated based on the trading price of IFT's stock at February 23, 2000 which was $2.75 per share, and are reflected in these financial statements as Board meeting expense of $117,216 and travel expense $6,534.

Consulting expenses during the three months ended June 30, 2000 were $103,383 as compared to $90,000 for the same period in 1999. This represents an increase of $13,383, or 14.9%, from the corresponding period for 1999. Consulting expenses during the six months ended June 30, 2000 were $278,632 as compared to $91,500 for the same period in 1999. This represents an increase of

$187,132 from the corresponding period in 1999. IFT sold 100,000 common shares to a company whose sole director is a director of IFT for $200,000.
The market value on the day of issuance for these 100,000 common shares was $331,250. The $131,250 in market value in excess of the cash amount received is reflected in these financial statements as consulting expense and additional paid in capital. The remaining amount of the increase is due to consultants used in the operations of IFT and in the development of a market for IFT's common stock. Pursuant to a consulting agreement dated June 5, 2000, IFT issued 250,000 shares of restricted common stock to a company whose sole director is a director of IFT. The market value on the day of the agreement was $218,750. The $218,750 in market value is reflected in these financial statements as consulting expense and additional paid in capital. In addition, consulting expenses were reduced by $110,367 due to the elimination of a related party account payable that had previously been recorded to consulting expenses.

Research and development costs during the three months ended June 30, 2000 were $1,736 as compared to $232,253 for the same period in 1999. This represents a decrease of $230,517, or 99.3% from the corresponding period for 1999. Research and development costs during the six months ended June 30, 2000 were $1,736 as compared to $560,812 for the same period in 1999. This represents a decrease of $559,076, or 99.7%, from the corresponding period for 1999. The decrease is primarily due to the reduction of the purchase of testing supplies, rental equipment and decreased testing and laboratory fees.

Payroll expenses during the three months ended June 30, 2000 were $245,467 as compared to $29,989 for the same period in 1999. This represents an increase of $215,478 from the corresponding period of 1999. Payroll expenses during the six months ended June 30, 2000 were $1,014,978 compared to $93,643 for the same period in 1999. This represents an increase of $921,335 from the corresponding of 1999. The increase was primarily due to the Board of Director's granting a bonus of 100,000 shares of IFT's common stock paid to each of IFT's President/COO and to its Chief Executive Officer on February 23, 2000, and these shares have been reflected in these financial statements as payroll expense of $550,000. Additionally, on February 23, 2000 the Board of Directors adopted the Director's Stock Compensation Plan, which provided for an annual award of 10,000 shares of IFT's common stock to Board members as reimbursement for their attendance at the Board meetings. The President/COO and the Chief Executive Officer were awarded 10,000 shares of IFT's common stock as Board members, and these shares have been reflected in these financial statements as payroll expense of $55,000. The stock-award shares value was calculated based on the trading price of IFT's stock at February 23, 2000 which was $2.75 per share. Additionally, on January 31, 2000 IFT extended the employment agreements with its President/COO and Chief Executive Officer through December 31, 2000. Under these agreements, the President/COO will receive an annual base salary of $180,000, 3,000 shares of IFT's common stock per month and a bonus award as deemed appropriate by the Board of Directors of IFT. The Chief Executive Officer will receive an annual base salary of $180,000, 6,000 shares of IFT's common stock per month and a bonus award as deemed appropriate by the Board of Directors of IFT. The employment agreement shares in the amount of 45,000 are reflected in these financial statements as payroll expense and additional paid in capital, and the shares value was calculated based on the trading price of IFT's stock at February 1, 2000 which was $3.25 per share. During the three month period ended March 31, 2000, payroll expense from common stock issued totaled $341,500 for the Chief Executive Officer and $322,000 for the President/COO. During the six month period ended June 30. 2000, payroll expense from common stock issued totaled $400,000 for the Chief Executive Officer and $351,250 for the President/COO. During the six month period ended June 30, 2000, payroll expense from payroll accruals pursuant to the employment agreements with the President/COO and Chief Executive Officer totaled $86,633. During the six month period ended June 30, 2000, payroll tax expense from payroll accruals pursuant to the employment agreements with the President/COO and Chief Executive Officer totaled $7,159.

Professional services during the three months ended June 30, 2000 were $183,528 as compared to $9,152 for the same period in 1999. This represents an increase of $174,376 over the corresponding period for 1999. Professional services during the six months ended June 30, 2000 were $344,810 as compared to $12,350 for the same period in 1999. This represents an increase of $332,460 over the corresponding period for 1999. The increase is primarily due to the increased expenses for legal, accounting, SEC Edgar filings, research professionals, and the use of a temporary employment service.

Interest expense for the six months ended June 30, 2000 was $122,968 as compared to $20 for the same period in 1999. This represents an increase of $122,948 over the corresponding period for 1999. Interest expense for the six months ended June 30, 2000 was $124,417 as compared to $19,357 for the same period in 1999. This represents an increase of $105,060 over the corresponding period for 1999. The increase is primarily due to IFT's issuance of common stock warrants to stockholders for advances received being amortized by $120,595. The increase is lessened due to an agreement entered into with certain promissory note holders on November 1, 1999 to issue 423,537 shares of its common stock by December 31, 1999 in exchange for the balance of the promissory notes due in the amount of $704,254 and interest on the notes due in the amount of $142,820 at $2.00 per share. The exchange shares were issued on December 31, 1999 that reduced interest expense for the three and six-month periods ending June 30, 2000.

The net loss for the three months ended June 30, 2000 was $690,669 as compared to the net loss of $431,030 for the three months ended June 30, 1999. This represents an increase of $259,639, or 60.2% from the prior period. The net loss per common share for the three months ended June 30, 2000 was $.04 as compared to the net loss per common share of $.03 for the three months ended June 30, 1999. The net loss for the six months ended June 30, 2000 was $1,966,745 as compared to the net loss of $886,133 for the six months ended June 30, 1999. This represents an increase of $1,080,612 from the prior period. The net loss per common share for the six months ended June 30, 2000 was $.11 as compared to the net loss per common share of $.07 for the six months ended June 30, 1999.

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

We have met our capital needs since inception primarily through the issuance of common stock as compensation for services rendered, which have totaled $11,305,666 since inception in April 1996, and for the six month period ended June 30, 2000, totaled $1,355,190. In addition to these amounts, we have raised $2,788,028 in cash from the issuance of common stock since the IFT's inception, with $204,350 of this total raised during the six month period ended June 30, 2000. Most of these funds have been raised through private placement transactions. Finally, since IFT's inception, financing totaling $1,520,925 was raised privately through notes payable to various sources, of which $549,171 was repaid, $677,754 was converted to common stock, and $267,500 is recorded as a liability on the June 30, 2000, balance sheet. For the six months ended June 30, 2000 proceeds from notes payable to stockholders totaled $205,000.

The cash used in operating activities is $428,453 for the six months ended June 30, 2000 as compared to cash used in operating activities of $542,539 for the six months ended June 30, 1999. The primary use of the additional cash in operations compared to the prior year was for accounts payable. The cash provided by financing activities was $409,350 for the six months ended June 30, 2000 as compared to $473,804 provided by financing activities for the six months ended June 30, 1999. Net cash decreased by $19,103 for the six months ended June 30, 2000 as compared to net cash decreasing by $68,735 for the six months ended June 30, 1999.

Working capital at June 30, 2000 was ($443,526) as compared to ($808,659) at December 31, 1999. The primary increase in working capital is due to the decrease of accounts payable during the six month period ended June 30, 2000 and the issuance of warrants to stockholders for advances received during the six month period ended June 30, 2000.

While management can not make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $1.5 million over the next year will be necessary in order to enable us to meet our capital needs. We believe the $1.5 million will be used as follows: $600,000 for specific testing as part of required regulatory procedures as set by the Air Resources Board of California ("CARB"), $150,000 for commercial fleet testing programs, $188,000 for initial sales and marketing efforts, and $562,000 for salary and related administrative expenses (rent, telephone, etc.). The budget includes officers deferring a portion of their salary for over the next twelve months. In February 2000, IFT entered into a convertible debenture purchase agreement to raise $3,000,000 through the sale of convertible debentures. During June 2000 this agreement was amended to raise $1,500,000 through the sale of convertible debentures. In connection with the convertible debenture purchase agreement IFT issued a warrant for the purchase 390,000 shares of common stock at $.01 per common share. This warrant was exercised on March 28,2000. IFT additionally issued 195,000 shares of common stock to the purchasers of the convertible debenture purchase agreement in conjunction with an amendment to the convertible debenture purchase agreement dated June 16, 2000. Such financing is contingent upon IFT's ability to register the shares of common stock underlying the warrants and debentures with the Securities and Exchange Commission (the "SEC"). There can be no assurance that the registration will be granted effectiveness by the SEC, in which case IFT would be required to seek alternate sources of financing.

During the three month period ended June 30, 2000 IFT received advances from stockholders totaling $105,000. The advances are expected to be repaid in the three month period ending September 30, 2000. In addition to the repayment of principal each stockholder will receive a warrant to purchase from IFT up to 25,000 shares of common stock at $.01 per share for each $5,000 in principal advanced to IFT. The value of the warrants, $452,730, based on the market value of IFT's common stock on the day(s) the advances were received has been recorded as a discount on the notes payable to stockholders and as an addition to additional paid in capital. During the three month and six month periods ended June 30, 2000 $120,595 was amortized against the discount on notes payable to stockholders and recognized as interest expense.

Subsequent Events

During July 2000 IFT canceled 100,000 common shares that had previously been issued in connection with a consulting agreement that was canceled.

During July 2000 IFT issued 100,000 common shares due to the exercise of a warrant issued in connection with advances received from stockholders.

On August 9, 2000 IFT issued 25,000 common shares due to the exercise of a warrant issued in connection with advances received from stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, operations of IFT may be exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing, investing and operating transactions. Because the Company had minimum debt there is no material impact on earnings of fluctuations in interest.

Item 4. Submission of Matters to a Vote of Security Holders

On June 16, 2000 IFT submitted two matters to a vote of security holders at an annual meeting. The election of five directors for the ensuring year and the approval of BDO Seidman, LLP as independent accountants for the year 2000 were voted on by the required quorum. The five directors recommended by IFT management were elected to serve for the ensuing year with 9,071,735 votes for, and 123,395 votes withheld and BDO Seidman, LLP was approved as independent accountants for the year 2000 with 9,114,619 votes for, 74,563 votes against and 5,948 votes abstained.

Item 6.  Exhibits and Reports of Form 8-K

   (a) The following exhibits are filed as part of this report:

   Exhibit
   Number     Description
   ------     -----------
     27       Financial Data Schedule

   (b) Reports on Form 8-K

       None


All other items of this report are inapplicable.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)



By: /s/ William J. Lindenmayer         Date:    August 14, 2000
   -------------------------------           ---------------------
William J. Lindenmayer
President

By: /s/ Patty Foltz                    Date:    August 14, 2000
   -------------------------------           ---------------------
   Patty Foltz
   Secretary/Treasurer