Form 10-K405/A
period 1999-12-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2000-09-15
CIK 1078723

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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
                                    Yes   X             No
                                        -----              -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this form 10-K/A or any amendment to this form 10-K/A. [X]

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on July 31, 2000, as reported on the OTC Bulletin Board, was $8,083,728.

        Number of shares of common stock outstanding as of July 31, 2000:
18,537,698

Documents Incorporated by Reference:  N/A

                       INTERNATIONAL FUEL TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           FOR THE FISCAL PERIOD ENDED
                                DECEMBER 31, 1999

                           Index to Transition Report
                                 on Form 10-K/A


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Forward Looking Statements and Associated Risks

          This Transition Report on Form 10-K/A contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are based largely on IFT's expectations and are subject to a number of risks and uncertainties, many of which are beyond IFT's control, including, but not limited to, economic, competitive and other factors affecting IFT's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by IFT with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. IFT does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information as of August 23, 2000, regarding the beneficial ownership determined in accordance with the rules of the SEC, which generally attributes beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities, of IFT's common stock of: (I) each person known by IFT to own beneficially more than five percent of IFT's common stock; (ii) each director and nominee for director of the IFT; (iii) each executive officer named in the Summary Compensation Table (see "Executive Compensation"); and (iv) all directors and executive officers of IFT as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

                   Name of                  Amount and Nature of           Percent of
               Beneficial Owner             Beneficial Ownership        Common Stock(1)
               ----------------             --------------------        ---------------
               Jonathan R. Burst(2)                966,250                     5.2%
               William J. Lindenmayer(3)           190,000                     1.0%
               Patty Foltz                          69,648                     0.4%
               Fred K. Jensen(4)                   162,833                     0.9%
               David B. Norris                     246,562                     1.3%
               Harry F. Demetriou(5)               455,000                     2.4%
               All directors and executive
                officers as a group              2,090,293                    11.2%

          (1) Based upon 18,637,698 outstanding shares of common stock

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

          (5) Includes 455,000 shares owned by Observor Acceptances, Ltd. of which Mr. Demetriou is the sole owner and deemed to be the beneficial owner of such shares.

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

          (c) Exhibits

              See (a) above

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)


Report of Independent Certified Public Accountants                       F-2

Independent Auditor's Report                                             F-3

Financial Statements
      Balance sheets                                                     F-4
      Statements of operations                                           F-5
      Statements of stockholders' deficit                                F-6
      Statements of cash flows                                           F-7

Notes to Financial Statements                                      F-8--F-20

                         INDEX TO FINANCIAL STATEMENTS

(a) The following financial statements are included:

                      INTERNATIONAL FUEL TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      AS OF AND FOR THE NINE MONTH PERIOD
                    ENDED DECEMBER 31, 1999, AND AS OF AND
                  FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

Report of Independent Certified Public Accountants                      F-2

Independent Auditor's Report                                            F-3

Financial Statements
--------------------
Balance Sheets - December 31, 1999 and March 31, 1999                   F-4

Statements of Operations - Nine Months Ended December 31, 1999,
Twelve Months Ended March 31, 1999 and 1998, and From Inception
(April 9, 1996 to December 31, 1999)                                    F-5

Statements of Stockholders' Deficit - Nine Months Ended December
31, 1999, Twelve Months Ended March 31, 1999 and 1998, and From
Inception (April 9, 1996 to December 31, 1999)                          F-6

Statements of Cash Flows - Nine Months Ended December 31, 1999,
Twelve Months Ended March 31, 1999 and 1998, and From Inception
(April 9, 1996 to December 31, 1999)                                    F-7

Notes to Financial Statements                                     F-8--F-20

                      INTERNATIONAL FUEL TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                        FOR THE QUARTERLY PERIOD ENDED
                                 JUNE 30, 2000

Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999       F-21

Statements of Operations - Three Month and Six Month Periods Ended
June 30, 2000 and 1999 (unaudited), and From Inception (April 9,
1996 to June 30, 2000) (unaudited)                                     F-22

Statement of Stockholders' Equity (Deficit) - Six Months Ended
June 30, 2000 (unaudited)                                              F-23

Statements of Cash Flows - Six Months Ended June 30,
2000 and 1999 (unaudited), and From Inception (April 9, 1996 to
June 30, 2000) (unaudited)                                             F-24

Notes to Financial Statements                                    F-25--F-28

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

McGLADREY & PULLEN, LLP

Las Vegas, Nevada
September 27,1999

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

                                                                  December 31,          March 31,
ASSETS                                                                1999                1999
--------------------------------------------------------------------------------------------------
Current Assets
  Cash                                                           $      26,846       $         488
  Employee receivable                                                      468              -
  Note receivable, stockholder (Note 6)                                 15,000              -
  Prepaid insurance                                                     12,719              -
                                                                 ---------------------------------
          Total current assets                                          55,033                 488

  Machinery and equipment                                               15,505               5,924
  Accumulated depreciation                                              (2,374)               (760)
                                                                 ---------------------------------
                                                                 $      68,164       $       5,652
                                                                 =================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
  Current Liabilities
  Accounts payable                                               $     110,691       $     313,979
  Accounts payable-other (Note 5)                                      500,000               -
  Accounts payable-stockholders (Note 6)                               187,095               -
  Accrued expenses                                                       3,406              54,367
  Accrued interest expense                                                -                 93,270
  Due to related party                                                    -                 26,500
  Notes payable to stockholders (Note 4)                                62,500             672,554
                                                                 ---------------------------------
          Total current liabilities                                    863,692           1,160,670
                                                                 ---------------------------------

Commitments and Contingencies (Note 2)

Stockholders' Deficit (Note 5)
  Common stock, $.01 par value; authorized, 150,000,000,
    16,818,339 and 14,097,559 shares issued and outstanding
    at December 31, 1999 and March 31, 1999, respectively              168,184             140,976
  Discount on common stock                                            (816,923)           (816,923)
  Additional paid-in capital                                        14,760,243           8,795,821
  Deficit accumulated during the development stage                 (14,907,032)         (9,274,892)
                                                                 ---------------------------------
                                                                      (795,528)         (1,155,018)
                                                                 ---------------------------------
          Total stockholders' deficit                            $      68,164       $       5,652
                                                                 =================================


See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

                                                                                                  From
                                                                                                Inception
                                                                                                (April 9,
                                                   Nine Months           Twelve Months            1996)
                                                      Ended                  Ended               Through
                                                   December 31,            March 31,           December 31,
                                                      1999            1999          1998           1999
                                                  ------------   ------------   ------------   ------------
Revenues                                          $     -        $     -        $     -        $     -
Cost of Revenues                                        -              -              -              -
                                                  ------------   ------------   ------------   ------------
Gross Profit                                            -              -              -              -
                                                  ------------   ------------   ------------   ------------

Operating Expenses:
 Acquisition expense (Note 5)                          500,000         -              -             500,000
 Advertising and marketing                              12,913         11,106         -              24,019
 Consulting                                            295,000      6,342,000        543,412      7,358,264
 Research and development costs                        330,353        842,905        330,089      1,543,077
 Office                                                  1,002         26,377         25,973         55,154
 Other                                                  59,234         35,782          3,682        107,499
 Payroll (Note 5)                                      318,036        180,327         53,006        567,558
 Professional services (Note 5)                      3,662,718         84,634         21,094      3,792,534
 Rent                                                   32,685        146,000         49,276        275,961
 Stock transfer fees                                     5,249         18,378         -              23,627
 Telephone                                               2,957         23,171         12,900         43,696
 Travel                                                  6,652         41,164         43,716        114,875
                                                  ------------   ------------   ------------   ------------
        Total operating expenses                     5,226,799      7,751,844      1,083,148     14,406,264
                                                  ------------   ------------   ------------   ------------
    Net loss from operations                         5,226,799   $  7,751,844      1,083,148     14,406,264
    Interest expense (Note 5)                          405,341         87,909          7,518        500,768
                                                  ------------   ------------   ------------   ------------
    Net loss before income taxes                     5,632,140      7,839,753      1,090,666   $ 14,907,032
                                                                                               ============
    Provision for income taxes                          -              -              -
                                                  ------------   ------------   ------------
    Net loss                                      $  5,632,140   $  7,839,753   $  1,090,666
                                                  ============   ============   ============

             Basic and diluted net loss
              per common share                    $        .36   $        .59   $        .20

Weighted average common shares outstanding          15,800,725     13,390,417      5,351,089



See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                   Common Stock    Common Stock    Discount on   Additional
                                                                      Shares          Amount      Common Stock  Paid-In Capital
-------------------------------------------------------------------------------------------------------------------------------
Issuances of common stock for cash                               $      41,616   $         416   $         -   $     148,960
Issuances of common stock for technology (Note 5)                      146,700           1,467       (14,670)         13,203
Issuances of common stock (Note 5)                                       8,500              85             -             (85)
Issuances of common stock for services (Note 5)                         84,623             846             -           7,616
Issuance of common stock for compensation (Note 5)                      15,000             150             -           1,350
Net loss                                                                                     -             -               -
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                                296,439           2,964       (14,670)        171,044
Issuances of common stock for cash                                     158,350           1,584             -         286,268
Issuances of common stock for technology (Note 5)                    5,320,952          53,209      (532,095)        478,886
Issuances of common stock (Note 5)                                     142,280           1,423             -          (1,423)
Issuances of common stock for services (Note 5)                      1,211,883          12,119             -         109,070
Expense recorded for services rendered  by stockholders (Note 5)                             -             -         169,980
Issuance of common stock for compensation (Note 5)                      70,100             701             -           6,309
Issuances of common stock in connection with the                                                                     346,545
  acquisition of United States Fuel Technology,  Inc. (Note 3)       2,795,979          27,960             -          94,907
Cancellation of shares (Note 3)                                        (94,400)           (944)        9,440          (8,496)
Net loss                                                                                     -             -               -
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                              9,901,583          99,016      (537,325)      1,558,183
Issuances of common stock for cash                                     200,000           2,000             -         998,000
Issuances of common stock for services (Note 5)                      1,200,000          12,000             -       5,988,000
Issuances of common stock in connection with the
  acquisition of Scientific Fuel Technology, LLC (Note 3)            2,795,979          27,960      (279,598)        251,638
Net loss                                                                                     -             -               -
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                             14,097,562         140,976      (816,923)      8,795,821
Issuances of common stock for services and cash (Note 5)             1,500,000          15,000             -       4,203,750
Issuances of common stock for cash (Note 5)                            794,740           7,947             -         388,503
Issuances of common stock for compensation (Note 5)                      2,500              25             -           6,975
Conversion of debt  (Note 4)                                           423,537           4,236             -       1,198,609
Accrued stock based compensation (Note 5)                                                    -             -         166,585
Net loss                                                                                     -             -               -
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                       $  16,818,339   $     168,184   $  (816,923)  $  14,760,243
===============================================================================================================================
                                                                     Accumulated
                                                                    Deficit During
                                                                      Development
                                                                         Stage            Total
------------------------------------------------------------------------------------------------------
Issuances of common stock for cash                                  $            -    $     149,376
Issuances of common stock for technology (Note 5)                                -                -
Issuances of common stock (Note 5)                                               -                -
Issuances of common stock for services (Note 5)                                  -            8,462
Issuance of common stock for compensation                                        -            1,500
Net loss                                                                  (344,473)        (344,473)
------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                                   (344,473)        (185,135)
Issuances of common stock for cash                                               -          287,852
Issuances of common stock for technology (Note 5)                                -                -
Issuances of common stock (Note 5)                                               -                -
Issuances of common stock for services (Note 5)                                  -          121,189
Expense recorded for services rendered  by stockholders (Note 5)                 -          169,980
Issuance of common stock for compensation (Note 5)                               -            7,010
Issuances of common stock in connection with the
  acquisition of United States Fuel Technology,  Inc. (Note 3)                   -          374,505
Cancellation of shares (Note 3)                                                  -                -
Net loss                                                                (1,090,666)      (1,090,666)
------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                                 (1,435,139)        (315,265)
Issuances of common stock for cash                                               -        1,000,000
Issuances of common stock for services (Note 5)                                  -        6,000,000
Issuances of common stock in connection with the
  acquisition of Scientific Fuel Technology, LLC (Note 3)                        -                -
Net loss                                                                (7,839,753)      (7,839,753)
------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                                 (9,274,892)      (1,155,018)
Issuances of common stock for services and cash (Note 5)                         -        4,218,750
Issuances of common stock for cash (Note 5)                                      -          396,450
Issuances of common stock for compensation (Note 5)                              -            7,000
Conversion of debt  (Note 4)                                                     -        1,202,845
Accrued stock based compensation (Note 5)                                        -          166,585
Net loss                                                                (5,632,140)      (5,632,140)
------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                          $  (14,907,032)   $    (795,528)
======================================================================================================

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                                                                      From
                                                             Nine Months      Twelve Months      Twelve Months      Inception
                                                                Ended             Ended              Ended       (April 9, 1996)
                                                            December 31,        March 31,          March 31,     to December 31,
                                                                1999               1999               1998             1999
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                                 $    (5,632,140)  $     (7,839,753)  $     (1,090,666)     $(14,907,032)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation                                                      1,614                760                  -             2,374
 Stock issued and additional paid in capital
  recognized for services and compensation                     3,642,335          6,000,000            298,179         9,950,476
 Interest expense recognized on conversion of debt               355,771                  -                  -           355,771
 Change in assets and liabilities:
  (Increase) decrease in prepaid insurance                       (12,719)               590               (590)          (12,719)
  Increase (decrease) in accounts payable                        483,807            313,979                  -           797,786
  Increase (decrease) in accrued expenses                         (1,411)           128,368             19,269           146,226
                                                         ------------------------------------------------------------------------
                 Net cash used in operating
                      activities                              (1,162,743)        (1,396,056)          (773,808)       (3,667,118)
                                                         ------------------------------------------------------------------------
Cash Flows from Investing Activities
 Acquisition of machinery and equipment                           (9,581)            (4,280)                 -           (13,861)
 Increase in employee and stockholder receivables                (15,468)                 -                  -           (15,468)
 Cash acquired in connection with the purchase of
  United States Fuel Technology, Inc.                                  -                  -                358               358
                                                         ------------------------------------------------------------------------
            Net cash (used in) provided by investing
                 activities                                      (25,049)            (4,280)               358           (28,971)
                                                         ------------------------------------------------------------------------
Cash Flows from Financing Activities
 Increase (decrease) in amount due to
  related party                                                        -           (142,000)           168,500            26,500
 Increase in due to United States Fuel Technology, Inc.                -                  -            224,391           372,503
 Proceeds from common stock issued                             1,146,450          1,000,000            287,852         2,583,678
 Proceeds from notes payable                                     325,700            828,895             86,500         1,289,425
 Payment on notes payable                                       (258,000)          (291,171)                 -          (549,171)
                                                         ------------------------------------------------------------------------
            Net cash provided by financing
             activities                                        1,214,150          1,395,724            767,243         3,722,935
                                                         ------------------------------------------------------------------------
                 Net increase (decrease) in cash                  26,358             (4,612)            (6,207)           26,846
Cash, beginning                                                      488              5,100             11,307                 -
                                                         ------------------------------------------------------------------------
Cash, ending                                             $        26,846   $            488   $          5,100      $     26,846
                                                         ========================================================================

Supplemental Cash Flow Information
 Interest paid                                           $             -   $          2,100   $              -      $      2,100
                                                         ========================================================================
 Taxes paid                                              $             -   $              -   $              -      $          -

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-----------------------------

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business
------------------

International Fuel Technology, Inc., ("IFT") is a developmental stage company which was incorporated under the laws of the State of Nevada on April 9, 1996 and was formerly known as MagnoDynamic Corporation. IFT was formed primarily for the production of a family of proprietary fuels known as PEERFUEL(R). IFT developed a process, which it believes will make diesel fuel burn more efficiently and with less emissions. IFT, as described in Note 3, has acquired United States Fuel Technology, Inc., and Scientific Fuel Technology, LLC, to streamline the selling of PEERFUEL/TM/. IFT, as described in Note 5, has acquired Blencathia Acquisition Corporation to ensure IFT would remain a fully trading and reporting entity on the OTC Bulletin Board. United States Fuel Technology, Inc., Scientific Fuel Technology, LLC, and Blencathia Acquisition Corporation were all dissolved subsequent to their merger into IFT. IFT, as described in Note 10, has changed its fiscal year end effective with the merger with Blencathia Acquisition Corporation to December 31. Currently, IFT is testing the treated diesel fuel in the State of California and hopes the test results will persuade the State of California to use IFT's product in the State's diesel engines.


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

Fair value of financial instruments
------------------------------------

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-----------------------------

Note 3.     Acquisitions of Subsidiaries

On April 3, 1998, the stockholders approved a merger with United States Fuel Technology, Inc. ("USFT"), effective March 31, 1998. USFT was formed primarily to market PEERFUELS(R) in North America. IFT granted USFT an exclusive license to market its product pursuant to an Amended and Restated License Agreement dated October 16, 1997, in exchange for 94,400 shares of USFT common stock. Because IFT did not have a commercially viable product, USFT did not have any revenues but had incurred some general and administrative expenses through the date of the merger, the most significant of which were consulting and professional fees. As a result of the merger, each non-dissenting holder of outstanding shares of USFT Common Stock received one share of IFT Common Stock. IFT issued 2,795,979 shares. This merger has been accounted for as a purchase based upon the net asset value, which represented the fair value, of USFT as of March 31, 1998.

The assets and liabilities of USFT at March 31, 1998 consisted of:

            Cash                  $     358
            Due from IFT            372,503
            Computer equipment        1,644
                                  ---------
                                    374,505
            Liabilities                   -
                                  ---------
                                  $ 374,505
                                  =========

IFT's investment in USFT consisted of the 94,400 shares of USFT common stock issued to IFT in exchange for certain marketing rights. These 94,400 shares were valued at zero by IFT and were redeemed and canceled in connection with the acquisition of USFT.

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-----------------------------

On May 29, 1998 IFT entered into an agreement and plan of merger with Scientific Fuel Technology, LLC ("SFT"), a company related through common ownership. The assets and liabilities of SFT consisted solely of an agreement whereby SFT would receive 50% of USFT's rights pursuant to the Amended and Restated License Agreement dated October 16, 1997 with IFT. As IFT did not have a commercially viable product at the time of the merger with SFT, there had been no payments made to SFT and SFT had not yet begun operations. This marketing agreement was valued by SFT at zero due to the uncertainty of the future revenues. SFT had no revenues, expenses, assets or liabilities as of the date of the purchase. Management believed it was no longer in IFT's best interest to be contractually bound to acquire these sales and marketing services from SFT and, accordingly it initiated the merger with SFT. As a result of the merger, 2,795,979 shares of IFT were exchanged for the member interests in SFT. The issuance of these shares was accounted for by recording a discount on common stock equal to the par value of the stock issued.

Note 4.     Notes Payable to Stockholders

All notes payable at March 31, 1999 bear interest at 12%, are unsecured and are due at various date through March 2000. On November 1, 1999, IFT offered the note holders the option of extending the due dates of these notes for another two years at 12% interest or converting the notes to common stock at a conversion price of not less than $2.00 per share. (Notes 5 and 6) The market value of IFT's stock on the day of the offer was $2.84. The option to convert the notes into restricted stock was effective as of November 1, 1999 and expired on November 15, 1999. All of the note holders elected to convert their notes to common stock. IFT also had an amount due to a related party in the amount of $26,500 with no terms of repayment or interest due at March 31, 1999.

On November 1, 1999, $26,500 due to related party, notes payable of $677,754 and related accrued interest of $142,820 were converted to common stock at $2.00 per share. At that date, the closing price of IFT's stock was $2.84. Additional interest expense of $355,771 was recorded at the time of conversion reflecting the $.84 difference between the closing market price and the conversion price multiplied by the 423,537 shares issued as a result of the conversion.

At December 31, 1999 IFT has a note payable to ONKAR Corporation, LTD. for $67,500 at an annual interest rate of 6%.

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-----------------------------

          Date               Shares
          ----              ---------
     April 1996                71,000
     June/July 1996            75,700
                            ---------
                              146,700
                            =========

     April 1997             1,558,084
     July 1997                783,944
     August 1997               51,800
     September 1997         2,927,124
                            ---------
                            5,320,952
                            =========

IFT also issued shares to certain stockholders in exchange for services and certain corporate officers were issued stock as additional compensation. Management valued the services that were received at their fair value. Common stock shares were issued, at par, to equal the fair value of the services. The fair value of the services was $9,962 and $128,199 in fiscal 1997 and 1998, respectively. The shares were issued as follows:

     Date                     Shares
     ----                   ---------
     April 1996                13,000
     June 1996                 11,220
     July 1996                 19,250
     August-October 1996        4,630
     November 1996             12,275
     February 1997             16,098
     March 1997                 8,150
                            ---------
                               84,623
                            =========

     July 1996                  5,000
     February 1997             10,000
                            ---------
                               15,000
                            =========

     April 1997                 6,900
     May 1997                  10,900
     July-August 1997         251,315
     September 1997           942,768
                            ---------
                            1,211,883
                            =========

     April 1997                10,000
     July 1997                 10,100
     September 1997            50,000
                            ---------
                               70,100
                            =========

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-----------------------------

Certain stockholders who purchased stock for cash were subsequently issued additional shares of stock for no consideration to adjust the amount of shares previously issued to them. The original shares had been issued on various dates between July 30, 1996 and September 13, 1997. Since IFT has no retained earnings, a charge to additional paid-in-capital was recorded to reflect the par value of the stock issued. The shares were issued as follows:


          Date                  Shares
          ----                  ------

          July 1996              4,000
          November 1996            300
          March 1997             4,200
                               -------
                                 8,500
                               =======

          July 1997              6,350
          August 1997           40,000
          September 1997        95,930
                               -------
                               142,280
                               =======

During December 1998, the Board of Directors approved the issuance of 1,200,000 restricted shares (reimbursement shares) to a consultant and former Board Chairman. This consultant had been a founder of IFT and had several individuals provide services in connection with the technology of IFT, provide business contacts to assist IFT in its business plan and to assist in the raising of capital. These shares served as a reimbursement to this consultant for 1,699,800 of his personal shares distributed to others between January and March 1998 in exchange for their services to IFT during the fiscal year ended March 31, 1998. Because there were no formal service agreements and no specified time frame for the performance of these services, the cost of the services was recognized as expense at the date the shares were distributed. The value of their services, determined by the Board of Directors based on their review, determined the number of shares to be issued at $.10 per share. The market value of the reimbursement shares was determined by the Board of Directors based upon the private placement of common stock sold in November 1998 at $5.00 per share.

On April 26, 1999 IFT offered all stockholders of record on March 31, 1999 the right to purchase 900 common shares at $.50 per share, a price determined by IFT's Board of Directors. The market price of IFT's stock on April 26, 1999 was $1.40 per share. IFT issued 794,740 shares and received proceeds of $396,450 as a result of this offering which expired May 28, 1999.

IFT issued 2,500 shares on June 2, 1999 to a director. The shares were issued in exchange for serving as a director. The value of these services was determined based upon the market value at the date of issuance. IFT has recorded a charge to operations in the amount of $7,000.

On July 1,1999, IFT entered into a one year advisory agreement with ONKAR Corporation, Ltd. ("ONKAR") for various services including introductions to brokers, dealers and potential investors and ONKAR agrees to facilitate the writing of a minimum of three research reports on IFT. Two of these research reports have been received by IFT, one dated July 22, 1999 and one dated August 25, 1999. The third research report will not be generated and no services were provided after September 30, 1999. As consideration for the services, ONKAR received the right to purchase 1.5 million shares of restricted common stock at $.50 per share. These rights were issued and exercised with IFT receiving cash proceeds of $750,000. IFT determined the value of the services to be provided based upon the market value of the common stock on July 1, 1999, the date of the agreement. The total value of this agreement was determined to be $4,218,750. The amount in excess of the cash proceeds received of $750,000 has been charged to operations as professional services.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
------------------------------

On July 13, 1999 IFT entered into employment agreements with its Chief Executive Officer and Chief Operating Officer which expire January 31, 2000 with options to extend until July 31, 2000. Under the terms of these agreements, these officers will each receive base pay of $1,000 per month plus up to a total of 60,000 and 30,000 shares of IFT's stock, respectively, payable at the end of the initial term of the agreements. The shares are earned ratably on a monthly basis. The stock based compensation earned through December 31, 1999, $166,585, reflected in these financial statements as payroll expense and as additional paid in capital, has been calculated based on the trading price of IFT's stock at July 13, 1999.

Effective October 27, 1999, IFT merged with and into Blencathia Acquisition Corporation ("Blencathia"). Blencathia had 300,000 shares outstanding at the time of the merger, which it redeemed and canceled. In exchange for 300,000 shares of Blencathia's common stock, IFT will issue 300,000 shares of its restricted common stock. These shares are expected to be sold in an amount sufficient to provide the former shareholders of Blencathia with proceeds of $500,000, the negotiated cost of the acquisition. The 300,000 shares are considered issuable for purposes of determining weighted average shares outstanding and are included in weighted average shares outstanding for the nine month period ended December 31, 1999. Blencathia, which was incorporated on December 3, 1998, had not commenced any significant operations, and was considered a public "shell" IFT acquired no identifiable assets or liabilities. The shareholders of Blencathia provided to IFT a "shell" entity that enabled IFT to become a public reporting entity. Blencathia ceased to exist after the merger. Based on the December 31, 1999 market price of IFT's common stock, $4.375, 114,286 shares would need to be issued. As IFT acquired no assets, the financial statements reflect $500,000 of acquisition expense related to this merger that is included in accounts payable at December 31, 1999.

Note 6.     Related Party Transactions

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

During October 1999, IFT entered into an agreement with TPG Capital Corporation, a company related through common ownership, for consulting services. A payment of $100,000 was made during the nine month period ended December 31, 1999 and was recorded as consulting expense. TPG Capital Corporation provided consulting and administrative services in connection with the acquisition of Blencathia.

Note 7.     Income Taxes

For income tax purposes approximately $7,350,000 of IFT's expenses are considered start-up costs to be amortized over five years beginning with the commencement of operations. IFT has not started amortization of these startup costs as of December 31, 1999. For accounting purposes these start-up costs have been expensed. IFT has an approximate net operating loss carryforward of $7,556,000 as of December 31, 1999. This approximate net operating loss will expire as follows: $33,000 in year 2011, $600,000 in year 2012, $5,000,000 in year 2018 and $1,923,000 in year 2019. Due to the inherent uncertainty in forecasts of future events and operating results, IFT has provided for a valuation allowance in an amount equal to the net deferred tax asset arising from this net operating loss carryforward and startup costs. No income tax benefit has been recorded in the statement of operations due to the valuation allowance on the deferred tax assets.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-----------------------------

                                       December 31, 1999  March 31, 1999
                                       -----------------  --------------
     Deferred Tax Assets
          Start up costs                      $2,499,000      $  819,000
          Net operating loss                   2,549,000       2,336,000
                                              ----------      ----------
     Total gross deferred tax asset            5,048,000       3,155,000
     Less Valuation Allowance                  5,048,000       3,155,000
                                              ----------      ----------
     Net Deferred Tax Asset                   $        -      $        -
                                              ==========      ==========

Income tax expense for the period ended December 31, 1999 and the years ended March 31, 1999 and 1998 differed from the amount computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:


                                         December 31,    March 31,    March 31,
                                             1999           1999         1998
                                        --------------  -----------   ---------
         Expected income tax
               (benefit) expense           $(1,915,000) $(2,665,000)  $(371,000)

         Increase (decrease) in
            Income tax resulting from:
               Valuation allowance
                Increase                     1,915,000    2,665,000     371,000
                                           -----------  -----------   ---------

         Income tax expense
            (benefit)                      $         -  $         -   $       -
                                           ===========  ===========   =========


Note 8. Lease Commitment

As of December 31, 1999, IFT leased office space, certain equipment and administrative services under two operating leases from companies related through common ownership. Future minimum leases payments are $35,000 for the year 2000.

Note 9. Subsequent Events

Effective January 14, 2000 IFT adopted a Consultant and Employee Stock Compensation Plan. This plan provides that the Board of Directors may award shares of IFT's stock to officers, directors, consultants and employees as compensation for services. The maximum number of shares of common stock, which may be awarded under this plan, is 500,000 shares.

During January 2000 IFT issued 100,000 shares of common stock in a private placement for $200,000 to a company whose sole owner is a director of IFT. The market value of the shares on the date of issuance was $331,250. The $131,250 of market value in excess of the cash amount received has been recorded as consulting expense.

During January 2000, IFT entered into an employment agreement with Jonathan R. Burst to serve as Chief Executive Officer of IFT until December 31, 2000 at a base annual

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-----------------------------

salary of $180,000. In addition, Mr. Burst is to receive 6,000 shares of common stock each month. The value of the stock based compensation for these shares is $214,500 and is based on the trading price of IFT's stock on February 1, 2000.

During January 2000, IFT entered into an employment agreement with William J. Lindenmayer to serve as Chief Operating Officer of IFT until December 31, 2000 at a base annual salary of $125,000. In addition, Mr. Lindenmayer is to receive 3,000 shares of common stock each month. The value of the stock based compensation for these shares is $107,250 and is based on the trading price of IFT's stock on February 1, 2000.

On February 23, 2000 the Board of Directors granted Jonathan Burst 100,000 shares of IFT's common stock for his appointment as Chief Executive Officer. On February 23, 2000 the Board of Directors awarded an initial grant of 100,000 shares of IFT's common stock to William Lindenmayer for his appointment as President and Chief Operating Officer. The value of these shares, $550,000, has been calculated on the trading price of IFT's stock on February 23, 2000 and has been recorded to payroll expense.

In February 2000 an immediately exercisable warrant for 390,000 shares was issued to GEM Global Yield Fund Limited. During March 2000 the warrant for 390,000 shares of common stock was exercised at a cost of $.01 per share. The value over par value of these shares, $1,141,725, has been calculated based on the trading price of IFT's stock on March 28, 2000 and has been recorded as deferred financing charge.

During February 2000 IFT issued 195,000 shares of common stock and placed them in escrow in accordance with the convertible debenture purchase agreement entered into in February 2000. The shares are issuable if IFT is unable to register the shares of common stock underlying the convertible debenture purchase agreement discussed in No. 2 by June 24, 2000.

During March 2000 IFT issued a total of 65,000 shares of common stock to five directors as reimbursement for directors' expenses. The value of these shares, $178,750, has been calculated based on the trading price of IFT's stock on February 23, 2000 and has been recorded as $55,000 payroll expense, $117,216 board meeting expense and $6,534 travel expense.

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


                                     For the Nine Months Ended
                                          December 31,
                                         1999          1998 (Unaudited)
                                     ---------------  -----------------
     Revenues                        $             -  $               -
     Cost of Revenues                              -                  -
                                     ---------------  -----------------
     Gross Profit                                  -                  -
                                     ---------------  -----------------

     Acquisition Expense                     500,000                  -
     Advertising and Marketing                12,913              4,772
     Consulting                              295,000          6,340,500
     Research & Development Costs            330,353            514,347

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-----------------------------

     Office                              1,002       30,669
     Other                              59,234       47,068
     Payroll                           318,036      116,673
     Professional Services           3,662,718       81,436
     Rent                               32,685      117,633
     Stock Transfer Fees                 5,249       17,293
     Telephone                           2,957       27,400
     Travel                              6,652       37,702
                                   -----------  -----------
     Total Operating Expenses        5,226,799    7,335,493
                                   -----------  -----------

     Net Loss from Operations        5,226,799    7,335,493
     Interest Expense                  405,341       68,572
                                   -----------  -----------
     Net Loss Before Income Tax      5,632,140    7,404,065
     Provision for Income Tax                -            -
                                   -----------  -----------
     Net Loss                      $ 5,632,140  $ 7,404,065
                                   ===========  ===========

     Basic and Diluted Net Loss
      Per Common Share             $       .36  $       .57
                                   ===========  ===========

     Weighted Average Common
     Shares Outstanding             15,800,725   12,993,978
                                   ===========  ===========

Note 11. Supplemental Disclosures of Cash Flow Information

Supplemental non-cash investing and financing activities were as follows:

Nine months ended December 31, 1999
-----------------------------------

IFT exchanged $26,500 due to a related party, $677,754 notes payable and $498,591 accrued interest for 423,537 common shares; $4,235 common stock and $1,198,610 additional paid in capital.

Twelve months ended March 31, 1999
----------------------------------

IFT issued 2,795,979 common shares for the common stock of the inactive SFT. The issuance of $279,598 of common stock was offset by a discount to common stock as SFT had no net assets or market value.

Twelve months ended March 31, 1998
----------------------------------

IFT issued 2,795,979 common shares for the net book value of the assets of USFT in the amount of $374,505.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          INTERNATIONAL FUEL TECHNOLOGY, INC.
          (Registrant)



          By: /s/ William J. Lindenmayer          Date:  September 14, 2000
             ------------------------------
             William J. Lindenmayer
             President

          By: /s/ Patty Foltz                     Date:  September 14, 2000
             ------------------------------
             Patty Foltz
             Secretary/Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated.

          By: /s/ Fred K. Jensen                  Date:  September 14, 2000
             ------------------------------
             Fred K. Jensen
             Chairman of the Board

           By: /s/ William J. Lindenmayer         Date:  September 14, 2000
             ------------------------------
             William J. Lindenmayer
             Director

           By: /s/ Jonathan R. Burst              Date:  September 14, 2000
             ------------------------------
             Jonathan R. Burst
             Director

           By: /s/ David B. Norris                Date:  September 14, 2000
             ------------------------------
             David B. Norris
             Director

           By: /s/ Harry Demetriou                Date:  September 14, 2000
             ------------------------------
             Harry Demetriou
             Director