Form 10-Q/A
period 2000-06-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2000-09-15
CIK 1078723

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

                                                                 June 30,             December 31,
ASSETS (Note 2)                                                    2000                   1999
--------------------------------------------------------------------------------------------------
                                                               (Unaudited)
Current Assets
  Cash                                                       $        7,743        $       26,846
  Employee receivable                                                     -                   468
  Note receivable, stockholder                                            -                15,000
  Discount on notes payable to stockholders, net (Note 3)           332,135                     -
  Prepaid expenses                                                   38,909                12,719
                                                             --------------        --------------
     Total current assets                                           378,787                55,033
                                                             --------------        --------------

Property and Equipment
  Machinery and equipment                                            15,505                15,505
  Accumulated depreciation                                           (3,983)               (2,374)
                                                             --------------        --------------
     Total property and equipment                                    11,522                13,131
                                                             --------------        --------------

Deferred Financing Charge (Note 4)                                1,251,413                     -
                                                             --------------        --------------

                                                             $    1,641,722        $       68,164
                                                             ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current Liabilities
  Accounts payable                                           $      266,745        $      110,691
  Accounts payable-other                                            500,000               500,000
  Accounts payable-stockholders                                           -               187,095
  Accrued expenses                                                  102,246                 3,406
  Accrued interest expense                                            3,822                     -
  Notes payable to stockholder                                            -                62,500
  Notes payable to stockholders (Note 3)                            105,000                     -
                                                             --------------        --------------
     Total current liabilities                                      977,813               863,692
                                                             --------------        --------------
Long-Term Liabilities
                                                             --------------        --------------
  Notes payable to stockholder (Note 3)                             162,500                     -
                                                             --------------        --------------
Commitments and Contingencies

Stockholders' Equity (Deficit) (Notes 2 and 4)
  Common stock, $.01 par value; authorized, 150,000,000,
     18,537,698 and 16,818,339 shares issued and
     outstanding at June 30, 2000 and December 31, 1999,
     respectively                                                   185,377               168,184
  Discount on common stock                                         (816,923)             (816,923)
  Additional paid-in capital                                     18,006,732            14,760,243
  Deficit accumulated during the development stage              (16,873,777)          (14,907,032)
                                                             --------------        --------------
     Total stockholders' equity (deficit)                           501,409              (795,528)
                                                             --------------        --------------
                                                             $    1,641,722        $       68,164
                                                             ==============        ==============


See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                                                          From
                                                                                                                        Inception
                                                       Three Months                          Six Months             (April 19, 1996)
                                                          Ended                                Ended                     Through
                                                         June 30,                             June 30,                   June 30,
                                                 2000                1999              2000             1999              2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                     $            -    $            -    $            -     $          -     $             -
Cost of Revenues                                          -                 -                 -                -                   -
                                             --------------    --------------    --------------     ------------     ---------------
Gross Profit                                              -                 -                 -                -                   -
                                             --------------    --------------    --------------     ------------     ---------------

Operating Expenses:
 Acquisition expense                                      -                 -                 -                -             500,000
 Advertising and marketing                            3,085             5,854            13,813           11,525              37,832
 Board meeting expense (Note 4)                           -                 -           117,216                -             117,216
 Consulting (Note 4)                                103,383            90,000           278,632           91,500           7,636,896
 Insurance                                            7,824                 -            16,571                -              16,571
 Office                                               5,620             4,867             8,805            4,993              63,959
 Other                                               13,194            52,301            20,231           53,290             127,730
 Payroll (Note 4)                                   245,467            29,989         1,014,978           93,643           1,582,536
 Professional services                              183,528             9,152           344,810           12,350           4,137,344
 Research and development costs                       1,736           232,253             1,736          560,812           1,544,813
 Rent                                                     -                 -             5,000           28,367             280,961
 Stock transfer fees                                    705             5,981             1,345            7,067              24,972
 Telephone                                              519               613             2,309            2,385              46,005
 Travel                                               2,640                 -            16,882              844             131,757
                                             --------------    --------------    --------------     ------------     ---------------
        Total operating expenses                    567,701           431,010         1,842,328          866,776          16,248,592
                                             --------------    --------------    --------------     ------------     ---------------
     Net loss from operations                       567,701           431,010         1,842,328          866,776          16,248,592
     Interest expense                               122,968                20           124,417           19,357             625,185
                                             --------------    --------------    --------------     ------------     ---------------
     Net loss before income taxes                   690,669           431,030         1,966,745          886,133          16,873,777
     Provision for income taxes                           -                 -                 -                -                   -
                                             --------------    --------------    --------------     ------------     ---------------
     Net loss                                $      690,669    $      431,030    $    1,966,745     $    886,133     $    16,873,777
                                             ==============    ==============    ==============     ============     ===============
            Basic and diluted net loss
             per common share                $          .04    $          .03    $          .11     $        .07

Weighted average common shares outstanding       17,908,365        12,897,559        17,421,932       12,897,559

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2000
(Unaudited)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                                                         During
                                                         Common Stock   Common Stock   Discount on    Additional      Development
                                                            Shares         Amount     Common Stock  Paid-In Capital       Stage
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                                  16,818,339    $   168,184  $  (816,923)     $ 14,760,243   $ (14,907,032)
Issuances of common stock for cash and services
(Note 4)                                                     101,800          1,018            -           330,682               -
Issuances of common stock for compensation (Note 4)           90,000            900            -            29,388               -
Issuance of common stock (Note 4)                            100,000          1,000            -            (1,000)              -
Issuances of common stock for services (Note 4)               92,559            925            -           277,726               -
Issuances of common stock for compensation (Note 4)          200,000          2,000            -           548,000               -
Issuances of common stock for deferred financing
charge (Note 4)                                              195,000          1,950            -           107,738               -
Issuance of common stock for deferred financing
charge and cash (Note 4)                                     390,000          3,900            -         1,141,725               -
Issuance of common stock for an account payable
(Note 4)                                                     300,000          3,000            -            (3,000)              -
Issuance of common stock warrants for deferred
financing charge (Note 3)                                                                      -           452,730               -
Issuance of common stock for services (Note 4)               250,000          2,500            -           216,250               -
Accrued stock based compensation (Note 4)                          -              -            -           146,250               -
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                          -            -                 -      (1,966,745)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                                    18,537,698    $   185,377  $  (816,923)     $ 18,006,732   $ (16,873,777)
====================================================================================================================================




                                                                           Total
-------------------------------------------------------------------------------------
Balance, January 1, 2000                                              $    (795,528)
Issuances of common stock for cash and services
(Note 4)                                                                    331,700
Issuances of common stock for compensation (Note 4)                          30,288
Issuance of common stock (Note 4)                                                 0
Issuances of common stock for services (Note 4)                             278,651
Issuances of common stock for compensation (Note 4)                         550,000
Issuances of common stock for deferred financing
charge (Note 4)                                                             109,688
Issuance of common stock for deferred financing
charge and cash (Note 4)                                                  1,145,625
Issuance of common stock for an account payable
(Note 4)                                                                          0
Issuance of common stock warrants for deferred
financing charge (Note 3)                                                   452,730
Issuance of common stock for services (Note 4)                              218,750
Accrued stock based compensation (Note 4)                                   146,250
-------------------------------------------------------------------------------------
Net loss                                                                 (1,966,745)
-------------------------------------------------------------------------------------
Balance, June 30, 2000                                                $     501,409
=====================================================================================

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                         From
                                                                Six Months          Six Months        Inception
                                                                  Ended               Ended        (April 9, 1996)
                                                                 June 30,            June 30,        to June 30,
                                                                   2000                1999             2000
------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                                   $     (1,966,745)   $       (886,133)    $(16,873,777)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                                        1,609                 650            3,983
  Stock issued and additional paid in capital
    recognized for services and compensation                      1,355,190                   -       11,305,666
  Interest amortization of discount on notes payable                120,595                   -          120,595
  Interest expense recognized on conversion of debt                       -                   -          355,771
  Change in assets and liabilities:
    Increase in prepaid expenses                                    (26,190)             (6,250)         (38,909)
    Increase in accounts payable                                     84,426             340,230          782,212
    Decrease in accounts payable-stockholders                      (100,000)                  -                -
    Increase in accrued expenses and interest                       102,662               8,964          248,888
                                                         ---------------------------------------------------------
         Net cash used in operating activities                     (428,453)           (542,539)      (4,095,571)
                                                         ---------------------------------------------------------

Cash Flows from Investing Activities
  Acquisition of machinery and equipment                                  -                   -          (13,861)
  Increase in employee and stockholder receivables                        -                   -          (15,468)
  Cash acquired in connection with the purchase of
    United States Fuel Technology, Inc.                                   -                   -              358
                                                         ---------------------------------------------------------
         Net cash used in investing activities                            -                   -          (28,971)
                                                         ---------------------------------------------------------

Cash Flows from Financing Activities
  Increase in due to United States Fuel Technology, Inc.                  -                   -          372,503
  Proceeds from common stock issued                                 204,350             396,450        2,788,028
  Proceeds from notes payable                                       205,000              77,354        1,520,925
  Payment on notes payable                                                -                   -         (549,171)
                                                         ---------------------------------------------------------
Net cash provided by financing activities                           409,350             473,804        4,132,285
                                                         ---------------------------------------------------------
         Net increase (decrease) in cash                            (19,103)            (68,735)           7,743
Cash, beginning                                                      26,846              68,735                -
                                                         ---------------------------------------------------------
Cash, ending                                               $          7,743    $              -     $      7,743
                                                         =========================================================

Supplemental Cash Flow Information
  Interest paid                                            $              -    $              -     $      2,100
                                                         =========================================================
  Taxes paid                                               $              -    $              -     $           -
                                                         =========================================================

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements included herein have been prepared by International Fuel Technology, Inc. ("IFT"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although IFT believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the information furnished in these financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in IFT's transitional report for the period ended December 31, 1999 as filed with the SEC on Form 10-K (Commission File No. 000-25367). IFT follows the same accounting policies in preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Primary and diluted loss per share is based upon the weighted average number of common shares outstanding during each period.

Note 2 -- Ability to Continue as a Going Concern
------------------------------------------------

IFT's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. IFT has incurred significant losses since inception and has limited funds with which to operate. Management anticipates receiving diploma certification in 2000 from the California Air Resources Board that its PEERDIESEL(R) product reduces polluting emissions from internal combustion engines. Shortly thereafter, IFT expects to begin licensing its product which management believes will generate sufficient revenue to continue the IFT's operations. However, there is no assurance that IFT will receive diploma certification or be able to generate sufficient revenue through the licensing of its product to provide sufficient working capital. Management believes approximately $1.5 million of additional capital will be required through the end of this fiscal year. Management does not have an estimate of the amount of revenue necessary to attain positive cash flow. In February 2000, IFT entered into a convertible debenture purchase agreement to raise $3,000,000 through the sale of convertible debentures. This agreement was amended in June 2000 to raise $1,500,000 through the sale of convertible debentures. In connection with the convertible debenture purchase agreement IFT issued a warrant to purchase 390,000 shares of common stock. (See Footnote 4) IFT additionally issued 195,000 shares of common stock to the proposed purchasers of the convertible debentures in conjunction with an amendment to the convertible debenture purchase agreement dated June 16, 2000. (See Footnote 4).

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Such financing is contingent upon IFT's ability to register the shares of common stock underlying the warrants and debentures with the SEC. There can be no assurance that the registration will be granted effectiveness by the SEC, in which case IFT would be required to seek alternate sources of financing. IFT's continued existence is dependent upon its ability to resolve its liquidity shortfall principally by obtaining this additional debt financing or raising equity capital. IFT must continue to operate on limited cash flow generated internally. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

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

During the three month period ended June 30, 2000 IFT received advances from stockholders totaling $105,000. The advances are expected to be repaid in the three month period ending September 30, 2000. In addition to the repayment of principal each stockholder will receive a warrant to purchase from IFT up to 25,000 shares of common stock at $.01 per share for each $5,000 in principal advanced to IFT. The value of the warrants, $452,730, based on the market value of IFT's common stock on the day(s) the advances were received has been recorded as a discount on the notes payable to stockholders and as an addition to additional paid in capital. During the three month and six month periods ended June 30, 2000, $120,595 was amortized against the discount on notes payable to stockholders and recognized as interest expense.

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

On February 9, 2000 IFT issued 100,000 common shares related to the Blencathia merger agreement. IFT determined that these shares were issued to the incorrect parties and the number of shares issued were incorrect. On May 8, 2000, IFT agreed to the return of these shares to be canceled with these shareholders. The shares were outstanding as of June 30, 2000 and the par value of these shares is reflected in these financial statements as a deduction from additional paid in capital. See Note 5 for subsequent cancellation.

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

During February 2000 IFT issued 195,000 shares of common stock and placed them in escrow in accordance with the convertible debenture purchase agreement entered into in February 2000. The shares were to be released from escrow and issued to the purchasers of the convertible debenture in the event of an uncured default by IFT prior to the closing of the convertible debenture purchase agreement. The 195,000 shares of common stock were released to the purchasers of the convertible debenture purchase agreement in conjunction with an amendment to the convertible debenture purchase agreement dated June 16, 2000, and were recorded as a deferred financing charge of $109,688 based on the trading price of IFT's stock. This amount will be amortized over future periods using the interest method over the life of the GEM convertible debentures. These charges will be reclassed as debt discount upon issuance of the debt.

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

On May 8, 2000 IFT issued 300,000 common shares that were placed into escrow per the Blencathia merger agreement. The par value of these shares, $3,000, has been recorded as a deduction from additional paid in capital pending sale of the shares from escrow.

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

Note 5 -- Subsequent Events

During July 2000 IFT canceled 100,000 common shares that had previously been issued as discussed in Note 4.

On July 26, 2000 IFT issued 100,000 common shares due to the exercise of a warrant issued in connection with advances received from stockholders.

On August 9, 2000 IFT issued 25,000 common shares due to the exercise of a warrant issued in connection with advances received from stockholders.

Note 6 -- Supplemental Disclosures of Cash Flow Information

Supplemental non-cash investing and financing activities were as follows:

Six months ended June 30, 2000
------------------------------

During the six month period ended June 30, 2000, IFT issued 585,000 shares of common stock pursuant to the exercise of a warrant issued in connection with a convertible debenture purchase agreement. The value of the shares, $1,251,413, is recorded as a deferred financing charge.

During the six month period ended June 30, 2000, IFT reduced a note receivable-stockholder by $15,000 and an employee receivable by $468 as a payment on an account payable-stockholder.

During the six month period ended June 30, 2000, IFT issued 27,559 shares of common stock as a $87,095 payment on accounts payable-stockholder.

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

Interest expense for the three months ended June 30, 2000 was $122,968 as compared to $20 for the same period in 1999. This represents an increase of $122,948 over the corresponding period for 1999. Interest expense for the six months ended June 30, 2000 was $124,417 as compared to $19,357 for the same period in 1999. This represents an increase of $105,060 over the corresponding period for 1999. The increase is primarily due to IFT's issuance of common stock warrants to stockholders for advances received being amortized by $120,595. The increase is lessened due to an agreement entered into with certain promissory note holders on November 1, 1999 to issue 423,537 shares of its common stock by December 31, 1999 in exchange for the balance of the promissory notes due in the amount of $704,254 and interest on the notes due in the amount of $142,820 at $2.00 per share. The exchange shares were issued on December 31, 1999 that reduced interest expense for the three and six-month periods ending June 30, 2000.

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

Working capital at June 30, 2000 was ($599,026) as compared to ($808,659) at December 31, 1999. The primary increase in working capital is due to the decrease of accounts payable during the six month period ended June 30, 2000 and the issuance of warrants to stockholders for advances received during the six month period ended June 30, 2000.

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

Subsequent Events

During July 2000 IFT canceled 100,000 common shares that had previously been issued in connection with a the Blencathia merger agreement.

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


INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)



By: /s/ William J. Lindenmayer         Date:   September 14, 2000
   -------------------------------           ----------------------
William J. Lindenmayer
President

By: /s/ Patty Foltz                    Date:   September 14, 2000
   -------------------------------           ----------------------
   Patty Foltz
   Secretary/Treasurer