Form 10-Q
period 2000-09-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2000-11-14
CIK 1078723

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period ended September 30, 2000

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                to
                                             ----------------   ------------
               Commission file number: 000-25367

                      International Fuel Technology, Inc.
                      -----------------------------------
            (Exact name of registrant as specified in its charter)

                     Nevada                                       88-0357508
                     ------                                       ----------
(State or other jurisdiction of incorporation                   (IRS Employer
               or organization)                              Identification No.)

     7777 Bonhomme, Suite 1920, St. Louis, Missouri                63105
     ---------------------------------------------------------------------
          (Address of principal executive offices)              (Zip Code)

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

          Yes     X         No
               -------         -------

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on September 30, 2000, as reported on the OTC Bulletin Board, was $7,925,224.

     Number of shares of common stock outstanding as of September 30, 2000:
19,517,698

                      INTERNATIONAL FUEL TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2000

                           Index to Quarterly Report
                                  on Form 10-Q

Part I - FINANCIAL INFORMATION                                              Page

     Item 1- Financial Statements

             Balance Sheets - September 30, 2000 and December 31, 1999         3

             Statements of Operations - Three Month and Nine Month
               Periods Ended September 30, 2000 and 1999, and From
               Inception (April 9, 1996) to September 30, 2000                 4

             Statement of Stockholders' Deficit - Nine Months
               Ended September 30, 2000                                        5

             Statements of Cash Flows - Nine Months Ended
               September 30, 2000 and 1999, and From Inception
               (April 9, 1996) to September 30, 2000                           6

             Notes to Financial Statements                                  7-10

     Item 2- Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   11-15

Part II - OTHER INFORMATION

     Item 3- Quantitative and Qualitative Disclosures About Market Risk       15

     Item 6- Exhibits and Reports on Form 8-K                                 15

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
                                                                          September 30,             December 31,
ASSETS (Note 2)                                                               2000                      1999
--------------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
Current Assets
  Cash                                                                 $            60,974       $            26,846
  Employee receivable                                                                    -                       468
  Note receivable, stockholder                                                           -                    15,000
  Prepaid expenses                                                                  23,166                    12,719
                                                                       -------------------       -------------------
          Total current assets                                                      84,140                    55,033
                                                                       -------------------       -------------------
Property and Equipment
  Machinery and equipment                                                           15,505                    15,505
  Accumulated depreciation                                                          (4,788)                   (2,374)
                                                                       -------------------       -------------------
          Total property and equipment                                              10,717                    13,131
                                                                       -------------------       -------------------
                                                                       $            94,857       $            68,164
                                                                       ===================       ===================
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current Liabilities
  Accounts payable                                                     $           229,514       $           110,691
  Accounts payable-other                                                           500,000                   500,000
  Accounts payable-stockholders                                                          -                   187,095
  Accrued expenses                                                                 194,639                     3,406
  Accrued interest expense                                                           6,279                         -
  Notes payable to stockholder                                                           -                    62,500
  Notes payable to stockholders, net of discount (Note 3)                           75,463                         -
                                                                       -------------------       -------------------
          Total current liabilities                                              1,005,895                   863,692
                                                                       -------------------       -------------------
Long-Term Liabilities
  Notes payable to stockholder (Note 3)                                            162,500                         -
                                                                       -------------------       -------------------
          Total liabilities                                                      1,168,395                   863,692
                                                                       -------------------       -------------------

Commitments and Contingencies

Stockholders' Deficit (Notes 2 and 4)
  Common stock, $.01 par value; authorized, 150,000,000,
    19,517,698 and 16,818,339 shares issued and outstanding at
      September 30, 2000 and December 31, 1999, respectively                       195,177                   168,184
  Discount on common stock                                                        (816,923)                 (816,923)
  Additional paid-in capital                                                    18,874,176                14,760,243
  Deficit accumulated during the development stage                             (19,325,968)              (14,907,032)
                                                                       -------------------       -------------------
          Total stockholders' deficit                                           (1,073,538)                 (795,528)
                                                                       -------------------       -------------------
                                                                       $            94,857       $            68,164
                                                                       ===================       ===================

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                                                             From Inception
                                                        Three Months                   Nine Months          (April 9, 1996)
                                                            Ended                         Ended                  Through
                                                        September 30,                 September 30,           September 30,
                                                     2000          1999            2000          1999              2000
---------------------------------------------------------------------------------------------------------------------------
Revenues                                       $       -     $         -    $        -      $        -          $         -
Cost of Revenues                                       -               -             -               -                    -
                                               ----------------------------------------------------------------------------
Gross Profit                                           -               -             -               -                    -
                                               ----------------------------------------------------------------------------
Operating Expenses:
  Acquisition expense                                   -              -             -               -              500,000
  Advertising and marketing                         1,555          5,205        15,368          16,730               39,387
  Board meeting expense                                 -              -       117,216               -              117,216
  Consulting                                            -         45,000       278,632         136,500            7,636,896
  Insurance                                         8,612              -        25,183               -               25,183
  Investment advisory fee                               -              -     1,251,413               -            1,251,413
  Office                                              416          5,723         9,221          10,716               64,375
  Other                                            11,817         17,773        32,048          71,063              139,547
  Payroll                                         204,702        116,735     1,219,680         210,378            1,787,238
  Professional services                           193,499      3,497,403       538,309       3,509,753            4,330,843
  Research and development costs                        -         47,571         1,736         608,383            1,544,813
  Rent                                              2,000         20,917         7,000          49,284              282,961
  Stock transfer fees                                 545          1,006         1,890           8,073               25,517
  Telephone                                         4,496          1,319         6,805           3,704               50,501
  Travel                                            3,387          3,160        20,269           4,004              135,144
                                               ----------------------------------------------------------------------------
      Total operating expenses                    431,029      3,761,812     3,524,770       4,628,588           17,931,034
                                               ----------------------------------------------------------------------------
    Net loss from operations                      431,029      3,761,812     3,524,770       4,628,588           17,931,034
    Interest expense                              769,749         42,347       894,166          61,704            1,394,934
                                               ----------------------------------------------------------------------------
    Net loss before income taxes               $1,200,778      3,804,159     4,418,936       4,690,292           19,325,968
    Provision for income taxes                          -             -             -              -                    -
                                               ----------------------------------------------------------------------------
    Net loss                                   $1,200,778     $3,804,159    $4,418,936      $4,690,292          $19,325,968
                                               ============================================================================

        Basic and diluted net loss
          per common share                     $       .07   $        .23    $      .25     $      .35

Weighted average common shares outstanding      18,422,031     16,429,900    17,504,060     13,368,538

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(Unaudited)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                   Common       Common     Discount on   Additional       During
                                                   Stock        Stock        Common       Paid-in       Development
                                                   Shares       Amount       Stock        Capital          Stage            Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                         16,818,339    $168,184    $(816,923)   $14,760,243    $(14,907,032)       (795,528)
Issuances of common stock for cash and
 services (Note 4)                                  101,800       1,018            -        330,682               -         331,700
Issuances of common stock for compensation
 (Note 4)                                            90,000         900            -         29,388               -          30,288
Issuance of common stock (Note 4)                   100,000       1,000            -         (1,000)              -               0
Issuances of common stock for services (Note 4)      92,559         925            -        277,726               -         278,651
Issuances of common stock for compensation
 (Note 4)                                           200,000       2,000            -        548,000               -         550,000
Issuances of common stock for services (Note 4)     195,000       1,950            -        107,738               -         109,688
Issuance of common stock for services and cash
 (Note 4)                                           390,000       3,900            -      1,141,725               -       1,145,625
Issuance of common stock warrants for notes
 payable--stockholders (Note 3)                           -           -            -        452,730               -         452,730
Issuance of common stock for services (Note 4)      250,000       2,500            -        216,250               -         218,750
Cancellation of common stock (Note 4)              (100,000)     (1,000)           -          1,000               -               0
Issuance of common stock warrants for notes
 payable--stockholders (Note 3)                           -           -            -        775,694               -         775,694
Issuance of common stock for warrants
 exercised (Note 4)                               1,380,000      13,800            -              -               -          13,800
Accrued stock based compensation (Note 4)                 -           -            -        234,000               -         234,000
Net loss                                                  -           -            -              -      (4,418,936)     (4,418,936)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                      19,517,698    $195,177    $(816,923)   $18,874,176    $(19,325,968)     (1,073,538)
====================================================================================================================================

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)                                                                                      From
                                                       Nine Months        Nine Months          Inception
                                                          Ended              Ended          (April 9, 1996)
                                                      September 30,      September 30,      to September 30,
                                                          2000               1999                 2000
------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                              $(4,418,936)        (4,690,292)          (19,325,968)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                              2,414              1,135                 4,788
  Stock issued and additional paid in capital
    recognized for services and compensation            2,607,257          4,218,750            12,557,733
  Interest amortization of discount on notes payable      887,887                  -               887,887
  Interest expense recognized on conversion of debt             -                  -               355,771
  Change in assets and liabilities:
    Increase in prepaid expenses                          (10,447)           (14,100)              (23,166)
    Increase in accounts payable                          134,291            108,886               826,951
    Decrease in accounts payable-stockholders            (100,000)                 -                     -
    Increase in accrued expenses and interest             197,512             52,651               343,738
                                                      ----------------------------------------------------
Net cash used in operating activities                    (700,022)          (322,970)           (4,367,140)
                                                      ----------------------------------------------------
Cash Flows from Investing Activities
  Acquisition of machinery and equipment                        -                  -               (13,861)
  Increase in employee and stockholder receivables              -                  -               (15,468)
  Cash acquired in connection with the purchase of
    United States Fuel Technology, Inc.                         -                  -                   358
                                                      ----------------------------------------------------
Net cash used in investing activities                           -                  -               (28,971)
                                                      ----------------------------------------------------
Cash Flows from Financing Activities
  Increase is due to United States Fuel Technology,
    Inc.                                                        -                  -               372,503
  Proceeds from common stock issued                       218,150            396,450             2,801,828
  Proceeds from notes payable                             516,000             77,354             1,831,925
  Payment on notes payable                                      -                  -              (549,171)
                                                      ----------------------------------------------------
Net cash provided by financing activities                 734,150            473,804             4,457,085
                                                      ----------------------------------------------------
Net increase in cash                                       34,128            150,834                60,974
Cash, beginning                                            26,846             68,735                     -
                                                      ----------------------------------------------------
Cash, ending                                          $    60,974            219,569                60,974
                                                      ====================================================
Supplemental Cash Flow Information
  Interest paid                                       $         -                  -                2,100
                                                      ===================================================
  Taxes paid                                          $         -                  -                    -
                                                      ===================================================

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in IFT's transitional report on Form 10-K/A for the nine month period ended December 31, 1999. IFT follows the same accounting policies in preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 -- Ability to Continue as a Going Concern

IFT's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. IFT has incurred significant losses since inception and has limited funds with which to operate. Management is in the process of executing a strategy based upon developing pollution emission control technologies that also offer enhanced engine performance with respect to greater fuel economy. The Company already has one technology in development, and is seeking to add other technologies through acquisitions. Management anticipates receiving necessary regulatory and commercial acceptance for its existing technology and acquired technologies within the next twelve months. Immediately thereafter, the Company expects to begin licensing its products and or selling them directly to the commercial marketplace, with the Company eventually generating a level of revenues sufficient to meet IFT's working capital requirements. Management believes that approximately $5 million of additional working capital will be required in the next 24 months to meet all of its existing and contemplated working capital needs. At this time Management does not have an estimate of the amount of revenue necessary to attain positive cash flow after funding its anticipated working capital needs. In February 2000, IFT entered into a convertible debenture purchase agreement to raise $3,000,000 through the sale of convertible debentures, which was reduced to $1,500,000 by the Company in June 2000. Subsequent to September 30, 2000, IFT canceled this agreement, and on October 13, 2000 executed a term sheet for a Convertible Preferred Stock financing, which has a one-year commitment amount of $3 million, with an option at the Company's control for an additional $3 million in financing after the completion of the one-year commitment. Such financing is contingent upon IFT's ability to register the shares of common stock underlying the convertible preferred stock with the Securities and Exchange Commission
(SEC). The Company has already filed a registration statement with the SEC for the original convertible debenture financing, which it will re-structure and use for the convertible preferred structure. There can be no assurance that the registration will be granted effectiveness by the SEC, in which case IFT would be required to seek alternative sources of financing. IFT's continued existence is dependent upon its ability to resolve its liquidity shortfall principally by obtaining this additional financing or raising equity capital. IFT must continue to operate on a limited cash flow

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

based upon the cash it has on its balance sheet and its ability to generate limited funding on a short-term basis. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

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

During the three-month period ended June 30, 2000 IFT received advances from stockholders totaling $105,000. The advances are expected to be repaid in the three-month period ending March 31, 2001. In addition to the repayment of principal each stockholder will receive a warrant to purchase from IFT up to 25,000 shares of common stock at $.01 per share for each $5,000 in principal advanced to IFT. The value of the warrants, $452,730, based on the market value of IFT's common stock on the day(s) the advances were received has been recorded as a discount on the notes payable to stockholders and as an addition to additional paid in capital.

During the three-month period ended September 30, 2000 IFT received advances from stockholders totaling $311,000. The advances are expected to be repaid in the three-month period ending March 31, 2001. In addition to the repayment of principal each stockholder will receive a warrant to purchase from IFT up to 25,000 shares of common stock at $.01 per share for each $5,000 in principal advanced to IFT. The value of the warrants, $775,694, based on the market value of IFT's common stock on the day(s) the advances were received has been recorded as a discount on the notes payable to stockholders and as an addition to additional paid in capital. During the three month and nine month periods ended September 30, 2000, $767,292 and $887,887, respectively, was amortized against the discount on notes payable to stockholders and recognized as interest expense.

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

On July 13, 1999 IFT entered into employment agreements with its Chief Executive Officer and Chief Operating Officer which expired on January 31, 2000. Under the terms of these agreements, these officers each received up to a total of 60,000 and 30,000 shares of IFT's stock, respectively, payable at the end of the term of the agreements. The 90,000 shares earned under these employment agreements were issued on January 31, 2000.

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

During January 2000, IFT entered into an employment agreement with Jonathan R. Burst to serve as Chief Executive Officer of IFT until December 31, 2000 at a base annual salary of $180,000. In addition, Mr. Burst is to receive 6,000 shares of common stock each month. During January 2000, IFT entered into an employment agreement with William J. Lindenmayer to serve as Chief Operating Officer of IFT until December 31, 2000 at a base annual salary of $125,000. In addition, Mr. Lindenmayer is to receive 3,000 shares of common stock each month. The shares are earned ratably on a monthly basis. The stock based compensation earned through September 30, 2000, reflected in these financial statements as payroll expense and as additional paid in capital, has been calculated based on the trading price of IFT's stock at February 1, 2000 in the amount of $234,000.

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

On February 9, 2000 IFT issued 100,000 common shares related to a consulting agreement in effect at that time. On May 8, 2000 the consulting agreement was amended and the 100,000 common shares were recalled and canceled. The 100,000 common shares are outstanding as of June 30, 2000 and the par value of these shares is reflected in these financial statements as a deduction from additional paid in capital.

During February 2000 IFT issued 195,000 shares of common stock and placed them in escrow in accordance with the convertible debenture purchase agreement entered into in February 2000. The shares were to be released from escrow and issued to the purchasers of the convertible debenture in the event of an uncured default by IFT prior to the closing of the convertible debenture purchase agreement. The 195,000 shares of common stock were released to the purchasers of the convertible debenture purchase agreement in conjunction with an amendment to the convertible debenture purchase agreement dated June 16, 2000, and were recorded as an investment advisory fee of $109,688 based on the trading price of IFT's stock.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

On March 28, 2000 a warrant for 390,000 shares of common stock was exercised by GEM Global Yield Fund Limited at a cost of $.01 per share. The value over par value of these shares, reflected in these financial statements as an investment advisory fee, has been calculated based on the trading price of IFT's stock at March 28, 2000 in the amount of $1,141,725.

On June 19, 2000 IFT issued 250,000 common shares to a director of the company for consulting services. The value of the shares, $218,750, was recorded to consulting expense and was based on the trading price of IFT's stock.

On July 28, 2000 IFT canceled 100,000 common shares previously issued in connection with the acquisition of Blencathia.

During the three month period ended September 30, 2000 IFT issued 1,380,000 common shares due to the exercise of warrants issued in connection with the stockholder notes discussed in Note 3.

Note 5 - Subsequent Events

During October 2000 IFT issued 550,000 common shares due to the exercise of warrants issued in connection with advances received from stockholders.

During October 2000 IFT issued 1,235,000 common shares due to the grant of stock awards to directors and officers.

Note 6 - Supplemental Disclosures of Cash Flow Information

Supplemental non-cash investing and financing activities were as follows:

Nine months ended September 30, 2000
------------------------------------

During the nine month period ended September 30, 2000, IFT issued 27,559 shares of common stock as a $87,095 payment on accounts payable-stockholder.

During the nine month period ended September 30, 2000, IFT reduced a note receivable-stockholder by $15,000 and an employee receivable by $468 as a payment on an account payable.

Nine months ended September 30, 1999
------------------------------------

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

Three Months Ended September 30, 2000 and Nine Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999 and the Nine Months Ended September 1999

Total operating expenses from development stage operations were $431,029 for the three months ended September 30, 2000 as compared to the development stage operating expenses of $3,761,812 for the three month period ended September 30, 1999. This represents a decrease of $3,330,783 from the prior period. Total operating expenses from development stage operations were $3,524,770 for the nine months period ended September 30, 2000, as compared to the development stage operating expenses of $4,628,588 for the nine month period ended September 30, 1999. This represents a decrease of $1,103,818, or 23.8%, from the prior period.

Board meeting expense for the nine months ended September 30, 2000 were $117,216 representing an Increase of $117,216 over the corresponding period of 1999. On February 23, 2000 the Board of Directors adopted the Director's Stock Compensation Plan, which provides for an annual award of 10,000 shares of IFT's common stock to IFT's Board members as reimbursement for their attendance at the Board meetings and an additional 1,000 shares of IFT's common stock for any three-telephone conference call Board meetings attended. During March 2000, 45,000 shares of IFT's common stock were issued to three, non-employee, Board members, calculated based on the trading price of IFT's stock at February 23, 2000 which was $2.75 per share, and are reflected in these financial statements as Board meeting expense of $117,216 and travel expense of $6,534.

Consulting expense during the three months ended September 30, 2000 was zero representing a decrease of $45,000 for the same period in 1999. Consulting expenses during the nine months ended September 30, 2000 were $278,632 as compared to $136,500 for the same period in 1999. This represents an increase of $142,132, or 104.1%, over the corresponding period for 1999. IFT sold 100,000 common shares to a company whose sole director is a director of IFT for $200,000. The market value on the day of issuance for those 100,000 common shares was $331,250. The $131,250 in market value in excess of the cash amount received is reflected in these financial statements as consulting expense and additional paid in capital. The remaining amount of the increase is due to consultants used in the operations of IFT and in the development of a market for IFT's common stock. Pursuant to a consulting agreement dated June 5, 2000, IFT issued 250,000 shares of restricted common stock to a company whose sole director is a director of IFT. The market value on the day of the agreement was $218,750. The $218,750 in market value is reflected in these financial statements as consulting expense and additional paid in capital. In addition, consulting expenses were reduced by $110,367 due to the elimination of a related party account payable that had previously been recorded to consulting expense.

Investment advisory fee expense during the nine months ended September 30, 2000 was $1,251,413 representing an increase of $1,251,413 over the corresponding period of 1999. IFT entered into a Convertible Debenture Purchase Agreement dated February 25, 2000 with GEM Global Yield Fund Limited ("GEM"). In addition to the convertible debentures, GEM, one of the investors in the convertible debentures, received a warrant to purchase 390,000 shares of common stock as part of its fee for arranging the convertible debenture financing. On March 28, 2000 a warrant for 390,000 shares of common stock was exercised by GEM at a cost of $.01 per share. The value over par value of these shares reflected in these financial statements, has been recorded as an investment advisory fee, and has been calculated based on the trading price of IFT's stock at March 28, 2000 which was $2.9375. During February 2000 IFT issued 195,000 shares of common stock and placed them in escrow in accordance with the convertible debenture purchase agreement entered into in February 2000. The shares were to be released from escrow and issued to the purchasers of the convertible debenture in the event of an uncured default by IFT prior to the closing of the convertible debenture purchase agreement. The 195,000 shares of common stock were released to the purchasers of the convertible debenture purchase agreement in conjunction with an amendment to the convertible debenture purchase agreement dated June 16, 2000, and were recorded as an investment advisory fee of $109,688 based on the trading price of IFT's stock. The term of GEM's commitment period expired August 24, 2000.

Payroll expenses during the three months ended September 30, 2000 were $204,702 as compared to $116,735 for the same period in 1999. This represents an increase of $87,967, or 75.4%, for the corresponding period of 1999. Payroll expenses during the nine months ended September 30, 2000 were $1,219,680 compared to $210,378 for the same period in 1999. This represents an increase of $1,009,302 from the corresponding period in 1999. The increase was primarily due to the Board of Director's granting a bonus of 100,000 shares of IFT's common stock paid to each of IFT's President/COO and to its Chief Executive Officer on February 23, 2000, and these shares have been reflected in these financial statements as payroll expense of $550,000. Additionally, on February 23, 2000 the Board of Directors adopted the Director's Stock Compensation Plan, which provided for an annual award of 10,000 shares of IFT's common stock to Board members as reimbursement for their attendance at the Board meetings. The President/COO and the Chief Executive Officer were awarded 10,000 shares of IFT's common stock as Board members, and these shares have been reflected in these financial statements as payroll expense of $55,000. The stock-award shares value was calculated based on the trading price of IFT's stock at February 23, 2000 which was $2.75 per share. Additionally, on January 31, 2000 IFT extended the employment agreements with its President/COO and Chief Executive Office through December 31, 2000. Under these agreements, the President/COO will receive an annual base salary of $180,000, 3,000 shares of IFT's common stock per month and a bonus award as deemed appropriate by the Board of Directors of IFT. The Chief Executive Officer will receive an annual base salary of $180,000, 6,000 shares of IFT's common stock per month and a bonus award as deemed appropriate by the Board of Directors of IFT. The employment agreement shares in the amount of 72,000 are reflected in these financial statements as payroll expense and additional paid in capital, and the shares value was calculated based on the trading price of IFT's stock at February 1, 2000 which was $3.23 per share. During the nine month period ended September 30, 2000, payroll expense from common stock issued totaled $458,500 for the Chief Executive Officer and $380,500 for the President/COO. During the nine month period ended September 30, 2000, payroll expense from payroll accruals pursuant to the employment agreement with the President/COO and the Chief Executive Officer totaled $162,787. During the nine month period ended September 30, 2000, payroll tax expense from payroll accruals pursuant to the employment agreements with the President/COO and the Chief Executive Officer totaled $13,224.

Professional services during the three months ended September 30, 2000 were $193,499 as compared to $3,497,403 for the same period in 1999. This represents a decrease of $3,303,904 over the corresponding period for 1999. Professional services during the nine months ended September 30, 2000 were $538,309 as compared to $3,509,753 for the same period in 1999. This represents a decrease of $2,971,444 over the corresponding period for 1999. On July 1, 1999, IFT entered into an agreement with Onkar Corporation, Ltd. to issue 1,500,000 shares of common stock in exchange for various services including introduction to brokers, dealers and potential investors and for facilitating the writing of a minimum of three research reports on IFT. IFT received $750,000 for these shares. The $3,468,750 difference between the value of the shares using the market price at the date of the agreement and the $750,000 of proceeds received from the agreement were reflected in the statements of operations for the nine month period ended September 30, 1999 as professional services expense.

Research and development costs during the three months ended September 30, 2000 were zero as compared to $47,571 for the same period in 1999. Research and development costs during the nine months ended September 30, 2000 were $1,736 as compared to $608,383 for the same period in 1999. This represents a decrease of $606,647 from the corresponding period for 1999. The decrease is primarily due to the reduction of the purchase of testing supplies of $11,047 and decreased testing and laboratory fees of $854,187.

Interest expense during the three months ended September 30, 2000 was $769,749 as compared to $42,347 for the same period in 1999. This represents an increase of $727,402 over the corresponding period for 1999. Interest expense for the nine months ended September 30, 2000 was $894,166 as compared to $61,704 for the same period in 1999. This represents an increase of $832,462 over the corresponding period for 1999. The increase is primarily due to the amortization of discounts on notes payable in connection with IFT's issuance of common stock warrants to stockholders for advances received. The amount amortized during the nine month period was $887,887. During the nine-month period ended September 30, 2000 IFT received advances from stockholders totaling $416,000. The advances are expected to be repaid in the three-month period ending March 31, 2001. In addition to the repayment of principal each stockholder received a warrant to purchase from IFT up to 25,000 shares of common stock at $.01 per share for each $5,000 in principal advanced to IFT. The value of the warrants, $1,228,424, based on the market value of IFT's common stock on the day(s) the advances were received has been recorded as a discount on the notes payable to stockholders to be amortized as interest expense over the expected repayment period of the advance. The increase is lessened due to an agreement entered into with certain promissory note holders on November 1, 1999 to issue 423,537 shares of its common stock by December 31, 1999 in exchange for the balance of the promissory notes due in the amount of $704,254 and interest on the notes due in the amount of $142,820 at $2.00 per share.

The net loss for the three months ended September 30, 2000 was $1,200,778 as compared to the net loss of $3,804,159 for the three months ended September 30, 1999. This represents a decrease of $2,603,381, or 68.4%, from the prior period. The net loss per common share for the three months ended September 30, 2000 was $.07 as compared to the net loss per common share of $.23 for the three months ended September 30, 1999. The net loss for the nine months ended September 30, 2000 was $4,418,936 as compared to the net loss of $4,690,292 for the nine months ended September 30, 1999. This represents a decrease of $271,356, or 5.8%, from the prior period. The net loss per common share for the nine months ended September 30, 2000 was $.25 as compared to the net loss per common share of $.35 for the nine months ended September 30, 1999.

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

We have met our capital needs since inception primarily through the issuance of common stock as compensation for services rendered, which have totaled $12,557,733 since inception in April 1996, and for the nine month period ended September 30, 2000, totaled $2,607,257. In addition to these amounts, we have raised $2,801,828 in cash from the issuance of common stock since the IFT's inception, with $218,150 of this total raised during the nine-month period ended September 30, 2000. Most of these funds have been raised through private placement transactions. Finally, since IFT's inception, financing totaling $1,831,925 was raised privately through notes payable to various sources, of which $549,171 was repaid, $704,254 was converted to common stock, and $578,500 is recorded as a liability on the September 30, 2000, balance sheet. For the nine months ended September 30, 2000 proceeds from notes payable to stockholders totaled $516,000.

The cash used in operating activities is $700,022 for the nine months ended September 30, 2000 as compared to cash used in operating activities of $322,970 for the nine months ended September 30, 1999. The primary use of the additional cash in operations compared to the prior year was for accounts payable. The cash provided by financing activities was $734,150 for the nine months ended September 30, 2000 as compared to $473,804 provided by financing activities for the nine months ended September 30, 1999. Net cash increased by $34,128 for the nine months ended September 30, 2000 as compared to net cash increasing by $150,834 for the nine months ended September 30, 1999.

Working capital at September 30, 2000 was ($921,755) as compared to ($808,659) at December 31, 1999. The primary decrease in working capital is due to the increase of notes payable during the nine month period ended September 30, 2000 and the issuance of warrants to stockholders for advances received during the nine month period ended September 30, 2000.

While management can not make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $5 million over the next two years will be necessary in order to enable us to meet our capital needs. The budget includes officers deferring a portion of their salary for over the next twelve months. In February 2000, IFT entered into a convertible debenture purchase agreement to raise $3,000,000 through the sale of convertible debentures. During June 2000 this agreement was amended to raise $1,500,000 through the sale of convertible debentures. In connection with the convertible debenture purchase agreement IFT issued a warrant for the purchase 390,000 shares of common stock at $.01 per common share. This warrant was exercised on March 28, 2000. IFT additionally issued 195,000 shares of common stock to the purchasers of the convertible debenture purchase agreement in conjunction with an amendment to the convertible debenture purchase agreement dated June 16, 2000. Subsequent to September 30, 2000, IFT canceled this agreement, and on October 13, 2000 executed a term sheet for a Convertible Preferred Stock financing, which has a one-year commitment amount of $3 million, with an option at the Company's control for an additional $3 million in year two. Such financing is contingent upon IFT's ability to register the shares of common stock underlying the convertible preferred stock with the Securities and Exchange Commission (SEC). The Company has already filed a registration statement with the SEC for the original convertible debenture financing, which it will re-structure and use for the convertible preferred structure. There can be no assurance that the registration will be granted effectiveness by the SEC, in which case IFT would be required to seek alternative sources of financing. IFT's continued existence is dependent upon its ability to resolve its liquidity shortfall principally by obtaining this additional financing or raising equity capital.

During the three-month and nine month periods ended September 30, 2000 IFT received advances from stockholders totaling $311,000 and $416,000, respectively. The advances are expected to be repaid in the three-month period ending March 31, 2001. In addition to the repayment of principal each stockholder will receive a warrant to purchase from IFT up to 25,000 shares of common stock at $.01 per share for each $5,000 in principal advanced to IFT.

Subsequent Events

During October 2000 IFT issued 550,000 common shares due to the exercise of a warrant issued in connection with advances received from stockholders.

During October 2000 IFT issued 1,235,000 common shares due to the grant of stock awards to directors and officers.

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


INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)



By: /s/ William J. Lindenmayer         Date:  November 14, 2000
   ---------------------------              -------------------
   William J. Lindenmayer
   President

By: /s/ Steven D. Walters              Date:  November 14, 2000
   ---------------------------              -------------------
   Steven D. Walters
   Chief Financial Officer