Form 10-K405/A
period 1999-12-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2001-01-04
CIK 1078723

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A2

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
                                    Yes   X             No
                                        -----              -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this form 10-K/A2 or any amendment to this form 10-K/A2. [X]

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on November 30, 2000, as reported on the OTC Bulletin Board, was $7,872,763.

        Number of shares of common stock outstanding as of November 30, 2000:
21,702,698

Documents Incorporated by Reference:  N/A

                      INTERNATIONAL FUEL TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          FOR THE FISCAL PERIOD ENDED
                               DECEMBER 31, 1999

                          Index to Transition Report
                                on Form 10-K/A2


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

           Pursuant to an Agreement and Plan of Merger effective as of October 27, 1999 between Blencathia Acquisition Corporation ("Blencathia") and IFT, all the outstanding shares of common stock of Blencathia were to be exchanged for $500,000 in shares of common stock of IFT in a transaction in which IFT was the surviving company. Blencathia (a development stage company) was incorporated in Delaware on December 3, 1998 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of the date of the merger Blencathia had not yet commenced any formal business operations, and the $264 of operations costs through September 30, 1999 related to Blencathia's formation. In a related transaction following the Blencathia merger, IFT paid consideration consisting of $100,000 cash to TPG Capital Corporation ("TPG"), a former shareholder of Blencathia, pursuant to an agreement entered into in October 1999 under which IFT engaged TPG to provide services in connection with effecting a business combination between IFT and a publicly reporting company. Under the terms of the TPG agreement, IFT also agreed to register and sell common shares on behalf of Blencathia shareholders to generate the aggregate consideration of $500,000 for the acquisition of Blencathia.

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

Item 2.   Description of Property

          IFT maintains its administrative offices at 7777 Bonhomme, Suite 1920, St. Louis, Missouri, 63105, under an annual lease agreement for office space and administrative services of $5,000 per month for approximately 1,500 square feet from a company related through common ownership. The agreement expires in July 2000 and automatically renews for a six month term.

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

                                   Per Share Common Stock Bid Prices by Quarter
                            For the Fiscal Year Ended December 31, 1999 (Note 1)
                            ----------------------------------------------------
                                                          High           Low

          First Quarter (4/1/99-6/30/99)                $   2.969     $    2.656
          Second Quarter (7/1/99-9/30/99)               $   4.281     $    4.031
          Third Quarter (10/1/99-12/31/99)              $   6.187     $    2.562


                                   Per Share Common Stock Bid Prices by Quarter
                               For the Fiscal Year Ended March 31, 1999 (Note 1)
                               -------------------------------------------------
                                                      High            Low

          First Quarter (4/1/98-6/30/98)(Note 2)       N/A            N/A
          Second Quarter (7/1/98-9/30/98)(Note 2)      N/A            N/A
          Third Quarter (10/1/98-12/31/98)           $7.50          $6.25
          Fourth Quarter (1/1/99-3/31/99)            $3.44          $2.97

          Note 1 - Reflects a one-for-ten reverse split of outstanding common stock effected by IFT on July 22, 1999. All closing high and low bid prices have been restated to reflect this reverse split.

          Note 2 - Shares of IFT common stock began trading during October 1998

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

          (a) Selected Income Statement Data (In Thousands of Dollars, Except Per Share Data)
          -------------------------------------------------------------------

                                                        Nine Months Ended December 31,
                                                               1999      1998
                                                               ----      ----
          Revenues                                               $0           $0
          Operating Expenses                                  4,727        7,335
          Net loss                                            5,132        7,404
          Basic and Dilutive Net Loss per Common Share         $.32         $.57

          Weighted Average Shares                        15,800,725   12,993,978

                                                             Fiscal Year Ended March 31,
                                                         ------------------------------------
                                                              1999        1998         1997
                                                         ------------------------------------
          Revenues                                               $0            $0          $0
          Operating Expenses                                  7,751         1,083         344
          Net loss                                            7,839         1,091         344
          Basic and Dilutive Net Loss per Common Share         $.59          $.20       $1.68

          Weighted Average Shares                        13,390,417     5,351,089     204,452

          IFT is a development stage company and has incurred $14,407,032 in expenses from inception in April 1996.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Forward Looking Statements and Associated Risks

          This Transition Report on Form 10-K/A2 contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are based largely on IFT's expectations and are subject to a number of risks and uncertainties, many of which are beyond IFT's control, including, but not limited to, economic, competitive and other factors affecting IFT's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by IFT with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. IFT does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

          Comparison of Nine Months Ended 12/31/99 and Fiscal 3/31/99

          Total operating expenses from development stage operations were $4,726,799 for the nine months ended December 31, 1999, as compared to the development stage operating expenses of $7,751,844 for the twelve month period ended March 31, 1999. This represents a 39.0% decrease from the prior period. The total development stage operating expenses for the nine month period ended December 31, 1998, were $7,335,493. Decreased development stage operating expenses in the current period compared to the fiscal year ended March 31, 1999 are a result of decreased consulting fees, increased professional fees, and other expenses related to product development. IFT is presenting this comparison as the nine months ended December 31, 1999, compared to the nine months ended December 31, 1998. The primary expense incurred, of the $416,351 total expenses, during the three month period ended March 31, 1999, was $328,558 of product development costs.

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

          The net loss for the nine months ended December 31, 1999, was $5,132,140 as compared to the net loss of $7,404,065 for the nine month period ended

          December 31, 1998. This represents a 30.7% decrease from the prior period. The net loss per share for the nine months ended December 31, 1999 was $.32 as compared to the net loss per common share of $.57 for the nine month period ended December 31, 1998.

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

          Liquidity and Capital Resources

          A critical component of IFT's operating plan impacting the continued existence of IFT is the ability to obtain additional capital through additional debt and/or equity financing. We do not anticipate IFT will generate a positive internal cash flow until such time as IFT can generate revenues from license fees from its PEERFUEL process and/or direct sales of its PEERFUEL products, either or both of which may take the next few years to realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, IFT may have to cease or significantly curtail its operations. This would materially impact our ability to continue as a going concern. The independent auditor's reports included with the financial statements later in this Form 10-K/A2 indicate there is a substantial doubt that IFT can continue as a going concern.

          We have met our capital needs since inception primarily through the issuance of common stock as compensation for services rendered, which have totaled $9,950,476 since inception in April 1996, and for the nine-month period ended December 31, 1999, totaled $3,642,335. In addition to these amounts, we have raised $2,583,678 in cash from the issuance of common stock since the IFT's inception, with $1,146,450 of this total raised during the nine-month period ended December 31, 1999. Most of these funds have been raised through private placement transactions. Finally, since IFT's inception, financing totaling $1,289,425 was raised privately through notes payable to various sources, of which $549,171 was repaid, $677,754 was converted to common stock, and $62,500 is recorded as a liability on the December 31, 1999, balance sheet. For the nine months ended December 31, 1999 proceeds from notes payable totaled $325,700, with $258,000 repaid and $677,754 converted to common equity. The notes payable were converted at an average price of $2.00 per share, and included both the outstanding principal and interest owed as of November 1, 1999.

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

          Effective October 27, 1999, IFT merged with and into Blencathia Acquisition Corporation. Blencathia had 300,000 shares outstanding at the time of merger, which it redeemed and canceled. In exchange for 300,000 shares of Blencathia's common stock, IFT will issue Blencathia shares of its restricted common shares. These restricted common shares are expected to be sold in an amount sufficient to provide the former shareholders of Blencathia with proceeds of $500,000.

          While management can not make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $3 million over the next two-year period will be necessary in order to enable us to meet our capital needs. We believe the $3 million will be used as follows: $1.2 million for specific testing as part of required regulatory procedures as set by the Air Resources Board of California ("CARB"), $300,000 for commercial fleet testing programs, $300,000 for initial sales and marketing efforts, and $1.2 million for salary and related administrative expenses (rent, telephone, etc.). In February 2000, IFT entered into a convertible debenture purchase agreement to raise $3,000,000 through the sale of convertible debentures. In connection with the convertible debenture purchase agreement IFT issued a warrant to purchase 390,000 shares of common stock. IFT is additionally required to issue 195,000 shares of common stock to place in escrow pending the sale of the convertible debentures. Such financing is contingent upon IFT's ability to register the shares of common stock underlying the warrants and debentures with the Securities and Exchange Commission ("SEC"). There can be no assurance that the registration will be granted effectiveness by the SEC, in which case IFT would be required to seek alternate sources of financing.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information as of November 30, 2000, regarding the beneficial ownership determined in accordance with the rules of the SEC, which generally attributes beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities, of IFT's common stock of: (I) each person known by IFT to own beneficially more than five percent of IFT's common stock; (ii) each director and nominee for director of the IFT; (iii) each executive officer named in the Summary Compensation Table (see "Executive Compensation"); and (iv) all directors and executive officers of IFT as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

                   Name of                  Amount and Nature of           Percent of
               Beneficial Owner             Beneficial Ownership        Common Stock(1)
               ----------------             --------------------        ---------------
               Jonathan R. Burst(2)              1,541,250                     7.1%
               William J. Lindenmayer(3)           665,000                     3.1%
               Steven D. Walters                         0                     0.0%
               William H. Center                         0                     0.0%
               David B. Norris                     696,562                     3.2%
               Harry F. Demetriou(4)               805,000                     3.7%
               All directors and executive
                officers as a group              3,707,812                    17.1%

          (1) Based upon 21,702,698 outstanding shares of common stock

          (2) Includes 150,000 shares owned by Burcor Capital, L.L.C. of which Mr. Burst is an executive officer and deemed to be the beneficial owner of such shares.

          (3) Includes 50,000 shares owned by Burcor Capital, L.L.C. of which Mr. Lindenmayer is an executive officer and deemed to be the beneficial owner of such shares.

          (4) Includes 805,000 shares owned by Observor Acceptances, Ltd. of which Mr. Demetriou is the sole owner and deemed to be the beneficial owner of such shares.

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

Item 13.  Certain Relationships and Related Transactions

          IFT issued 1,200,000 restricted shares to a consultant on December 21, 1998. This consultant had been a founder of IFT, served as Board Chairman and provided services in connection with the technology of IFT. These shares served as payment to this consultant for his past services. Because there were no formal service agreements and no specified time frame for the performance of these services, the cost of the services was recognized as expense at the date the shares were distributed. The market value of the shares was determined by the Board of Directors based upon the private placement of common stock sold in November 1998 at $5.00 per share. The $6,000,000 value has been included in consulting services for the year ended March 31, 1999.

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

          At December 31, 1999, IFT owed one of its stockholders approximately $87,000 for legal services performed. Subsequent to December 31, 1999, the stockholder agreed to accept 27,559 shares of IFT's common stock in lieu of cash for the amounts due to him.

          During October 1999 IFT entered into an agreement with TPG Capital Corporation, a company related through common ownership, for consulting services. A payment of $100,000 was made and expensed during the nine month period ended December 31, 1999.

                                     PART IV

Item 14.  Exhibits, Financial Statements and Schedules, and Reports on Form
          8-K/A2

          (a) Document List

          1. Financial Statements

               - See index to financial statements and supporting schedules on page 31 of this annual report on Form 10-K/A2

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

             **2.1 Agreement and Plan of Merger between Blencathia Acquisition Corporation and International Fuel Technology, Inc.

             **3.1 Certificate of Incorporation of International Fuel Technology, Inc. and all amendments.

              **3.2 By-laws of International Fuel Technology, Inc.

             **10.1 TPG Consulting Agreement

             **10.2 Convertible Debenture Purchase Agreement

             **10.3 Jonathan R. Burst Employment Agreement

             **10.4 William J. Lindenmayer Employment Agreement

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

         **Incorporated by reference to Exhibits to Form 10-K filed on May 10,
           2000

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

As discussed in Note 12, the financial statements have been restated to reflect the effect of the change in accounting treatment for the shares of stock issued in the acquisition of Blencathia.

BDO SEIDMAN, LLP

St. Louis, Missouri
April 7, 2000
(except for Note 12, as to which
the date is November 15, 2000)

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

McGLADREY & PULLEN, LLP

Las Vegas, Nevada
September 27,1999

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

                                                                  December 31,          March 31,
ASSETS                                                                1999                1999
--------------------------------------------------------------------------------------------------
                                                                 (as restated)
Current Assets
  Cash                                                           $      26,846       $         488
  Employee receivable                                                      468              -
  Note receivable, stockholder (Note 6)                                 15,000              -
  Prepaid insurance                                                     12,719              -
                                                                 ---------------------------------
          Total current assets                                          55,033                 488

  Machinery and equipment                                               15,505               5,924
  Accumulated depreciation                                              (2,374)               (760)
                                                                 ---------------------------------
                                                                 $      68,164       $       5,652
                                                                 =================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
  Current Liabilities
  Accounts payable                                               $     110,691       $     313,979
  Accounts payable-stockholders (Note 6)                               187,095               -
  Accrued expenses                                                       3,406              54,367
  Accrued interest expense                                                -                 93,270
  Due to related party                                                    -                 26,500
  Notes payable to stockholders (Note 4)                                62,500             672,554
                                                                 ---------------------------------
          Total current liabilities                                    363,692           1,160,670
                                                                 ---------------------------------

Commitments and Contingencies (Note 2)

Stockholders' Deficit (Note 5)
  Common stock, $.01 par value; authorized, 150,000,000,
    16,818,339 and 14,097,559 shares issued and outstanding
    at December 31, 1999 and March 31, 1999, respectively              168,184             140,976
  Discount on common stock                                            (816,923)           (816,923)
  Additional paid-in capital                                        14,760,243           8,795,821
  Deficit accumulated during the development stage                 (14,407,032)         (9,274,892)
                                                                 ---------------------------------
                                                                      (295,528)         (1,155,018)
                                                                 ---------------------------------
          Total stockholders' deficit                            $      68,164       $       5,652
                                                                 =================================

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

                                                                                                  From
                                                                                                Inception
                                                                                                (April 9,
                                                   Nine Months           Twelve Months            1996)
                                                      Ended                  Ended               Through
                                                   December 31,            March 31,           December 31,
                                                      1999            1999          1998           1999
                                                  ------------   ------------   ------------   ------------
                                                  (as restated)                                (as restated)
Revenues                                          $     -        $     -        $     -        $     -
Cost of Revenues                                        -              -              -              -
                                                  ------------   ------------   ------------   ------------
Gross Profit                                            -              -              -              -
                                                  ------------   ------------   ------------   ------------

Operating Expenses:
 Advertising and marketing                              12,913         11,106         -              24,019
 Consulting (Note 5)                                   295,000      6,342,000        543,412      7,358,264
 Research and development costs                        330,353        842,905        330,089      1,543,077
 Office                                                  1,002         26,377         25,973         55,154
 Other                                                  59,234         35,782          3,682        107,499
 Payroll (Note 5)                                      318,036        180,327         53,006        567,558
 Professional services (Note 5)                      3,662,718         84,634         21,094      3,792,534
 Rent                                                   32,685        146,000         49,276        275,961
 Stock transfer fees                                     5,249         18,378         -              23,627
 Telephone                                               2,957         23,171         12,900         43,696
 Travel                                                  6,652         41,164         43,716        114,875
                                                  ------------   ------------   ------------   ------------
        Total operating expenses                     4,726,799      7,751,844      1,083,148     13,906,264
                                                  ------------   ------------   ------------   ------------
    Net loss from operations                         4,726,799   $  7,751,844      1,083,148     13,906,264
    Interest expense (Note 5)                          405,341         87,909          7,518        500,768
                                                  ------------   ------------   ------------   ------------
    Net loss before income taxes                     5,132,140      7,839,753      1,090,666   $ 14,407,032
                                                                                               ============
    Provision for income taxes                          -              -              -
                                                  ------------   ------------   ------------
    Net loss                                      $  5,132,140   $  7,839,753   $  1,090,666
                                                  ============   ============   ============

             Basic and diluted net loss
              per common share                    $        .32   $        .59   $        .20

Weighted average common shares outstanding          15,800,725     13,390,417      5,351,089

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                   Common Stock    Common Stock    Discount on   Additional
                                                                      Shares          Amount      Common Stock  Paid-In Capital
-------------------------------------------------------------------------------------------------------------------------------
Issuances of common stock for cash                               $      41,616   $         416   $         -   $     148,960
Issuances of common stock for technology (Note 5)                      146,700           1,467       (14,670)         13,203
Issuances of common stock (Note 5)                                       8,500              85             -             (85)
Issuances of common stock for services (Note 5)                         84,623             846             -           7,616
Issuance of common stock for compensation (Note 5)                      15,000             150             -           1,350
Net loss                                                                     -               -             -               -
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                                296,439           2,964       (14,670)        171,044
Issuances of common stock for cash                                     158,350           1,584             -         286,268
Issuances of common stock for technology (Note 5)                    5,320,952          53,209      (532,095)        478,886
Issuances of common stock (Note 5)                                     142,280           1,423             -          (1,423)
Issuances of common stock for services (Note 5)                      1,211,883          12,119             -         109,070
Expense recorded for services rendered by consultants (Note 5)               -               -             -         169,980
Issuance of common stock for compensation (Note 5)                      70,100             701             -           6,309
Issuances of common stock in connection with the                                                                     346,545
  acquisition of United States Fuel Technology, Inc. (Note 3)        2,795,979          27,960             -          94,907
Cancellation of shares (Note 3)                                        (94,400)           (944)        9,440          (8,496)
Net loss                                                                     -               -             -               -
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                              9,901,583          99,016      (537,325)      1,558,183
Issuances of common stock for cash                                     200,000           2,000             -         998,000
Issuances of common stock for services (Note 5)                      1,200,000          12,000             -       5,988,000
Issuances of common stock in connection with the
  acquisition of Scientific Fuel Technology, LLC (Note 3)            2,795,979          27,960      (279,598)        251,638
Net loss                                                                     -               -             -               -
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                             14,097,562         140,976      (816,923)      8,795,821
Issuances of common stock for services and cash (Note 5)             1,500,000          15,000             -       4,203,750
Issuances of common stock for cash (Note 5)                            794,740           7,947             -         388,503
Issuances of common stock for compensation (Note 5)                      2,500              25             -           6,975
Conversion of debt  (Note 4)                                           423,537           4,236             -       1,198,609
Accrued stock based compensation (Note 5)                                    -               -             -         166,585
Net loss (as restated)                                                       -                -             -               -
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999 (as restated)                         $  16,818,339   $     168,184   $  (816,923)  $  14,760,243
===============================================================================================================================
                                                                     Accumulated
                                                                    Deficit During
                                                                      Development
                                                                         Stage            Total
------------------------------------------------------------------------------------------------------
Issuances of common stock for cash                                  $            -    $     149,376
Issuances of common stock for technology (Note 5)                                -                -
Issuances of common stock (Note 5)                                               -                -
Issuances of common stock for services (Note 5)                                  -            8,462
Issuance of common stock for compensation                                        -            1,500
Net loss                                                                  (344,473)        (344,473)
------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                                   (344,473)        (185,135)
Issuances of common stock for cash                                               -          287,852
Issuances of common stock for technology (Note 5)                                -                -
Issuances of common stock (Note 5)                                               -                -
Issuances of common stock for services (Note 5)                                  -          121,189
Expense recorded for services rendered by consultants (Note 5)                  -          169,980
Issuance of common stock for compensation (Note 5)                               -            7,010
Issuances of common stock in connection with the
  acquisition of United States Fuel Technology, Inc. (Note 3)                    -          374,505
Cancellation of shares (Note 3)                                                  -                -
Net loss                                                                (1,090,666)      (1,090,666)
------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                                 (1,435,139)        (315,265)
Issuances of common stock for cash                                               -        1,000,000
Issuances of common stock for services (Note 5)                                  -        6,000,000
Issuances of common stock in connection with the
  acquisition of Scientific Fuel Technology, LLC (Note 3)                        -                -
Net loss                                                                (7,839,753)      (7,839,753)
------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                                 (9,274,892)      (1,155,018)
Issuances of common stock for services and cash (Note 5)                         -        4,218,750
Issuances of common stock for cash (Note 5)                                      -          396,450
Issuances of common stock for compensation (Note 5)                              -            7,000
Conversion of debt  (Note 4)                                                     -        1,202,845
Accrued stock based compensation (Note 5)                                        -          166,585
Net loss (as restated)                                                  (5,132,140)      (5,132,140)
------------------------------------------------------------------------------------------------------
Balance, December 31, 1999 (as restated)                            $  (14,407,032)   $    (295,528)
======================================================================================================

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                                                                      From
                                                             Nine Months      Twelve Months      Twelve Months      Inception
                                                                Ended             Ended              Ended       (April 9, 1996)
                                                            December 31,        March 31,          March 31,     to December 31,
                                                                1999               1999               1998             1999
---------------------------------------------------------------------------------------------------------------------------------
                                                           (as restated)                                         (as restated)
Cash Flows from Operating Activities
Net loss                                                 $    (5,132,140)  $     (7,839,753)  $     (1,090,666)     $(14,407,032)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation                                                      1,614                760                  -             2,374
 Stock issued and additional paid in capital
  recognized for services and compensation                     3,642,335          6,000,000            298,179         9,950,476
 Interest expense recognized on conversion of debt               355,771                  -                  -           355,771
 Change in assets and liabilities:
  (Increase) decrease in prepaid insurance                       (12,719)               590               (590)          (12,719)
  Increase (decrease) in accounts payable                       (203,288)           313,979                  -           110,691
  Increase in accounts payable--stockholders                     187,095                  -                  -           187,095
  Increase (decrease) in accrued expenses                         (1,411)           128,368             19,269           146,226
                                                         ------------------------------------------------------------------------
                 Net cash used in operating
                      activities                              (1,162,743)        (1,396,056)          (773,808)       (3,667,118)
                                                         ------------------------------------------------------------------------
Cash Flows from Investing Activities
 Acquisition of machinery and equipment                           (9,581)            (4,280)                 -           (13,861)
 Increase in employee and stockholder receivables                (15,468)                 -                  -           (15,468)
 Cash acquired in connection with the purchase of
  United States Fuel Technology, Inc.                                  -                  -                358               358
                                                         ------------------------------------------------------------------------
            Net cash (used in) provided by investing
                 activities                                      (25,049)            (4,280)               358           (28,971)
                                                         ------------------------------------------------------------------------
Cash Flows from Financing Activities
 Increase (decrease) in amount due to
  related party                                                        -           (142,000)           168,500            26,500
 Increase in due to United States Fuel Technology, Inc.                -                  -            224,391           372,503
 Proceeds from common stock issued                             1,146,450          1,000,000            287,852         2,583,678
 Proceeds from notes payable                                     325,700            828,895             86,500         1,289,425
 Payment on notes payable                                       (258,000)          (291,171)                 -          (549,171)
                                                         ------------------------------------------------------------------------
            Net cash provided by financing
             activities                                        1,214,150          1,395,724            767,243         3,722,935
                                                         ------------------------------------------------------------------------
                 Net increase (decrease) in cash                  26,358             (4,612)            (6,207)           26,846
Cash, beginning                                                      488              5,100             11,307                 -
                                                         ------------------------------------------------------------------------
Cash, ending                                             $        26,846   $            488   $          5,100      $     26,846
                                                         ========================================================================

Supplemental Cash Flow Information
 Interest paid                                           $             -   $          2,100   $              -      $      2,100
                                                         ========================================================================
 Taxes paid                                              $             -   $              -   $              -      $          -
                                                         ========================================================================

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-----------------------------

          Date               Shares
          ----              ---------
     April 1996                71,000
     June/July 1996            75,700
                            ---------
     Total year ended
      March 31, 1997          146,700
                            =========

     April 1997             1,558,084
     July 1997                783,944
     August 1997               51,800
     September 1997         2,927,124
                            ---------
     Total year ended
      March 31, 1998        5,320,952
                            =========

IFT also issued shares to certain stockholders in exchange for services and certain corporate officers were issued stock as additional compensation. Management valued the services that were received at their fair value. Common stock shares were issued, at par, to equal the fair value of the services. The fair value of the services and additional compensation was $9,962 and $128,199 in fiscal 1997 and 1998, respectively. The shares were rendered as follows:

                                                Expense
     Date                     Shares             Amount
     ----                   ---------           --------
SERVICES:
---------
     April 1996                13,000
     June 1996                 11,220
     July 1996                 19,250
     August-October 1996        4,630
     November 1996             12,275
     February 1997             16,098
     March 1997                 8,150
                            ---------
     Total year ended
      March 31, 1997           84,623            $  8,462
                            =========            ========
COMPENSATION:
-------------
     July 1996                  5,000
     February 1997             10,000
                            ---------
     Total year ended
      March 31, 1997           15,000            $  1,500
                            =========            ========

SERVICES:
---------
     April 1997                 6,900
     May 1997                  10,900
     July-August 1997         251,315
     September 1997           942,768
                            ---------
     Total year ended
      March 31, 1998        1,211,883            $121,189
                            =========            ========

COMPENSATION:
-------------
     April 1997                10,000
     July 1997                 10,100
     September 1997            50,000
                            ---------
     Total year ended
      March 31, 1998           70,100            $  7,010
                            =========            ========

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-----------------------------

Certain stockholders who purchased stock for cash were subsequently issued additional shares of stock for no consideration to adjust the amount of shares previously issued to them. The adjustment was required due to shares being sold to stockholders at different prices while the fair value of the common stock remained consistent. The original shares had been issued on various dates between July 30, 1996 and September 13, 1997 and the additional shares were issued with the same date as the original shares. Since IFT has no retained earnings, a charge to additional paid-in-capital was recorded to reflect the par value of the stock issued. The additional shares were issued as follows:


          Date              Total Additional Shares
          ----              -----------------------

          July 1996                 4,000
          November 1996               300
          March 1997                4,200
                                  -------
          Total year ended
           March 31, 1997           8,500
                                  =======

          July 1997                 6,350
          August 1997              40,000
          September 1997           95,930
                                  -------
          Total year ended
           March 31, 1998         142,280
                                  =======

From January through March 1998, a principal shareholder of IFT distributed 1,699,800 of his personal shares to others for services. These services included providing business contacts to assist IFT in its business plan and to assist IFT in raising capital. Because there were no formal service agreements and no specified time frame for the performance of these services, the cost of the services was recognized at the date the shares were distributed. The value of the services was deemed to be $169,980 by the Board of Directors. This amount was expensed in the year ended March 31, 1998 with an increase to additional paid-in capital. During December 1998, the Board of Directors approved issuance of 1,200,000 restricted shares to a consultant and former Board Chairman. This consultant had been a founder of IFT, served as Board Chairman and provided services in connection with the technology of IFT. These shares served as payment to this consultant for his past services. Because there were no formal service agreements and no specified time frame for the performance of these services, the cost of the services was recognized as expense at the date the shares were distributed. The market value of these shares was determined by the Board of Directors based upon the private placement of common stock sold in November 1998 at $5.00 per share. This $6,000,000 was expensed in the year ended March 31, 1999.

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

On July 1,1999, IFT entered into a one year advisory agreement with ONKAR Corporation, Ltd. ("ONKAR") for various services including introductions to brokers, dealers and potential investors and ONKAR agrees to facilitate the writing of a minimum of three research reports on IFT. Two of these research reports have been received by IFT, one dated July 22, 1999 and one dated August 25, 1999. The third research report was not generated and no services were provided after September 30, 1999 due to IFT terminating the agreement. As consideration for the services, ONKAR received the right to purchase 1.5 million shares of restricted common stock at $.50 per share. These rights were issued and exercised with IFT receiving cash proceeds of $750,000. IFT determined the value of the services to be provided based upon the market value of the common stock on July 1, 1999, the date of the agreement. The total value of this agreement was determined to be $4,218,750. The amount in excess of the cash proceeds received of $750,000 has been charged to operations as professional services.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
------------------------------

On July 13, 1999 IFT entered into employment agreements with its Chief Executive Officer and Chief Operating Officer which expire January 31, 2000 with options to extend until July 31, 2000. Under the terms of these agreements, these officers will each receive base pay of $1,000 per month plus up to a total of 60,000 and 30,000 shares of IFT's stock, respectively, payable at the end of the initial term of the agreements. The shares are earned ratably on a monthly basis. The value of the stock based compensation for these 90,000 shares is $196,875. The stock based compensation earned through December 31, 1999, $166,585, reflected in these financial statements as payroll expense and as additional paid in capital, has been calculated based on the trading price of IFT's stock at July 13, 1999.

Effective October 27, 1999, IFT merged with and into Blencathia Acquisition Corporation ("Blencathia"). Blencathia had 300,000 shares outstanding at the time of the merger, which it redeemed and canceled. In exchange for 300,000 shares of Blencathia's common stock, IFT will issue shares of its restricted common stock. These shares are expected to be sold in an amount sufficient to provide the former shareholders of Blencathia with proceeds of $500,000, the negotiated cost of the acquisition. Blencathia, which was incorporated on December 3, 1998, had not commenced any significant operations, and was considered a public "shell" IFT acquired no identifiable assets or liabilities. The shareholders of Blencathia provided to IFT a "shell" entity that enabled IFT to become a public reporting entity. Blencathia ceased to exist after the merger. Based on the December 31, 1999 market price, $4.375, of IFT's common stock 114,286 shares would need to be issued.

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

At December 31, 1999, IFT owed one of its stockholders $87,095 for legal services performed. Subsequent to December 31, 1999, the stockholder agreed to accept 27,559 shares of IFT's stock in lieu of cash for the amounts due to him. The value of the shares issued were based upon the market value average for January 3 through January 10, 2000. The total amount due to this stockholder included in accounts payable-stockholders at December 31, 1999 was $87,095.

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

Note 7.     Income Taxes

For income tax purposes approximately $6,850,000 of IFT's expenses are considered start-up costs to be amortized over five years beginning with the commencement of operations. IFT has not started amortization of these startup costs as of December 31, 1999. For accounting purposes these start-up costs have been expensed. IFT has an approximate net operating loss carryforward of $7,557,000 as of December 31, 1999. This approximate net operating loss will expire as follows: $33,000 in year 2011, $600,000 in year 2012, $5,000,000 in year 2018 and $1,924,000 in year 2019. Due to the inherent uncertainty in forecasts of future events and operating results, IFT has provided for a valuation allowance in an amount equal to the net deferred tax asset arising from this net operating loss carryforward and startup costs. No income tax benefit has been recorded in the statement of operations due to the valuation allowance on the deferred tax assets.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-----------------------------

                                       December 31, 1999  March 31, 1999
                                       -----------------  --------------
     Deferred Tax Assets
          Start up costs                      $2,329,000      $  819,000
          Net operating loss                   2,571,000       2,336,000
                                              ----------      ----------
     Total gross deferred tax asset            4,900,000       3,155,000
     Less Valuation Allowance                  4,900,000       3,155,000
                                              ----------      ----------
     Net Deferred Tax Asset                   $        -      $        -
                                              ==========      ==========

Income tax expense for the period ended December 31, 1999 and the years ended March 31, 1999 and 1998 differed from the amount computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:


                                         December 31,    March 31,    March 31,
                                             1999           1999         1998
                                        --------------  -----------   ---------
         Expected income tax
               (benefit) expense           $(1,745,000) $(2,665,000)  $(371,000)

         Increase (decrease) in
            Income tax resulting from:
               Valuation allowance
                Increase                     1,745,000    2,665,000     371,000
                                           -----------  -----------   ---------

         Income tax expense
            (benefit)                      $         -  $         -   $       -
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

During January 2000, IFT entered into an employment agreement with Jonathan R. Burst to serve as Chief Executive Officer of IFT until December 31, 2000 at a base annual

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-----------------------------

salary of $180,000. In addition, Mr. Burst is to receive 6,000 shares of common stock each month. The value of the stock based compensation for these shares is $214,500 and is based on the trading price of IFT's stock on February 1, 2000. These shares are earned and recorded on a monthly basis. It is expected the shares will be issud as one lump sum.

During January 2000, IFT entered into an employment agreement with William J. Lindenmayer to serve as Chief Operating Officer of IFT until December 31, 2000 at a base annual salary of $125,000. In addition, Mr. Lindenmayer is to receive 3,000 shares of common stock each month. The value of the stock based compensation for these shares is $107,250 and is based on the trading price of IFT's stock on February 1, 2000. These shares are earned and recorded on a monthly basis. It is expected the shares will be issued as one lump sum.


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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-----------------------------

     Office                              1,002       30,669
     Other                              59,234       47,068
     Payroll                           318,036      116,673
     Professional Services           3,662,718       81,436
     Rent                               32,685      117,633
     Stock Transfer Fees                 5,249       17,293
     Telephone                           2,957       27,400
     Travel                              6,652       37,702
                                   -----------  -----------
     Total Operating Expenses        4,726,799    7,335,493
                                   -----------  -----------

     Net Loss from Operations        4,726,799    7,335,493
     Interest Expense                  405,341       68,572
                                   -----------  -----------
     Net Loss Before Income Tax      5,132,140    7,404,065
     Provision for Income Tax                -            -
                                   -----------  -----------
     Net Loss                      $ 5,132,140  $ 7,404,065
                                   ===========  ===========

     Basic and Diluted Net Loss
      Per Common Share             $       .32  $       .57
                                   ===========  ===========

     Weighted Average Common
     Shares Outstanding             15,800,725   12,993,978
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

Note 12. Restatement

The financial statements have been restated to reflect the effect of the change in accounting treatment for the shares of stock issued in the acquisition of Blencathia to reflect this transaction as a recapitalization with common stock to be offset by discount on common stock when the common stock shares are issued. (See Note 5) The transaction had previously recorded an acquisition expense in the amount of $500,000. The restatement resulted in a decrease in the account payable-other liability and a corresponding decrease in acquisition expense in the amount of $500,000. As a result of the restatement the net loss for the nine months ended December 31, 1999 decreased by $500,000 and basic and diluted net loss per common share for the nine months ended December 31, 1999 decreased by $.04.

On May 8, 2000 IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT's approval. If the shares are sold and $500,000 is not generated additional shares may need to be issued to the shareholders of Blencathia. Based on the November 15, 2000 market price, $.66, of IFT's common stock, a total of 757,576 shares would need to be issued to generate the $500,000 proceeds.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          INTERNATIONAL FUEL TECHNOLOGY, INC.
          (Registrant)



          By: /s/ William J. Lindenmayer          Date:  January 2, 2001
             ------------------------------
             William J. Lindenmayer
             President

          By: /s/ Steven D. Walters               Date:  January 2, 2001
             ------------------------------
             Steven D. Walters
             Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated.

          By: /s/ Jonathan R. Burst               Date:  January 2, 2001
             ------------------------------
             Jonathan R. Burst
             Chairman of the Board

           By: /s/ William J. Lindenmayer         Date:  January 2, 2001
             ------------------------------
             William J. Lindenmayer
             Director

           By: /s/ William H. Center              Date:  January 2, 2001
             ------------------------------
             William H. Center
             Director

           By: /s/ David B. Norris                Date:  January 2, 2001
             ------------------------------
             David B. Norris
             Director

           By: /s/ Harry Demetriou                Date:  January 2, 2001
             ------------------------------
             Harry Demetriou
             Director