Form 10-Q/A
period 2000-03-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2001-01-04
CIK 1078723

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A2

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

     Number of shares of common stock outstanding as of April 30, 2000:
17,792,698

                      INTERNATIONAL FUEL TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                        FOR THE QUARTERLY PERIOD ENDED
                                MARCH 31, 2000

                           Index to Quarterly Report
                                on Form 10-Q/A2

Part I - FINANCIAL INFORMATION                                                            Page
       Item 1-  Financial Statements

                Balance Sheets - March 31, 2000 and December 31, 1999                        3

                Statements of Operations - Three Month Periods Ended March
                  31, 2000 and 1999, and From Inception (April 9, 1996) to March 31, 2000    4

                Statement of Stockholders' Deficit - Three Months Ended March
                  31, 2000                                                                   5

                Statements of Cash Flows - Three Months Ended March 31,
                  2000 and 1999, and From Inception (April 9, 1996) to March 31, 2000        6

                Notes to Financial Statements                                             7-11

       Item 2-  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                               12-15

Part II - OTHER INFORMATION

       Item 3-  Quantitative and Qualitative Disclosures About Market Risk                  15

       Item 6-  Exhibits and Reports on Form 8-K                                         15-16

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

                                                                   March 31,     December 31,
ASSETS (Note 2)                                                      2000           1999
-------------------------------------------------------------------------------------------------
                                                                 (Unaudited,
                                                                 as restated)
Current Assets
  Cash                                                           $     19,990    $     26,846
  Employee receivable                                                     468             468
  Note receivable, stockholder                                         15,000          15,000
  Prepaid expenses                                                     30,088          12,719
                                                                 ------------    ------------
                         Total current assets                          65,546          55,033
                                                                 ------------    ------------

Property and Equipment
  Machinery and equipment                                              15,505          15,505
  Accumulated depreciation                                             (3,179)         (2,374)
                                                                 ------------    ------------
                     Total property and equipment                      12,326          13,131
                                                                 ------------    ------------

                                                                 $     77,872    $     68,164
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current Liabilities
  Accounts payable                                               $    156,572    $    110,691
  Accounts payable - stockholders                                     110,367         187,095
  Accrued expenses                                                     15,549           3,406
  Accrued interest expense                                              1,449              --
  Note payable (Note 3)                                                50,000              --
  Notes payable to stockholders                                        62,500          62,500
                                                                 ------------    ------------
                       Total current liabilities                      396,437         363,692
                                                                 ------------    ------------

Commitments and Contingencies

Stockholders' Deficit (Notes 2 and 4)
  Common stock, $.01 par value; authorized, 150,000,000,
    17,792,698 and 16,818,339 shares issued and outstanding at
      March 31, 2000 and December 31, 1999, respectively              177,927         168,184
  Discount on common stock                                           (816,923)       (816,923)
  Additional paid-in capital                                       17,145,264      14,760,243
  Deficit accumulated during the development stage                (16,824,833)    (14,407,032)
                                                                 ------------    ------------
                                                                     (318,565)       (295,528)
                                                                 ------------    ------------
                                                                 $     77,872    $     68,164
                                                                 ============    ============

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(Unaudited)                                                                                           From Inception
                                                                                  Three Months        (April 9, 1996)
                                                                                     Ended                Through
                                                                                   March 31,             March 31,
                                                                        --------------------------
                                                                           2000             1999           2000
----------------------------------------------------------------------------------------------------------------------
                                                                    (as restated)                      (as restated)
Revenues                                                            $         --       $        --     $        --
Cost of Revenues                                                              --                --              --
                                                                    ------------       -----------     -----------
Gross Profit                                                                  --                --              --
                                                                    ------------       -----------     -----------
Operating Expenses:
  Advertising and marketing                                               10,728             5,671          34,747
  Board meeting expense (Note 4)                                         117,216                --         117,216
  Consulting (Note 4)                                                    175,249             1,500       7,533,513
  Insurance                                                                8,747                --           8,747
  Investment advisory fee (Note 4)                                     1,141,725                --       1,141,725
  Office                                                                   3,185               126          58,339
  Other                                                                    7,037               989         114,536
  Payroll (Note 4)                                                       769,511            63,654       1,337,069
  Professional services                                                  161,282             3,198       3,953,816
  Research and development costs                                              --           328,559       1,543,077
  Rent                                                                     5,000            28,367         280,961
  Stock transfer fees                                                        640             1,086          24,267
  Telephone                                                                1,790             1,772          45,486
  Travel                                                                  14,242               844         129,117
                                                                    ------------       -----------     -----------
                     Total operating expenses                          2,416,352           435,766      16,322,616
                                                                    ------------       -----------     -----------
            Net loss from operations                                   2,416,352           435,766      16,322,616
            Interest expense                                               1,449            19,337         502,217
                                                                    ------------       -----------     -----------
            Net loss before income taxes                               2,417,801           455,103      16,824,833
            Provision for income taxes                                        --                --              --
                                                                    ------------       -----------     -----------
            Net loss                                                $  2,417,801       $   455,103     $16,824,833
                                                                    ============       ===========     ===========

                       Basic and dilutive net loss
                        per common share                            $        .14       $       .04

Weighted average common shares outstanding                            17,096,481        12,897,559

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)


STATEMENT OF STOCKHOLDERS' DEFICIT                                                                        Deficit
                                                                                                        Accumulated
                                                           Common     Common  Discount on   Additional    During
(Unaudited)                                                 Stock     Stock     Common       Paid-In    Development
                                                           Shares     Amount     Stock       Capital       Stage          Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                                 16,818,339  $168,184  $(816,923)  $14,760,243  $(14,407,032) $  (295,528)
Issuances of common stock for cash and services (Note 4)    101,800     1,018       -          330,682         -          331,700
Issuances of common stock for compensation (Note 4)          90,000       900       -           29,388         -           30,288
Issuance of common stock (Note 4)                           100,000     1,000       -           (1,000)        -                0
Issuances of common stock for services (Note 4)              92,559       925       -          277,726         -          278,651
Issuances of common stock for compensation (Note 4)         200,000     2,000       -          548,000         -          550,000
Issuances of common stock for services and cash (Note 4)    390,000     3,900       -        1,141,725         -        1,146,625
Accrued stock based compensation (Note 4)                      -         -          -           58,500         -           58,500
Net loss (as restated)                                         -         -          -            -        (2,417,801)  (2,417,801)
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000 (as restated)                    17,792,698  $177,927  $(816,923)  $17,145,264  $(16,824,833) $  (318,565)
==================================================================================================================================

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)                                                                                           From
                                                              Three Months       Three Months       Inception
                                                                  Ended             Ended        (April 9, 1996)
                                                                March 31,         March 31,       to March 31,
                                                                  2000               1999             2000
------------------------------------------------------------------------------------------------------------------
                                                             (as restated)                        (as restated)
Cash Flows from Operating Activities
Net loss                                                     $ (2,417,801)       $  (455,103)    $  (16,824,833)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                                        804                325              3,178
  Stock issued and additional paid in capital
    recognized for services and compensation                    2,103,320                 --         12,053,796
  Interest expense recognized on conversion of debt                    --                 --            355,771
  Change in assets and liabilities:
    Increase in prepaid expenses                                  (17,369)            (6,250)           (30,088)
    Increase in accounts payable                                   45,881            233,208            156,572
    Increase in accrued expenses                                   13,592             87,420            159,818
                                                              -------------------------------------------------
Net cash used in operating
                 activities                                      (261,206)          (140,400)        (3,928,324)
                                                              -------------------------------------------------
Cash Flows from Investing Activities
  Acquisition of machinery and equipment                               --                 --            (13,861)
  Increase in employee and stockholder receivables                     --                 --            (15,468)
  Cash acquired in connection with the purchase of
    United States Fuel Technology, Inc.                                --                 --                358
                                                              -------------------------------------------------
Net cash used investing
                 activities                                            --                 --            (28,971)
                                                              -------------------------------------------------
Cash Flows from Financing Activities
  Increase in amount due to related party                              --                 --             26,500
  Increase in due to United States Fuel Technology, Inc.               --                 --            372,503
  Proceeds from common stock issued                               204,350                 --          2,788,028
  Proceeds from notes payable                                      50,000             72,153          1,339,425
  Payment on notes payable                                             --                 --           (549,171)
                                                              -------------------------------------------------
Net cash provided by financing
                 activities                                       254,350             72,153          3,977,285
                                                              -------------------------------------------------
             Net increase (decrease) in cash                       (6,856)           (68,247)            19,990
Cash, beginning                                                    26,846             68,735                 --
                                                              -------------------------------------------------
Cash, ending                                                  $    19,990        $       488     $       19,990
                                                              =================================================

Supplemental Cash Flow Information
  Interest paid                                               $        --        $        --     $        2,100
                                                              =================================================
  Taxes paid                                                  $        --        $        --     $           --
                                                              =================================================

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

IFT is filing this amended Form 10-Q/A2 to reflect the fair value of the equity instruments issued in connection with a future debt offering as investment advisory fees expensed in the period of issuance and to present revised December 31, 1999 financial statement information due to the filing of a Form 10-K/A2 for the nine month period ended December 31, 1999.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in IFT's transitional report on Form 10-K/A2 for the nine month period ended December 31, 1999. IFT follows the same accounting policies in preparation of interim reports.

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

There can be no assurance that the registration will be granted effectiveness by the SEC, in which case IFT would be required to seek alternative sources of financing. IFT's continued existence is dependent upon its ability to resolve its liquidity shortfall principally by obtaining this additional financing or raising equity capital. IFT must continue to operate on limited cash flow based upon the cash it has on its balance sheet and its ability to generate limited funding on a short-term basis. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

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

During January 2000, IFT entered into an employment agreement with Jonathan R. Burst to serve as Chief Executive Officer of IFT until December 31, 2000 at a base annual salary of $180,000. In addition, Mr. Burst is to receive 6,000 shares of common stock each month. During January 2000, IFT entered into an employment agreement with William J. Lindenmayer to serve as President and Chief Operating Officer of IFT until December 31, 2000 at a base annual salary of $180,000. In addition, Mr. Lindenmayer is to receive 3,000 shares of common stock each month. The shares are earned ratably on a monthly basis. The stock based compensation earned through March 31, 2000, reflected in these financial statements as payroll expense and as additional paid in capital, has been calculated based on the trading price of IFT's stock at February 1, 2000 in the amount of $58,500.

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

Effective October 27, 1999, IFT merged with and into Blencathia Acquisition Corporation ("Blencathia"). Blencathia had 300,000 shares outstanding at the time of the merger, which it redeemed and canceled. In exchange for 300,000 shares of Blencathia's common stock, IFT will issue shares of its restricted common stock. These shares are expected to be sold in an amount sufficient to provide the former shareholders of Blencathia with proceeds of $500,000, the negotiated cost of the acquisition. Based on the March 31, 2000 market price, $2.50, of IFT's common stock 200,000 shares would need to be issued.

Note 5 - Related Party Transactions

At March 31, 2000, IFT was owed $15,000 by one of its stockholders for a short term advance with interest at 6%. The amount was due December 31, 1999. The amount has not been paid pending resolution of amounts included in accounts payable to this stockholder. In addition, the $10,000 rent for the months of February and March has not been recorded or paid pending resolution of these amounts. The total amount due to this stockholder included in accounts payable-stockholders at March 31, 2000 was $110,367. As of May 5, 2000 IFT is no longer occupying the office space previously rented from this stockholder.

Note 6 - Supplemental Disclosures of Cash Flow Information

Supplemental non-cash investing and financing activities were as follows:

Three months ended March 31, 2000
---------------------------------

During the three month period ended March 31, 2000, IFT issued 27,559 shares of common stock as an $87,095 payment on accounts payable-stockholders.

Three months ended March 31, 1999
---------------------------------

None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q/A2 contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are based largely on IFT's expectations and are subject to a number of risks and uncertainties, many of which are beyond IFT's control, including, but not limited to, economic, competitive and other factors affecting IFT's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by IFT with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. IFT does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

Total operating expenses from development stage operations were $2,416,352 for the three months ended March 31, 2000, as compared to the development stage operating expenses of $435,766 for the three month period ended March 31, 1999. This represents a $1,980,586 increase from the prior period. Increased development stage operating expenses in the current period compared to the prior period are a result of increased payroll expenses of $705,857, consulting fees of $173,749, board meeting expenses of $117,216, investment advisory fees of $1,141,725, and professional services of $158,084 partially offset by decreased research and development costs of $328,559.

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

Investment advisory fee expense for the three months ended March 31, 2000 was $1,141,725 representing an $1,141,725 increase over the corresponding period for 1999. On March 28, 2000 a warrant for 390,000 shares of common stock was exercised by GEM Global Yield Fund Limited at a cost of $.01 per share. The value over par value of these shares, reflected in these financial statements as an investment advisory fee, has been calculated based on the trading price of IFT's stock at March 28, 2000 in the amount of $1,141,725.

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

The net loss for the three months ended March 31, 2000 was $2,417,801 as compared to the net loss of $455,103 for the three months ended March 31, 1999. This represents a $1,962,698 increase from the prior period. The net loss per common share for the three months ended March 31, 2000 was $.14 as compared to the net loss per common share of $.04 for the three months ended March 31, 1999.

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

We have met our capital needs since inception primarily through the issuance of common stock as compensation for services rendered, which have totaled $12,053,796 since inception in April 1996, and for the three month period ended March 31, 2000, totaled $2,103,320. In addition to these amounts, we have raised $2,788,028 in cash from the issuance of common stock since the IFT's inception, with $204,350 of this total raised during the three month period ended March 31, 2000. Most of these funds have been raised through private placement transactions. Finally, since IFT's inception, financing totaling $1,339,425 was raised privately through notes payable to various sources, of which $549,171 was repaid, $677,754 was converted to common stock, and $112,500 is recorded as a liability on the March 31, 2000, balance sheet. For the three months ended March 31, 2000 proceeds from notes payable totaled $50,000.

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

Working capital at March 31, 2000 was ($330,891) as compared to ($308,659) at December 31, 1999. The primary decrease in working capital is due to the increase of a note payable of $50,000 which was used for operations.

Effective October 27, 1999, IFT merged with and into Blencathia Acquisition Corporation. Blencathia had 300,000 shares outstanding at the time of merger, which it redeemed and canceled. In exchange for 300,000 shares of Blencathia's common stock, IFT will issue Blencathia shares of its restricted common shares. These restricted common shares are expected to be sold in an amount sufficient to provide the former shareholders of Blencathia with proceeds of $500,000. Based on the March 31, 2000 market price of IFT's common stock, $2.50, a total of 200,000 shares would need to be issued.

While management can not make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $1.5 million over the next year will be necessary in order to enable us to meet our capital needs. We believe the $1.5 million will be used as follows: $600,000 for specific testing as part of required regulatory procedures as set by the Air Resources Board of California ("CARB"), $150,000 for commercial fleet testing programs, $188,000 for initial sales and marketing efforts, and $562,000 for salary and related administrative expenses (rent, telephone, etc.). The budget includes officers deferring a portion of their salary for over the next twelve months. In February 2000, IFT entered into a convertible debenture purchase agreement to raise $3,000,000 through the sale of convertible debentures. During June 2000 this agreement was amended to raise $1,500,000 through the sale of convertible debentures. In connection with the convertible debenture purchase agreement IFT issued a warrant for the purchase 390,000 shares of common stock at $.01 per common share. This warrant was exercised on March 28,2000. IFT is additionally required to issue 195,000 shares of common stock to place in escrow pending the closing on the sale of the convertible debentures. The 195,000 shares of common stock were released to the purchasers of the convertible debenture purchase agreement in conjunction with an amendment to the convertible debenture purchase agreement dated June 16, 2000. Such financing is contingent upon IFT's ability to register the shares of common stock underlying the warrants and debentures with the Securities and Exchange Commission ("SEC"). There can be no assurance that the registration will be granted effectiveness by the SEC, in which case IFT would be required to seek alternative sources of financing. IFT's continued existence is dependent upon its ability to resolve its liquidity shortfall principally by obtaining this additional financing or raising equity capital. IFT must continue to operate on a limited cash flow based upon the cash it has on its balance sheet and its ability to generate limited funding on a short-term basis.

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


INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)



By: /s/ William J. Lindenmayer                Date:   December 22, 2000
   --------------------------------------          -----------------------
   William J. Lindenmayer
   President

By: /s/ Steven D. Walters                     Date    December 22, 2000
   --------------------------------------         ------------------------
   Steven D. Walters
   Chief Financial Officer