Form 10-Q/A
period 2000-06-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2001-01-04
CIK 1078723

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

                         Commission file number: 000-25367

                        International Fuel Technology, Inc.
                        -----------------------------------
               (Exact name of registrant as specified in its charter)

                 Nevada                                88-0357508
                 ------                                ----------
    (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)

   7777 Bonhomme, Suite 1920, St. Louis, Missouri                  63105
   ----------------------------------------------                ----------
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

   Number of shares of common stock outstanding as of July 31, 2000:
   18,537,698

               INTERNATIONAL FUEL TECHNOLOGY, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                FOR THE QUARTERLY PERIOD ENDED
                      JUNE 30, 2000

                  Index to Quarterly Report
                     on Form 10-Q/A2

Part I - FINANCIAL INFORMATION                                        Page

    Item 1 - Financial Statements

         Balance Sheets - June 30, 2000 and December 31, 1999           3

         Statements of Operations - Three Month and Six Month
          Periods Ended June 30, 2000 and 1999, and From
          Inception (April 9, 1996) to June 30, 2000                    4

         Statement of Stockholders' Equity (Deficit) - Six
          Months Ended June 30, 2000                                    5

         Statements of Cash Flows - Six Months Ended June 30,
          2000 and 1999, and From Inception (April 9, 1996)
          to June 30, 2000                                              6

         Notes to Financial Statements                               7-11

    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    12-16

Part II - OTHER INFORMATION

    Item 3 - Quantitative and Qualitative Disclosures About
             Market Risk                                               17

    Item 4 - Submissions of Matters to a Vote of Security Holders      17

    Item 6 - Exhibits and Reports on Form 8-K                          17

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

                                                             June 30,       December 31,
ASSETS (Note 2)                                                2000            1999
-----------------------------------------------------------------------------------------
                                                              (Unaudited
                                                             as restated)
Current Assets
  Cash                                                       $      7,743   $     26,846
  Employee receivable                                                   -            468
  Note receivable, stockholder                                          -         15,000
  Discount on notes payable to stockholders, net (Note 3)         332,135              -
  Prepaid expenses                                                 38,909         12,719
                                                             ------------   ------------
     Total current assets                                         378,787         55,033
                                                             ------------   ------------

Property and Equipment
  Machinery and equipment                                          15,505         15,505
  Accumulated depreciation                                         (3,983)        (2,374)
                                                             ------------   ------------
     Total property and equipment                                  11,522         13,131
                                                             ------------   ------------

                                                             $    390,309   $     68,164
                                                             ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------------------------------------------------
Current Liabilities
  Accounts payable                                           $    266,745   $    110,691
  Accounts payable-stockholders                                         -        187,095
  Accrued expenses                                                102,246          3,406
  Accrued interest expense                                          3,822              -
  Notes payable to stockholder                                          -         62,500
  Notes payable to stockholders (Note 3)                          105,000              -
                                                             ------------   ------------
     Total current liabilities                                    477,813        363,692
                                                             ------------   ------------
Long-Term Liabilities
  Notes payable to stockholder (Note 3)                           162,500              -
                                                             ------------   ------------
Commitments and Contingencies

Stockholders' Deficit (Notes 2 and 4)
  Common stock, $.01 par value; authorized, 150,000,000,
     18,537,698 and 16,818,339 shares issued and
     outstanding at June 30, 2000 and December 31, 1999,
     respectively                                                 185,377        168,184
  Discount on common stock                                       (819,923)      (816,923)
  Additional paid-in capital                                   18,009,732     14,760,243
  Deficit accumulated during the development stage            (17,625,190)   (14,407,032)
                                                             ------------   ------------
     Total stockholders' deficit                                 (250,004)      (295,528)
                                                             ------------   ------------
                                                             $    390,309   $     68,164
                                                             ============   ============


See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                                                         From
                                                                                                                       Inception
                                                     Three Months                        Six Months                 (April 9, 1996)
                                                        Ended                               Ended                       Through
                                                       June 30,                           June 30,                     June 30,
                                                  2000             1999             2000             1999                2000
-----------------------------------------------------------------------------------------------------------------------------------
                                              (as restated)                     (as restated)                        (as restated)
Revenues                                       $         -      $                $                $                   $         -
Cost of Revenues                                         -                -                -                -                   -
                                               -----------      -----------      -----------      -----------         -----------
Gross Profit                                             -                -                -                -                   -
                                               -----------      -----------      -----------      -----------         -----------
Operating Expenses:
Advertising and marketing                            3,085            5,854           13,813           11,525              37,832
Board meeting expense (Note 4)                           -                -          117,216                -             117,216
Consulting (Note 4)                                103,383           90,000          278,632           91,500           7,636,896
Insurance                                            7,824                -           16,571                -              16,571
Investment advisory fee                            109,688                -        1,251,413                -           1,251,413
Office                                               5,620            4,867            8,805            4,993              63,959
Other                                               13,194           52,301           20,231           53,290             127,730
Payroll (Note 4)                                   245,467           29,989        1,014,978           93,643           1,582,536
Professional services                              183,528            9,152          344,810           12,350           4,137,344
Research and development costs                       1,736          232,253            1,736          560,812           1,544,813
Rent                                                   -                  -            5,000           28,367             280,961
Stock transfer fees                                    705            5,981            1,345            7,067              24,972
Telephone                                              519              613            2,309            2,385              46,005
Travel                                               2,640                -           16,882              844             131,757
                                               -----------      -----------      -----------      -----------         -----------
  Total operating expenses                         677,389          431,010        3,093,741          866,776          17,000,005
                                               -----------      -----------      -----------      -----------         -----------
 Net loss from operations                          677,389          431,010        3,093,741          866,776          17,000,005
 Interest expense                                  122,968               20          124,417           19,357             625,185
                                               -----------      -----------      -----------      -----------         -----------
 Net loss before income taxes                      800,357          431,030        3,218,158          886,133          17,625,190
 Provision for income taxes                              -                -                -                -                   -
                                               -----------      -----------      -----------      -----------         -----------
 Net loss                                      $   800,357      $   431,030      $ 3,218,158      $   886,133         $17,625,190
                                               ===========      ===========      ===========      ===========         ===========
   Basic and diluted net loss
    per common share                           $       .04      $       .03      $       .18      $       .07

Weighted average common shares outstanding      17,879,918       12,897,559       17,488,199       12,897,559

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2000
(Unaudited)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                   Common       Common     Discount on   Additional       During
                                                   Stock        Stock        Common       Paid-in       Development
                                                   Shares       Amount       Stock        Capital          Stage            Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                         16,818,339    $168,184    $(816,923)   $14,760,243    $(14,407,032)    $  (295,528)
Issuances of common stock for cash and
 services (Note 4)                                  101,800       1,018            -        330,682               -         331,700
Issuances of common stock for compensation
 (Note 4)                                            90,000         900            -         29,388               -          30,288
Issuance of common stock (Note 4)                   100,000       1,000            -         (1,000)              -               0
Issuances of common stock for services (Note 4)      92,559         925            -        277,726               -         278,651
Issuances of common stock for compensation
 (Note 4)                                           200,000       2,000            -        548,000               -         550,000
Issuances of common stock for services (Note 4)     195,000       1,950            -        107,738               -         109,688
Issuance of common stock for services and cash
 (Note 4)                                           390,000       3,900            -      1,141,725               -       1,145,625
Issuance of common stock warrants for notes
  payable (Note 3)                                                                 -        452,730                         452,730
Issuance of common stock for services (Note 4)      250,000       2,500            -        216,250               -         218,750
Issuance of contingently issued common stock
 (Note 4)                                           300,000       3,000       (3,000)             -               -               0
Accrued stock based compensation (Note 4)                 -           -            -        146,250               -         146,250
Net loss (as restated)                                    -           -            -              -      (3,218,158)     (3,218,158)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000 (as restated)             18,537,698    $185,377    $(819,923)   $18,009,732    $(17,625,190)    $  (250,004)
====================================================================================================================================

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)


                                                        Six Months         Six Months          Inception
                                                           Ended             Ended          (April 9, 1996)
                                                         June 30,           June 30,          to June 30,
                                                           2000               1999               2000
-----------------------------------------------------------------------------------------------------------
                                                       (as restated)                         (as restated)
Cash Flows from Operating Activities
Net loss                                              $(3,218,158)         $(886,133)         $(17,625,190)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                              1,609                690                 3,983
  Stock issued and additional paid in capital
    recognized for services and compensation            2,519,507                  -            12,469,983
  Interest amortization of discount on notes payable      120,898                  -               120,898
  Interest expense recognized on conversion of debt             -                  -               355,771
  Change in assets and liabilities:
    Increase in prepaid expenses                          (26,190)            (6,280)              (38,909)
    Increase in accounts payable                          171,522            340,250               282,213
    Increase (decrease) in accounts payable-
      stockholders                                       (100,000)                 -                87,095
    Increase in accrued expenses and interest             102,662              8,954               248,806
                                                      ----------------------------------------------------
Net cash used in operating activities                    (428,453)          (542,538)           (4,095,571)
                                                      ----------------------------------------------------
Cash Flows from Investing Activities
  Acquisition of machinery and equipment                        -                  -               (13,861)
  Increase in employee and stockholder receivables              -                  -               (15,468)
  Cash acquired in connection with the purchase of
    United States Fuel Technology, Inc.                         -                  -                   358
                                                      ----------------------------------------------------
Net cash used in investing activities                           -                  -               (28,971)
                                                      ----------------------------------------------------
Cash Flows from Financing Activities
  Increase in amount due to related party                       -                  -                26,500
  Increase in due to United States Fuel Technology,
    Inc.                                                        -                  -               372,503
  Proceeds from common stock issued                       204,350            396,450             2,768,028
  Proceeds from notes payable                             205,000             77,354             1,494,425
  Payment on notes payable                                      -                  -              (549,171)
                                                      ----------------------------------------------------
Net cash provided by financing activities                 409,350            473,804             4,132,205
                                                      ----------------------------------------------------
         Net increase (decrease) in cash                  (19,103)           (68,738)                7,743
Cash, beginning                                            26,846             68,735                     -
                                                      ----------------------------------------------------
Cash, ending                                          $     7,743          $       -          $      7,743
                                                      ====================================================
Supplemental Cash Flow Information
  Interest paid                                       $         -          $       -          $      2,100
                                                      ====================================================
  Taxes paid                                          $         -          $       -          $          -
                                                      ====================================================

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

In the opinion of management, the information furnished in these financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in IFT's transitional report for the period ended December 31, 1999 as filed with the SEC on Form 10-K/A2 (Commission File No. 000-25367). IFT follows the same accounting policies in preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Common shares that are contingently issued are not included in the calculations of earnings per share or weighted average shares.

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

On May 8, 2000 IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement. The 300,000 shares of common stock are included in the statement of stockholders' deficit for the six months ended June 30, 2000 but are not included in earnings per share and weighted average share calculations for the three month and six month periods ended June 30, 2000. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT's approval. If the shares are sold and $500,000 is not generated additional shares may need to be issued to the shareholders of Blencathia. Based on the June 30, 2000 market price, $.51, of IFT's common stock, a total of 980,392 shares would need to be issued to generate the $500,000 proceeds.

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

Three Months Ended June 30, 2000 and Six Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999 and Six Months Ended June 30, 1999

Total operating expenses from development stage operations were $677,389 for the three months ended June 30, 2000, as compared to the development stage operating expenses of $431,010 for the three month period ended June 30, 1999. This represents an increase of $246,379, or 57.2%, from the prior period. Total operating expenses from development state operations were $3,093,741 for the six months ended June 30, 2000, as compared to the development stage operating expenses of $866,776 for the six month period ended June 30, 1999. This represents an increase of $2,226,965 increase from the prior period. Increased development stage operating expenses in the current six month period compared to the prior six month period are a result of increased payroll expenses of $921,335, consulting fees of $187,132, board meeting expenses of $117,216, investment advisory fees of $1,251,413 and professional services expenses of $332,460 partially offset by decreased research and development costs of $559,076.

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

Investment advisory fee expense for the three months ended June 30, 2000 was $109,688 representing a $109,688 increase over the corresponding period for 1999. Investment advisory fee expense for the six months ended June 30, 2000 was $1,251,413 representing a $1,251,413 increase over the corresponding period for 1999. On March 28, 2000 a warrant for 390,000 shares of common stock was exercised by GEM Global Yield Fund Limited at a cost of $.01 per share. The value over par value of these shares, reflected in these financial statements as an investment advisory fee, has been calculated based on the trading price of IFT's stock at March 28, 2000 in the amount of $1,141,725. During February 2000 IFT issued 195,000 shares of common stock and placed them in escrow in accordance with the convertible debenture purchase agreement entered into in February 2000. The shares were to be released from escrow and issued to the purchasers of the convertible debenture in the event of an uncured default by IFT prior to the closing of the convertible debenture purchase agreement. The 195,000 shares of common stock were released to the purchasers of the convertible debenture purchase agreement in conjunction with an amendment to the convertible debenture purchase agreement dated June 16, 2000, and were recorded as an investment advisory fee of $109,688 based on the trading price of IFT's stock.

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

Professional services during the three months ended June 30, 2000 were $183,528 as compared to $9,152 for the same period in 1999. This represents an increase of $174,376 over the corresponding period for 1999. Professional services during the six months ended June 30, 2000 were $344,810 as compared to $12,350 for the same period in 1999. This represents an increase of $332,460 over the corresponding period for 1999. The increase is primarily due to the increased expenses for legal and accounting services, SEC Edgar filings, research professionals, and the use of a temporary employment service.

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

Interest expense for the three months ended June 30, 2000 was $122,968 as compared to $20 for the same period in 1999. This represents an increase of $122,948 over the corresponding period for 1999. Interest expense for the six months ended June 30, 2000 was $124,417 as compared to $19,357 for the same period in 1999. This represents an increase of $105,060 over the corresponding period for 1999. The increase is primarily due to the amortization of discounts on notes payable in connection with IFT's issuance of common stock warrants to stockholders for advances received. The amount amortized during the three and six month periods was $120,595. During the three and six month periods ended June 30, 2000 IFT received advances from stockholders totaling $105,000. The advances are expected to be repaid in the three month period ending September 30, 2000. In addition to the repayment of principal each stockholder received a warrant to purchase from IFT up to 25,000 shares of common stock at $.01 per share for each $5,000 in principal advanced to IFT. The value of the warrants, $452,730, based on the market value of IFT's common stock on the day(s) the advances were received has been recorded as a discount on the notes payable to stockholders to be amortized as interest expense over the expected repayment period of the advance.

The net loss for the three months ended June 30, 2000 was $800,357 as compared to the net loss of $431,030 for the three months ended June 30, 1999. This represents an increase of $369,327, or 85.7% from the prior period. The net loss per common share for the three months ended June 30, 2000 was $.04 as compared to the net loss per common share of $.03 for the three months ended June 30, 1999. The net loss for the six months ended June 30, 2000 was $3,218,158 as compared to the net loss of $886,133 for the six months ended June 30, 1999. This represents an increase of $2,332,025 from the prior period. The net loss per common share for the six months ended June 30, 2000 was $.18 as compared to the net loss per common share of $.07 for the six months ended June 30, 1999.

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

We have met our capital needs since inception primarily through the issuance of common stock as compensation for services rendered, which have totaled $12,469,983 since inception in April 1996, and for the six month period ended June 30, 2000, totaled $2,519,507. In addition to these amounts, we have raised $2,788,028 in cash from the issuance of common stock since the IFT's inception, with $204,350 of this total raised during the six month period ended June 30, 2000. Most of these funds have been raised through private placement transactions. Finally, since IFT's inception, financing totaling $1,494,425 was raised privately through notes payable to various sources, of which $549,171 was repaid, $677,754 was converted to common stock, and $267,500 is recorded as a liability on the June 30, 2000, balance sheet. For the six months ended June 30, 2000 proceeds from notes payable to stockholders totaled $205,000.

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

Working capital at June 30, 2000 was ($99,026) as compared to ($308,659) at December 31, 1999. The primary increase in working capital is due to the issuance of warrants to stockholders for advances received during the six month period ended June 30, 2000.

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

On May 8, 2000 IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement. The 300,000 shares of common stock are included in the statement of stockholders' deficit for the six months ended June 30, 2000 but are not included in earnings per share and weighted average share calculations for the three month and six month periods ended June 30, 2000. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT's approval. If the shares are sold and $500,000 is not generated additional shares may need to be issued to the shareholders of Blencathia. Based on the June 30, 2000 market price, $.51, of IFT's common stock a total of 980,392 shares would need to be issued.

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


INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)



By: /s/ William J. Lindenmayer         Date:   December 22, 2000
   -------------------------------           ----------------------
William J. Lindenmayer
President

By: /s/ Steven D. Walters              Date:   December 22, 2000
   -------------------------------           ----------------------
  Steven D. Walters
  Chief Financial Officer