Form 10-Q/A
period 2000-09-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2001-01-04
CIK 1078723

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

     Number of shares of common stock outstanding as of September 30, 2000:
19,817,698

                      INTERNATIONAL FUEL TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2000

                           Index to Quarterly Report
                                 on Form 10-Q/A

Part I - FINANCIAL INFORMATION                                              Page

     Item 1- Financial Statements

             Balance Sheets - September 30, 2000 and December 31, 1999         3

             Statements of Operations - Three Month and Nine Month
               Periods Ended September 30, 2000 and 1999, and From
               Inception (April 9, 1996) to September 30, 2000                 4

             Statement of Stockholders' Deficit - Nine Months
               Ended September 30, 2000                                        5

             Statements of Cash Flows - Nine Months Ended
               September 30, 2000 and 1999, and From Inception
               (April 9, 1996) to September 30, 2000                           6

             Notes to Financial Statements                                  7-11

     Item 2- Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   12-16

Part II - OTHER INFORMATION

     Item 3- Quantitative and Qualitative Disclosures About Market Risk       16

     Item 6- Exhibits and Reports on Form 8-K                                 16

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
                                                                          September 30,             December 31,
ASSETS (Note 2)                                                               2000                      1999
--------------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited,
                                                                           as restated)
Current Assets
  Cash                                                                 $            60,974       $            26,846
  Employee receivable                                                                    -                       468
  Note receivable, stockholder                                                           -                    15,000
  Prepaid expenses                                                                  23,166                    12,719
                                                                       -------------------       -------------------
          Total current assets                                                      84,140                    55,033
                                                                       -------------------       -------------------
Property and Equipment
  Machinery and equipment                                                           15,505                    15,505
  Accumulated depreciation                                                          (4,788)                   (2,374)
                                                                       -------------------       -------------------
          Total property and equipment                                              10,717                    13,131
                                                                       -------------------       -------------------
                                                                       $            94,857       $            68,164
                                                                       ===================       ===================
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current Liabilities
  Accounts payable                                                     $           229,514       $           110,691
  Accounts payable-stockholders                                                          -                   187,095
  Accrued expenses                                                                 194,639                     3,406
  Accrued interest expense                                                           6,279                         -
  Notes payable to stockholder                                                           -                    62,500
  Notes payable to stockholders, net of discount (Note 3)                           75,463                         -
                                                                       -------------------       -------------------
          Total current liabilities                                                505,895                   363,692
                                                                       -------------------       -------------------
Long-Term Liabilities
  Notes payable to stockholder (Note 3)                                            162,500                         -
                                                                       -------------------       -------------------
          Total liabilities                                                        668,395                   363,692
                                                                       -------------------       -------------------

Commitments and Contingencies

Stockholders' Deficit (Notes 2 and 4)
  Common stock, $.01 par value; authorized, 150,000,000,
    19,817,698 and 16,818,339 shares issued and outstanding at
      September 30, 2000 and December 31, 1999, respectively                       198,177                   168,184
  Discount on common stock                                                        (819,923)                 (816,923)
  Additional paid-in capital                                                    18,874,176                14,760,243
  Deficit accumulated during the development stage                             (18,825,968)              (14,407,032)
                                                                       -------------------       -------------------
          Total stockholders' deficit                                             (573,538)                 (295,528)
                                                                       -------------------       -------------------
                                                                       $            94,857       $            68,164
                                                                       ===================       ===================

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                                                             From Inception
                                                        Three Months                   Nine Months          (April 9, 1996)
                                                            Ended                         Ended                  Through
                                                        September 30,                 September 30,           September 30,
                                                     2000          1999            2000          1999              2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                                               (as restated)
Revenues                                       $       -     $         -    $        -      $        -          $         -
Cost of Revenues                                       -               -             -               -                    -
                                               ----------------------------------------------------------------------------
Gross Profit                                           -               -             -               -                    -
                                               ----------------------------------------------------------------------------
Operating Expenses:
  Advertising and marketing                         1,555          5,205        15,368          16,730               39,387
  Board meeting expense                                 -              -       117,216               -              117,216
  Consulting                                            -         45,000       278,632         136,500            7,636,896
  Insurance                                         8,612              -        25,183               -               25,183
  Investment advisory fee                               -              -     1,251,413               -            1,251,413
  Office                                              416          5,723         9,221          10,716               64,375
  Other                                            11,817         17,773        32,048          71,063              139,547
  Payroll                                         204,702        116,735     1,219,680         210,378            1,787,238
  Professional services                           193,499      3,497,403       538,309       3,509,753            4,330,843
  Research and development costs                        -         47,571         1,736         608,383            1,544,813
  Rent                                              2,000         20,917         7,000          49,284              282,961
  Stock transfer fees                                 545          1,006         1,890           8,073               25,517
  Telephone                                         4,496          1,319         6,805           3,704               50,501
  Travel                                            3,387          3,160        20,269           4,004              135,144
                                               ----------------------------------------------------------------------------
      Total operating expenses                    431,029      3,761,812     3,524,770       4,628,588           17,431,034
                                               ----------------------------------------------------------------------------
    Net loss from operations                      431,029      3,761,812     3,524,770       4,628,588           17,431,034
    Interest expense                              769,749         42,347       894,166          61,704            1,394,934
                                               ----------------------------------------------------------------------------
    Net loss before income taxes               $1,200,778      3,804,159     4,418,936       4,690,292           18,825,968
    Provision for income taxes                          -             -             -              -                    -
                                               ----------------------------------------------------------------------------
    Net loss                                   $1,200,778     $3,804,159    $4,418,936      $4,690,292          $18,825,968
                                               ============================================================================

        Basic and diluted net loss
          per common share                     $       .06   $        .23    $      .25     $      .35

Weighted average common shares outstanding      18,716,339     16,429,900    17,894,524     13,368,538

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(Unaudited)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                   Common       Common     Discount on   Additional       During
                                                   Stock        Stock        Common       Paid-in       Development
                                                   Shares       Amount       Stock        Capital          Stage            Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                         16,818,339    $168,184    $(816,923)   $14,760,243    $(14,407,032)    $  (295,528)
Issuances of common stock for cash and
 services (Note 4)                                  101,800       1,018            -        330,682               -         331,700
Issuances of common stock for compensation
 (Note 4)                                            90,000         900            -         29,388               -          30,288
Issuance of common stock (Note 4)                   100,000       1,000            -         (1,000)              -               0
Issuances of common stock for services (Note 4)      92,559         925            -        277,726               -         278,651
Issuances of common stock for compensation
 (Note 4)                                           200,000       2,000            -        548,000               -         550,000
Issuances of common stock for services (Note 4)     195,000       1,950            -        107,738               -         109,688
Issuance of common stock for services and cash
 (Note 4)                                           390,000       3,900            -      1,141,725               -       1,145,625
Issuance of common stock warrants for notes
 payable--stockholders (Note 3)                           -           -            -        452,730               -         452,730
Issuance of common stock for services (Note 4)      250,000       2,500            -        216,250               -         218,750
Cancellation of common stock (Note 4)              (100,000)     (1,000)           -          1,000               -               0
Issuance of common stock warrants for notes
 payable--stockholders (Note 3)                           -           -            -        775,694               -         775,694
Issuance of common stock for warrants
 exercised (Note 4)                               1,380,000      13,800            -              -               -          13,800
Issuance of contingently issued common stock
 (Note 4)                                           300,000       3,000       (3,000)             -               -               0
Accrued stock based compensation (Note 4)                 -           -            -        234,000               -         234,000
Net loss                                                  -           -            -              -      (4,418,936)     (4,418,936)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                      19,817,698    $198,177    $(819,923)   $18,874,176    $(18,825,968)    $  (573,538)
====================================================================================================================================

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)                                                                                      From
                                                       Nine Months        Nine Months          Inception
                                                          Ended              Ended          (April 9, 1996)
                                                      September 30,      September 30,      to September 30,
                                                          2000               1999                 2000
------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                              $(4,418,936)       $(4,690,292)         $(18,825,968)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                              2,414              1,135                 4,788
  Stock issued and additional paid in capital
    recognized for services and compensation            2,607,257          4,218,750            12,557,733
  Interest amortization of discount on notes payable      887,887                  -               887,887
  Interest expense recognized on conversion of debt             -                  -               355,771
  Change in assets and liabilities:
    Increase in prepaid expenses                          (10,447)           (14,100)              (23,166)
    Increase in accounts payable                          134,291            108,886               244,982
    Increase (decrease) in accounts
      payable-stockholders                               (100,000)                 -                87,095
    Increase in accrued expenses and interest             197,512             52,651               343,738
                                                      ----------------------------------------------------
Net cash used in operating activities                    (700,022)          (322,970)           (4,367,140)
                                                      ----------------------------------------------------
Cash Flows from Investing Activities
  Acquisition of machinery and equipment                        -                  -               (13,861)
  Increase in employee and stockholder receivables              -                  -               (15,468)
  Cash acquired in connection with the purchase of
    United States Fuel Technology, Inc.                         -                  -                   358
                                                      ----------------------------------------------------
Net cash used in investing activities                           -                  -               (28,971)
                                                      ----------------------------------------------------
Cash Flows from Financing Activities
  Increase in amount due to related party                       -                  -                26,500
  Increase is due to United States Fuel Technology,
    Inc.                                                        -                  -               372,503
  Proceeds from common stock issued                       218,150            396,450             2,801,828
  Proceeds from notes payable                             516,000             77,354             1,805,425
  Payment on notes payable                                      -                  -              (549,171)
                                                      ----------------------------------------------------
Net cash provided by financing activities                 734,150            473,804             4,457,085
                                                      ----------------------------------------------------
Net increase in cash                                       34,128            150,834                60,974
Cash, beginning                                            26,846             68,735                     -
                                                      ----------------------------------------------------
Cash, ending                                          $    60,974        $   219,569          $     60,974
                                                      ====================================================
Supplemental Cash Flow Information
  Interest paid                                       $         -        $         -           $     2,100
                                                      ====================================================
  Taxes paid                                          $         -        $         -           $         -
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

During January 2000, IFT entered into an employment agreement with Jonathan R. Burst to serve as Chief Executive Officer of IFT until December 31, 2000 at a base annual salary of $180,000. In addition, Mr. Burst is to receive 6,000 shares of common stock each month. During January 2000, IFT entered into an employment agreement with William J. Lindenmayer to serve as Chief Operating Officer of IFT until December 31, 2000 at a base annual salary of $125,000. In addition, Mr. Lindenmayer is to receive 3,000 shares of common stock each month. The shares are earned ratably on a monthly basis. The stock based compensation earned through September 30, 2000, reflected in these financial statements as payroll expense and as additional paid in capital, has been calculated based on the trading price of IFT's stock at February 1, 2000 in the amount of $234,000. As of September 30, 2000 the 72,000 common shares related to these employment agreements have not been issued. It is expected they will be issued by December 31, 2000.

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

Effective October 27, 1999, IFT merged with and into Blencathia Acquisition Corporation ("Blencathia"). Blencathia had 300,000 shares outstanding at the time of the merger, which it redeemed and canceled, in exchange for 300,000 shares of Blencathia's common stock, IFT will issue shares of its restricted common stock. These shares are expected to be sold in an amount sufficient to provide the former shareholders of Blencathia with proceeds of $500,000, the negotiated cost of the acquisition.

On May 8, 2000 IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement. The 300,000 shares of common stock are included in the statement of stockholders' deficit for the nine months ended September 30, 2000 but are not included in earnings per share and weighted average share calculations for the nine month period ended September 30, 2000. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT's approval. If the shares are sold and $500,000 is not generated additional shares may need to be issued to the shareholders of Blencathia. Based on the September 30, 2000 market price, $.50, of IFT's common stock, a total of 1,000,000 shares would need to be issued to generate the $500,000 proceeds.

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

The net loss for the three months ended September 30, 2000 was $1,200,778 as compared to the net loss of $3,804,159 for the three months ended September 30, 1999. This represents a decrease of $2,603,381, or 68.4%, from the prior period. The net loss per common share for the three months ended September 30, 2000 was $.06 as compared to the net loss per common share of $.23 for the three months ended September 30, 1999. The net loss for the nine months ended September 30, 2000 was $4,418,936 as compared to the net loss of $4,690,292 for the nine months ended September 30, 1999. This represents a decrease of $271,356, or 5.8%, from the prior period. The net loss per common share for the nine months ended September 30, 2000 was $.25 as compared to the net loss per common share of $.35 for the nine months ended September 30, 1999.

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

We have met our capital needs since inception primarily through the issuance of common stock as compensation for services rendered, which have totaled $12,557,733 since inception in April 1996, and for the nine month period ended September 30, 2000, totaled $2,607,257. In addition to these amounts, we have raised $2,801,828 in cash from the issuance of common stock since the IFT's inception, with $218,150 of this total raised during the nine-month period ended September 30, 2000. Most of these funds have been raised through private placement transactions. Finally, since IFT's inception, financing totaling $1,805,425 was raised privately through notes payable to various sources, of which $549,171 was repaid, $677,754 was converted to common stock, and $578,500 is recorded as a liability on the September 30, 2000, balance sheet. For the nine months ended September 30, 2000 proceeds from notes payable to stockholders totaled $516,000.

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

Working capital at September 30, 2000 was ($421,753) as compared to ($308,659) at December 31, 1999. The primary decrease in working capital is due to the increase of notes payable during the nine month period ended September 30, 2000 and the issuance of warrants to stockholders for advances received during the nine month period ended September 30, 2000.

Effective October 27, 1999, IFT merged with and into Blencathia Acquisition Corporation. Blencathia had 300,000 shares outstanding at the time of merger, which it redeemed and canceled. In exchange for 300,000 shares of Blencathia's common stock, IFT will issue Blencathia shares of its restricted common stock. These restricted common shares are expected to be sold in an amount sufficient to provide the former shareholders of Blencathia with proceeds of $500,000.

On May 8, 2000 IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement. The 300,000 shares of common stock are included in the statement of stockholders' deficit for the nine months ended September 30, 2000 but are not included in earnings per share and weighted average share calculations for the nine month period ended September 30, 2000. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT's approval. If the shares are sold and $500,000 is not generated additional shares may need to be issued to the shareholders of Blencathia. Based on the September 30, 2000 market price, $.50, of IFT's common stock, a total of 1,000,000 shares would need to be issued to generate the $500,000 proceeds.

While management can not make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $5 million over the next two years will be necessary in order to enable us to meet our capital needs. The budget includes officers deferring a portion of their salary for over the next twelve months. In February 2000, IFT entered into a convertible debenture purchase agreement to raise $3,000,000 through the sale of convertible debentures. During June 2000 this agreement was amended to raise $1,500,000 through the sale of convertible debentures. In connection with the convertible debenture purchase agreement IFT issued a warrant for the purchase 390,000 shares of common stock at $.01 per common share. This warrant was exercised on March 28, 2000. IFT additionally issued 195,000 shares of common stock to the purchasers of the convertible debenture purchase agreement in conjunction with an amendment to the convertible debenture purchase agreement dated June 16, 2000. Subsequent to September 30, 2000, IFT canceled this agreement, and on October 13, 2000 executed a term sheet for a Convertible Preferred Stock financing, which has a one-year commitment amount of $3 million, with an option at the Company's control for an additional $3 million in year two. Such financing is contingent upon IFT's ability to register the shares of common stock underlying the convertible preferred stock with the Securities and Exchange Commission ("SEC"). The Company has already filed a registration statement with the SEC for the original convertible debenture financing, which it will re-structure and use for the convertible preferred structure. There can be no assurance that the registration will be granted effectiveness by the SEC, in which case IFT would be required to seek alternative sources of financing. IFT's continued existence is dependent upon its ability to resolve its liquidity shortfall principally by obtaining this additional financing or raising equity capital.

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


INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)



By: /s/ William J. Lindenmayer         Date:  December 22, 2000
   ---------------------------              -------------------
   William J. Lindenmayer
   President

By: /s/ Steven D. Walters              Date:  December 22, 2000
   ---------------------------              -------------------
   Steven D. Walters
   Chief Financial Officer