Form 10-K
period 2000-12-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2001-04-02
CIK 1078723

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended December 31, 2000


                                      OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ____________ to ____________

                       Commission file number: 000-25367


                      International Fuel Technology, Inc.
                      -----------------------------------
            (Exact name of registrant as specified in its charter)

                Nevada                                     88-0357508
                ------                                     ----------
    (State or other jurisdiction of              (IRS Employer Identification
     incorporation or organization)                         No.)

          7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105
          -----------------------------------------------------------
                   (Address of principal executive offices)

         (314) 727-3333                              www.peerfuel.com
         ------------------------------------------------------------
              (Registrant's telephone number and website address)

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

                                             Yes        X       No _______
                                                      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on February 28, 2001, as reported on the OTC Bulletin Board, was $8,373,999.

     Number of shares of common stock outstanding as of February 28, 2001:
24,692,786

                      INTERNATIONAL FUEL TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-K

                  For The Fiscal Year Ended December 31, 2000

                                     INDEX
Part I

       Item 1.    Business                                                 3-9
       Item 2.    Properties                                                10
       Item 3.    Legal Proceedings                                         10
       Item 4.    Submission of Matters to a Vote of Security Holders       10

Part II

       Item 5.    Market for Registrant's Common Equity and Related
                  Stockholder Matters                                       11
       Item 6.    Selected Financial Data                                12-13
       Item 7.    Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                     13-21
       Item 7a.   Quantitative and Qualitative Disclosures About Market
                  Risk                                                      21
       Item 8.    Financial Statements and Supplementary Data               21
       Item 9.    Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                       21
Part III

       Item 10.   Directors and Executive Officers of the Registrant     22-23
       Item 11.   Executive Compensation                                 23-24
       Item 12.   Security Ownership of Certain Beneficial Owners and
                  Management                                                25
       Item 13.   Certain Relationships and Related Transactions         25-27

Part IV

       Item 14.   Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                            27-28

                                    PART I

Item 1.   Business

          Forward Looking Statements and Associated Risks
          -----------------------------------------------

          This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are based largely on IFT's expectations and are subject to a number of risks and uncertainties, many of which are beyond IFT's control, including, but not limited to, economic, competitive and other factors affecting IFT's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by IFT with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. IFT does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

          (a)  General Business Development
          ---------------------------------

          International Fuel Technology, Inc. ("IFT") was incorporated under the laws of the State of Nevada on April 9, 1996, as MagnoDynamic Corporation to develop and commercialize a proprietary scientific process, "Performance Enhanced Emissions Reduced" ("PEER"). PEER is designed to reformulate various refined fuels, including #2 diesel fuel, home heating oil, #6 (Bunker) fuel, jet engine fuel and gasoline to improve combustion efficiency and reduce the amounts of harmful exhaust emissions from internal combustion engines. The resulting reprocessed fuels are known as PEERFUEL(TM) ("PEERFUEL"). The name of the corporation was changed to International Fuel Technology, Inc. on November 13, 1996. IFT is a development stage company, has had no revenues to date and has raised capital for initial development through the issuance of its securities and promissory notes.

          IFT has an authorized capitalization of 150,000,000 shares of common stock, $.01 par value per share and no authorized preferred stock. On July 22, 1999, IFT effected a one-for-ten reverse split of its outstanding common stock. All references to share information have been restated to reflect this split.

          Effective March 31, 1998, IFT merged with United States Fuel Technology, Inc. United States Fuel Technology, Inc. was formed primarily to market PEERFUEL in North America. On May 29, 1998, IFT merged with Scientific Fuel Technology, LLC, a company related through common ownership.

          IFT's common stock is traded on the NASD OTC Bulletin Board under the symbol "IFUE."

          Pursuant to an Agreement and Plan of Merger effective as of October 27, 1999 between Blencathia Acquisition Corporation ("Blencathia") and IFT, all the outstanding shares of common stock of Blencathia were to be exchanged for $500,000 in shares of common stock of IFT in a transaction in which IFT was the surviving company. Blencathia (a development stage company) was incorporated in Delaware on December 3, 1998 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of the date of the merger, Blencathia had not yet commenced any formal business operations, and the $264 of operations costs through

          September 30, 1999 related to Blencathia's formation. In a related transaction following the Blencathia merger, IFT paid consideration consisting of $100,000 cash to TPG Capital Corporation ("TPG"), a former shareholder of Blencathia, pursuant to an agreement entered into in October 1999 under which IFT engaged TPG to provide services in connection with effecting a business combination between IFT and a publicly reporting company. Under the terms of the TPG agreement, IFT also agreed to register and sell common shares on behalf of Blencathia shareholders to generate the aggregate consideration of $500,000 for the acquisition of Blencathia.

          The officers, directors, and by-laws of IFT continued without change as the officers, directors, and by-laws of the successor issuer following the merger with Blencathia. All financial statement information presented for IFT reflects the operations of IFT and does not include any operations of Blencathia.

          The Blencathia acquisition was a decision made by the Board of Directors to ensure IFT would remain a fully trading and reporting entity on the OTC Bulletin Board. Blencathia was a public shell whose purchase price of $500,000 was negotiated by IFT's management and Blencathia's principal owner, TPG Capital. IFT had previously pursued the purchase of two other shell corporations whose prices were significantly higher than that paid for Blencathia. Prior to hearing of TPG Capital in connection with this transaction IFT had no affiliation with TPG Capital or Blencathia.

          On May 8, 2000 IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement. The 300,000 shares of common stock are included in the statement of stockholders' deficit for the twelve months ended December 31, 2000 but are not included in earnings per share and weighted average share calculations for the twelve months ended December 31, 2000. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT's approval. If the shares are sold and $500,000 is not generated additional shares may need to be issued to the shareholders of Blencathia. Based on the March 16, 2001 market price, $.51, of IFT's common stock, a total of 980,392 shares would need to be issued to generate the $500,000 proceeds.

          IFT is engaged in one reportable industry segment. Financial information regarding this segment is contained in IFT's financial statements included in this report.

          (b)  Description of Business
          ----------------------------

          To date, IFT has focused on the development of PEERDIESEL(TM) ("PEERDIESEL"), its reformulated diesel fuel #2. Approximately 70% of the distillate fuel consumed in the United States, Canada and Mexico is diesel fuel #2. Through our proprietary Pre-Combustion Fuel Treatment System (PCFTS), our PEERFUEL products will be designed to improve the efficiency of internal combustion engines, thus reducing the level of certain harmful emissions created through the combustion process. The PEERFUEL processing system is based on altering specific elements of fossil fuel.

          Unlike certain post-refined fuels already in the marketplace that claim to reduce levels of certain harmful emissions, no chemical additives of any kind are used within the PCFTS or PEERFUEL process. Also, unlike emission reduction systems that are attached to the engine and require sometimes-expensive engine retrofitting, fuel processed through the PEERFUEL system does not require any physical change to the engine itself. When burned in an internal combustion engine, fuel processed through the PEERFUEL system will burn more efficiently as a result of the oxidation process, therefore, burning more of the fuel itself and leaving fewer remaining pollutants.

          The PCFTS comprising the PEERFUEL system consists of a self-contained system that is independent of the actual fuel refining process. The basis of our system is to control the flow rate of pre-processed fuel through a special magnetic field. The resulting re-processed fuel, when combusted in an engine, burns at a more efficient rate, leaving a lower level of harmful emissions including nitrogen oxide (NO2), commonly referred to as NOX, carbon monoxide (CO), carbon dioxide
          (CO2), and carbon particulates (also referred to as particulate matter). The impact of the PEERFUEL system on a broader spectrum of pollutants represents a significant advantage over many of the current refinery-based competitive technologies as they tend to impact a narrower range of pollutants, and in fact, some technologies while positively reducing one pollutant may cause an increase in the level of other pollutants.

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

          On June 17, 1999, the CARB issued Executive Order #D-485-1 to IFT permitting the use of the PEERDIESEL process in California. This is a significant step in obtaining diploma certification in California, and potentially for commercialization of PEERDIESEL.

          The State of California has some of the world's most stringent air pollution regulations. The State of California declared diesel exhaust a carcinogen and the federal Clean Air Act Amendment of 1990 requires that diesel engines reduce their emissions of particulates and other harmful air pollutants significantly by 2004 and 2007. In addition, the Clean Air Act provides that any pollution source which reduces pollution emissions below permitted levels is eligible to earn emission reduction credits, which can be bought, sold, traded or banked.

          MARKETING

          As a development stage company with no immediate revenue generation capabilities, our marketing strategy and resulting efforts have been relatively limited. We have worked over the past year to identify those companies that would benefit specifically from access to PEERFUEL technology and the resulting products. The companies we have targeted for marketing efforts once we are in a position to commercialize our technology can be grouped into three categories: production/distribution, sales, and other strategic businesses. In a number of cases firms can be considered to be in both of the first two segments, while other strategic businesses are generally not involved directly in the petroleum industry (such as motor vehicle manufacturers).

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

          Our strategy has three primary components:

               . We will seek certification from the California Air Resources Board (CARB) for diesel fuel #2 processed through our PEERFUEL system to be accepted as a CARB equivalent fuel. This certification is important because it enables PEERDIESEL to be sold immediately in the State of California; all diesel fuel #2 sold in California must be a CARB certified equivalent fuel. Smaller refineries and distribution companies in California have approximately 10% of the market for diesel fuel, in large part because they have a cost disadvantage versus ARCO(TM) and Chevron Corporation (the two largest refiners). The PEERFUEL system is less expensive for smaller refiners who rely largely on putting additives into their diesel fuel to meet the pollution emission regulations of CARB.

               . The potential shareholder value that would be created by proving a fuel economy benefit from PEERDIESEL could be significant and additive to any value created through achievement of any regulatory approvals (such as certification as a CARB equivalent fuel). We will pursue a fleet testing program that will involve conducting a series of tests in different cities, with companies that use a variety of engine types and are used under varying conditions. We have retained MarketMatch, a leading professional services firm in the petroleum industry, to oversee the fleet testing including the compilation of the results. The protocol for our test program has already been established and we have begun contacting potential candidate companies. It is too early to determine if any additional fleet testing will be required, however, we are committed to continuing our efforts in the event conclusive evidence is found to support our claims. Upon formal confirmation of a meaningful fuel economy benefit, our goal will be to begin marketing the PEERFUEL system to targeted companies that would be in the strongest position to gain from use of our technology.

               . We will apply for a special certification from CARB that will allow us to make specific and detailed claims regarding PEERFUEL products and their ability to reduce the levels of certain harmful emissions caused by the combustion of fossil fuels in certain engine types. This special certification is difficult to receive, and to this point, no competitive product or process has yet been given such a certification. We believe that with additional, targeted testing we can provide sufficient evidence to CARB to warrant receiving a special certification.

          Achieving these objectives is important for two reasons. First, with the special certification, and even with the results achieved from the testing required through the CARB protocol, users of PEERFUEL products would potentially be eligible for special tax credits, providing a powerful economic inventive for the licensing of our technology. Second, the ability to legally make specific claims regarding the benefits of using PEERFUEL products combined with the approval by CARB to make those claims, will immediately enhance the marketability of the PEERFUEL process around the world. CARB is recognized as one of if not the world leader in advancing the effort to reduce harmful pollutants into the environment. With the special certification, we would effectively have CARB's acceptance of the PEERFUEL process as a significant and sustainable element for fighting pollution from the use of fossil fuels in internal combustion engines. Once obtained, the number of potential users or licensees of PEERFUEL technology could increase significantly.

          Currently, IFT is introducing PEERDIESEL into the market through its Web site information, press releases, and publication of testing results. IFT maintains an Internet Website at http://www.peerfuel.com.
                                                        -----------------------
          IFT intends to market PEERDIESEL by licensing arrangements with refineries and/or other appropriate marketing strategies.


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

          The difficulty with most technologies now being pursued that work to reduce the harmful emissions from combusting fossil fuel, whether through cleaner fuel or engine devices, or a combination of the two, is that the improvements are only incremental and are very costly. While it is possible to make cleaner fuels that meet emission legislation targets for certain pollutants, to meet the more meaningful reduction standards it may push the cost of diesel fuel to two or even three times its current price. In addition, it has been proven that attempts to reduce a particular level of a pollutant such as sulfur, may have the unintended impact of increasing other pollutants. We are not aware of any research to date that generates a broad spectrum of emission reduction. Federal and state legislation covering emission reduction requirements also poses a problem for competitors because it can shift with respect to certain pollutants, leaving new technologies incompatible with new regulations and making them commercially nonviable.

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

          IFT anticipates three possible sources of competition for PEERFUEL:

               . Companies with greater resources and more financial strength that offer similar technology to PEERDIESEL;

               .    Vehicles utilizing alternative fuels; and

               . Alternative fuels for use on current vehicles with engine retrofitting.

          TRADEMARKS AND PATENTS

          Our success substantially depends upon the proprietary technology used for developing our PEERFUEL products. We presently have filed for a patent with the United States Patent and Trademark Office, File #98-5251, entitled "Method of Verifying Vehicle Emissions," which focuses on the method of verifying vehicle emissions and also verifying test fuel on both a pre- and post-processed basis. IFT presently expects the patent for File #98-5251 to be issued in the first quarter of 2001. IFT has been issued six trademarks and service marks including PEERFUEL and PEERDIESEL. In addition to the foregoing proprietary technology restrictions, all testing by CEE or others is subject to strict privacy and confidentiality controls. No outside entity will be invited to evaluate the science underlying the PEER process until such time as the testing is completed.

          RESEARCH AND DEVELOPMENT

          There was no laboratory testing conducted in 2000 as the bulk of the initial research and development testing was completed in 1998-1999. IFT's research and development costs are related to the development and testing of the PEERDIESEL product. The costs incurred in research and development for the year ended December 31, 2000 were $1,782, for the nine months ended December 31, 1999 were $330,353 and for the year ended March 31, 1999 were $842,905.

          We have been performing research and development activities on PEERFUEL since 1996, with the majority of our testing activities occurring in late 1998 through early 1999. Initial testing activities were conducted on a limited basis in July 1996 and again in January 1997, with smaller run times on few engine types. Initial results from these tests were encouraging not only for reductions in key emission substances, but also showed the potential for increased fuel economy.

          IFT officially engaged CEE to conduct a complete test program starting in 1998 using a variety of engine types. CEE is a state certified laboratory and is also recognized by the EPA for specific testing protocols. CEE has the ability to test both diesel fuel and gasoline products. The list of entities for which CEE has conducted testing includes CARB, EPA, Ford, General Motors, Volvo as well as other multi-national corporations. The formal research and development work consisted of running a series of tests under EPA and Society of Automotive Engineers (SAE) recommended procedures to determine the gaseous emissions levels of four separate diesel engines. The test procedures consist of a prescribed sequence of engine operating conditions on an engine dynamometer with measurements of hydrocarbons
          (HC), nitrogen oxides (NOX), carbon monoxide (CO), carbon dioxide
          (CO2), and particulate matter (PM). The testing was done during 13 steady state modes consisting of five modes at rated engine speed, five modes at an intermediate speed, and three modes at idle. Four separate engines were used in the testing: Cummins L-10, Caterpillar 3208, and two separate Detroit Diesel engines. The test fuel used for the baseline program was standard D-2 diesel fuel, and for the PEERFUEL testing re-processed D-2 fuel was used which ranged in age from less than one month old to nearly 12 months old.

          IFT is not presently engaged in any significant research and development activities. We do expect to continue testing some time in the near future in an effort to further clarify the exact scientific elements involved in the processing of fuel through the PEERFUEL system. In addition, further testing may be necessary to continue to tightly define the emission reduction benefits to be realized from PEERFUEL products. We have held several discussions with CARB officials who have evidenced the need to conduct transient cycle testing, a specialized form of engine testing. This testing will be part of our ongoing efforts to achieve special certification from CARB that would enable IFT to make specific claims with regard to emission reduction performance.

          In addition to CARB certification-related research and development efforts, we expect to put together a series of fleet testing programs to identify specific fuel economy benefits from PEERFUEL. IFT is in discussions with a variety of companies representing different industries and geographical conditions, which would participate in a three to six month fleet program. The fleet testing efforts are planned for 2001-2002.

          EMPLOYEES

          Currently, IFT has three full time employees. The management of IFT believes the relationship with its employees is satisfactory.

Item 2.   Properties

          IFT maintains its administrative offices at 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri, 63105, under a lease agreement for office space and administrative services of $5,000 per month for approximately 1,500 square feet from a company related through common ownership. The original agreement expired in July 2000 and has subsequently automatically renewed for two six month terms. Presently, IFT expects to renew this agreement in July 2001 on a month to month basis at a market rate.

          The management of IFT believes that the current facilities are adequate to meet current operating requirements.

Item 3.   Legal Proceedings

          IFT is not a party to any legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

          (a)  Market Information
          -----------------------

          The Common Stock of IFT is traded on the National Association of Securities Dealers OTC Bulletin Board system under the symbol "IFUE." The range of closing high and low bid prices shown below is as reported by the OTC Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                            Per Share Common Stock Bid Prices by Quarter
                                             For the Fiscal Year Ended December 31, 2000
                                            ------------------------------------------------------
                                                                                High      Low

          First Quarter                                                        $3.969    $1.875
          Second Quarter                                                       $2.375    $ .406
          Third Quarter                                                        $ .984    $ .375
          Fourth Quarter                                                       $ .984    $ .328

                                            Per Share Common Stock Bid Prices by Quarter
                                             For the Fiscal Year Ended December 31, 1999/(Note 1)/
                                            ------------------------------------------------------
                                                                                High      Low

          First Quarter (4/1/99-6/30/99)                                       $3.125    $1.250
          Second Quarter (7/1/99-9/30/99)                                      $5.562    $1.875
          Third Quarter (10/1/99-12/31/99)                                     $5.000    $2.531


               /Note 1/ --  Reflects a one-for-ten reverse split of outstanding common stock effected by IFT on July 22, 1999. All closing high and low bid prices have been restated to reflect this reverse split.

          (b)  Holders of Common Stock
          ----------------------------

          As of the close of business on March 16, 2001, the last reported bid price per share of IFT's common stock was $.51. As of March 16, 2001, IFT estimates there were 1,500 beneficial shareholders of IFT's common stock. Such number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include such bank, brokerage houses and clearing companies.

          (c)  Dividends
          --------------

          IFT has not declared or paid a cash dividend to stockholders. The Board of Directors presently intends to retain any future earnings to finance IFT operations and does not expect to authorize cash dividends in the foreseeable future.

Item 6.   Selected Financial Statement Data

          Effective October 27, 1999, IFT changed the date of its fiscal year end from March 31 to December 31. The nine-month period ended December 31, 1999, is referred to as the transition period. All year and quarter references relate to IFT's prior fiscal years and quarters, unless otherwise stated

          The following tables set forth certain information concerning the Statements of Operations and Balance Sheets of IFT and should be read in conjunction with the Financial Statements and the notes thereto appearing elsewhere in this report.

          (a)  Selected Statement of Operations Data (In Thousands of Dollars,
          --------------------------------------------------------------------
          Except Per Share Data)
          ----------------------

                                                                                             Twelve Months Ended December 31,
                                                                                                                    2000
                                                                                                                 -----------
          Revenues                                                                                               $         0
          Operating Expenses                                                                                           4,690
          Net Loss                                                                                                    (6,688)
          Basic and Diluted Net Loss per Common Share                                                            $      (.36)

          Weighted Average Shares                                                                                 18,827,802


                                                                                             Nine Months Ended December 31,
                                                                                                1999                1998
                                                                                             -----------         -----------
                                                                                                                 (unaudited)
          Revenues                                                                           $         0         $         0
          Operating Expenses                                                                       4,727               7,335
          Net Loss                                                                                (5,132)             (7,404)
          Basic and Diluted Net Loss per Common Share                                              ($.32)              ($.57)

          Weighted Average Shares                                                             15,800,725          12,993,978

                                                                                      Fiscal Year Ended March 31,
                                                                               1999             1998                1997
                                                                           -----------       -----------         -----------
          Revenues                                                         $         0       $         0         $         0
          Operating Expenses                                                     7,751             1,083                 344
          Net Loss                                                              (7,839)           (1,091)               (344)
          Basic and Diluted Net Loss per Common Share                            ($.59)            ($.20)             ($1.68)

          Weighted Average Shares                                           13,390,417         5,351,089             204,452

          IFT is a development stage company and has incurred $21,094,568 in expenses from inception in April 1996.

          (b)  Selected Balance Sheet Data (In Thousands of Dollars)
          ----------------------------------------------------------

                                                                                                      December 31,
                                                                                                      -----------
                                                                                                2000                1999
                                                                                             -----------         -----------
          Total Assets                                                                       $       175         $        68
          Long-Term Debt                                                                     $       162         $         0

                                                       March 31,
                                                      -----------
                                               1999       1998      1997
                                             --------   --------   -------
          Total Assets                       $      6   $      7   $     5
          Long-Term Debt                     $      0   $      0   $     0


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

          The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto and included elsewhere in this Form 10-K.

          Overview
          --------

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

          Comparison of Twelve Months Ended 12/31/00 and Nine Months Ended
          ----------------------------------------------------------------
          12/31/99
          --------

          Total operating expenses from development stage operations were $4,689,953 for the twelve months ended December 31, 2000, as compared to the development stage operating expenses of $4,726,799 for the nine months ended December 31, 1999. Total operating expenses for the twelve months ended December 31, 2000 represents a $36,846, or .8%, decrease from the prior period. Total operating expenses for the twelve months ended December 31, 2000 is consistent with the prior year. Operating expenses should remain consistent while IFT maintains its status as a development stage company.

          Board meeting expenses were $117,216 for the twelve months ended December 31, 2000, as compared to $0 for the nine months ended December 31, 1999. On February 23, 2000, the Board of Directors adopted the Director's Stock Compensation Plan, which provides for an annual award of 10,000 shares of IFT's common stock to IFT's Board members as reimbursement for their attendance at the Board meetings and an additional 1,000 shares of IFT's common stock for any three telephone conference call Board meetings attended. During March 2000, 45,000 shares of IFT's common stock were issued to three non-employee Board members. The market value of these shares was calculated based on the trading price of IFT's stock at February 23, 2000, $2.75 per share, and is reflected in these financial statements as Board meeting expense of $117,216 and travel expense of $6,534. As of March 16, 2001 IFT's Board of Directors has not authorized the issuance of common stock under the Director's Stock Compensation Plan for the year 2001.

          Consulting expenses were $285,132 for the twelve months ended December 31, 2000, as compared to $295,000 for the nine months ended December 31, 1999. Consulting expenses for the twelve months ended December 31, 2000 represents a decrease of $9,868, or 3.3%, from the prior period. Consulting expenses decreased due to consulting expenses during the twelve months ended December 31, 2000 being reduced by $95,367 due to the elimination of a related party account payable that had previously been recorded to consulting expense. This decrease partially offset the increase in consulting expenses resulting from IFT issuing common stock in two separate transactions. In the first transaction, IFT sold 100,000 restricted common shares for $200,000 to a company whose sole director is a director of IFT. The market value on the day of issuance for those

          100,000 common shares was $331,250. The $131,250 in market value in excess of the cash amount received is reflected in the statement of operations for the twelve month period ended December 31, 2000 as consulting expense. In the second transaction, pursuant to a consulting agreement dated June 5, 2000, IFT issued 250,000 shares of restricted common stock to the same company described in the prior transaction. The market value on the day of the agreement was $218,750. The $218,750 in market value is reflected in the statement of operations for the twelve months ended December 31, 2000 as consulting expense. As of March 16, 2001 IFT has executed consulting agreements requiring the payment of $6,500 per month.

          Investment advisory fees were $1,251,413 during the twelve months ended December 31, 2000, as compared to $0 for the nine months ended December 31, 1999. IFT entered into a convertible debenture purchase agreement dated February 25, 2000 with GEM Global Yield Fund Limited ("GEM"). In addition to the convertible debentures, GEM, one of the investors in the convertible debentures, received a warrant to purchase 390,000 shares of common stock as part of its fee for arranging the convertible debenture financing. On March 28, 2000 a warrant for 390,000 shares of common stock was exercised by GEM at a cost of $.01 per share. The closing trading price of IFT's stock on March 28, 2000 was $2.9375, resulting in a total market value of $1,145,625 for the 390,000 common shares. The market value in excess of the $.01 warrant exercise cost, $1,141,725, is reflected in the statement of operations for the twelve months ended December 31, 2000 as an investment advisory fee. During February 2000, IFT issued 195,000 shares of common stock and placed them in escrow in accordance with the convertible debenture purchase agreement entered into on February 25, 2000. The 195,000 shares were to be released from escrow and issued to the purchasers of the convertible debenture in the event of an uncured default by IFT prior to the closing of the convertible debenture purchase agreement. The 195,000 shares of common stock were released to the purchasers of the convertible debenture purchase agreement in conjunction with an amendment to the convertible debenture purchase agreement dated June 16, 2000, and were recorded as an investment advisory fee of $109,688 based on the closing trading price of IFT's stock on that date. The term of GEM's commitment period expired August 24, 2000. GEM was conditionally willing to further extend the deadline, however IFT management determined that the terms and conditions of the extension were not in the best interests of IFT's shareholders and elected not to enter into the extension.

          Payroll expenses were $2,212,305 during the twelve months ended December 31, 2000, as compared to $275,080 for the nine month period ended December 31, 1999. Payroll expenses for the twelve month period ended December 31, 2000 represents an increase of $1,937,225 from the prior period. The increase was primarily due to the Board of Director's granting of restricted stock awards to the executive officers of IFT at two separate times in 2000. The first stock award of 100,000 restricted shares of IFT's common stock was granted to IFT's President/COO and IFT's Chief Executive Officer on February 23, 2000. The 200,000 restricted shares have been reflected in the statement of operations as payroll expense of $550,000 for the twelve months ended December 31, 2000. Additionally, on February 23, 2000, the Board of Directors adopted the Director's Stock Compensation Plan, which provided for an annual award of 10,000 shares of IFT's common stock to Board members as reimbursement for their attendance at the Board meetings. The President/COO and the Chief Executive Officer were each awarded 10,000 restricted shares of IFT's common stock as Board members. These restricted shares have been reflected in the statement of operations as payroll expense of $55,000 for the twelve months ended December 31, 2000. The February 23, 2000 restricted stock award shares value was calculated based on the closing trading price of IFT's stock on February 23, 2000, which was $2.75 per share. The second stock award of 475,000 restricted shares of IFT's common stock was granted to IFT's President/COO and IFT's Chief Executive Officer on October 13, 2000. The 950,000 restricted shares have been reflected in the statement of operations as payroll expense of $593,750 for the twelve months ended December 31, 2000. The October 13, 2000 restricted stock award shares value was calculated based on the closing trading price of IFT's stock on October 13, 2000, which was $.625 per share. Additionally, on January 31, 2000, IFT entered into revised employment agreements with its President/COO and Chief Executive Officer. The revised employment agreements term extended through December 31, 2000 and automatically renewed on January 1, 2001, for another one year term. Under these agreements, the President/COO will receive an annual base salary of $180,000 and 3,000 restricted shares of IFT's common stock per month, and a bonus award as deemed appropriate by the Board of Directors of IFT. The Chief Executive Officer will receive an annual base salary of $180,000 and 6,000 restricted shares of IFT's common stock per month, and a bonus award as deemed appropriate by the Board of Directors of IFT. The 99,000 restricted shares related to the two employment agreements are reflected in the statement of operations as payroll expense of $321,750 for the twelve months ended December 31, 2000. The restricted shares value was calculated based on the closing trading price of IFT's stock on February 1, 2000, which was $3.25 per share. During the twelve month period ended December 31, 2000, payroll expense from restricted common stock issued totaled $834,067 for the Chief Executive Officer and $716,721 for the President/COO. During the twelve month period ended December 31, 2000, payroll expense from payroll accruals pursuant to the employment agreements with the President/COO and the Chief Executive Officer totaled $204,325. Also, stock awards totaling 275,000 restricted shares of IFT's common stock were granted to the three non-employee directors of IFT on October 13, 2000. The 275,000 restricted shares have been reflected in the statement of operations as payroll expense of $171,875 for the twelve months ended December 31, 2000. The October 13, 2000 restricted stock award shares value was calculated based on the closing trading price of IFT's stock on October 13, 2000, which was $.625 per share. On February 23, 2001, IFT's Board of Directors has authorized the issuance of 2,575,000 shares of restricted common stock to executive officers or non-employee directors for stock awards for the year 2001.

          Professional services were $684,367 during the twelve months ended December 31, 2000 as compared to $3,662,718 for the nine months ended December 31, 1999. Professional services for the twelve months ended December 31, 2000 represents a decrease of $2,978,351, or 81.3%, from the prior period. Approximately $350,000 of the professional services for the twelve months ended December 31, 2000 is for accounting and legal fees related to IFT's attempt to obtain financing through the issuance of convertible debentures. The agreements related to the issuance of the convertible debentures required IFT to obtain an effective registration statement from the Securities and Exchange Commission on the unrestricted common shares that would be issued if the convertible debentures were submitted for conversion. IFT obtained an effective registration for the unrestricted shares required by the convertible debenture agreement on March 1, 2001. Accounting and legal fees related to general business development and operations totaled approximately $100,000 for the year 2000. Professionals used for development of IFT's 2000 and 2001 product and business strategy totaled approximately $112,000 and investor relations totaled approximately $42,500 for the year 2000. On July 1, 1999, IFT entered into an agreement with Onkar Corporation, Ltd. to issue 1,500,000 shares of common stock in exchange for various services including introduction to brokers, dealers and potential investors and for facilitating the writing of research reports on IFT. IFT received $750,000 for these shares. The $3,468,750 difference between the value of the shares using the market price at the date of the agreement and the $750,000 of proceeds received from the agreement were reflected in the statement of operations for the nine month period ended December 31, 1999 as professional services expense.

          Research and development costs were $1,782 during the twelve months ended December 31, 2000 as compared to $330,353 for the nine months ended December 31, 1999. Research and development for the twelve months ended December 31, 2000 represents a decrease of $328,571 from the prior period. The decrease is primarily due to decreased testing and laboratory fees of $304,887. IFT conducted a significant portion of its product testing during late 1998 and early 1999. Management expects expenditures for research and development during the year 2001 to be approximately $700,000.

          Interest expense was $1,997,583 for the twelve months ended December 31, 2000 as compared to $405,341 for the nine months ended December 31, 1999. Interest expense for the twelve months ended December 31, 2000 represents an increase of $1,592,242 from the prior period. The increase is primarily due to the amortization of discounts on notes payable in connection with IFT's issuance of common stock warrants to stockholders for advances received. The discount amount amortized during the twelve month period was $1,228,424. During the twelve month period ended December 31, 2000, IFT received advances from stockholders totaling $416,000. In addition to the repayment of principal, each stockholder received a warrant to purchase from IFT up to 25,000 shares of common stock at $.01 per share for each $5,000 in principal advanced to IFT. The value of the warrants, $1,228,424, was based on the market value of IFT's common stock on the day(s) the advances were received. The warrant value was recorded as a discount on the notes payable to stockholders to be amortized as interest expense over the expected repayment period of the advance. The notes payable were repaid during December 2000 either by the issuance of a new note or by the issuance of restricted common stock. The restricted common stock was issued based on a value price of $.30 per share. The market value of IFT's common stock on the day this value was determined was $.50 per share. IFT issued 1,186,669 restricted shares as payment on $356,000 of note principal. The $.20 per share difference between the market value and the determined payment value, or $237,333, is included as interest expense in the statement of operations for the twelve months ended December 31, 2000. In addition, IFT repaid $374,000 of note principal from other advances received with 1,626,086 restricted common shares. The restricted common stock was issued based on a value price of $.23 per share. The market value of IFT's common stock on the day this value was determined was $.55 per share. The $.32 per share difference between the market value and the determined payment value, or $520,347, is included as interest expense in the statement of operations for the twelve months ended December 31, 2000.

          The net loss was $6,687,536 for the twelve months ended December 31, 2000 as compared to the net loss of $5,132,140 for the nine months ended December 31, 1999. Net loss for the twelve months ended December 31, 2000 represents a decrease of $1,555,396, or 30.3%, from the prior period. The net loss per common share was $.36 for the twelve months ended December 31, 2000 as compared to the net loss per common share of $.32 for the nine months ended December 31, 1999.

       Comparison of Nine Months Ended 12/31/99 and Fiscal 3/31/99
       -----------------------------------------------------------

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

       Consulting expenses during the nine months ended December 31, 1999, were $295,000 representing a decrease of $6,045,500 from the corresponding period for 1998. This represents a decrease of 95.3% from the prior period. The decrease is primarily due to the issuance of 1,200,000 shares of IFT common stock to the former Board Chairman during December 1998 for consulting services rendered. These shares were valued at the estimated fair value per share of $5.00.

       Research and development costs during the nine months ended December 31, 1999 was $330,353, representing a decrease of $183,994 from the corresponding period for 1998. This represents a decrease of 35.8% from the prior period. The decrease is primarily due to the reduction in the purchase of testing supplies, rental equipment and decreased testing and laboratory fees.

       Rent expense during the nine months ended December 31, 1999 was $32,685 representing a decrease of $84,948 from the corresponding period of 1998. This represents a 72.2% decrease from the prior period. IFT rents its Las Vegas office space and equipment on a month to month basis from a company related through common ownership. From September 1, 1998 through March 31, 1999 the rent for the Las Vegas office facility was $18,000 per month. After March 31, 1999, the office rent decreased to $5,000 per month to reflect market and operations conditions. The revised rental amount was retroactive to March 1, 1999. A credit was issued in the amount of $13,000 during the nine month period ended December 31, 1999. Prior to September 1, 1998, the office rent was $4,000 per month. IFT rents its St. Louis office space and equipment on a six month lease from a company related through common ownership. Payments totaled $32,500 during the nine month period ended December 31, 1999.

       Payroll expenses during the nine months ended December 31, 1999 were $275,080 representing an increase of $158,407 from the corresponding period of 1998. The increase was primarily due to the hiring of additional employees to administer the day-to-day operations. Additionally, on July 13, 1999, IFT entered into employment agreements with its Chief Executive Officer and Chief Operating Officer which expire January 31, 2000 with options to extend until July 31, 2000. Under the terms of the agreement(s), these officers will each receive base pay of $1,000 per month plus a combined total of 90,000 shares of IFT's common stock payable at the end of the initial term of the agreement. The stock-based compensation earned through December 31, 1999 is $166,587 and has been reflected in these financial statements as payroll expense and as additional paid in capital, calculated based on the trading price of IFT's stock at July 13, 1999 which was $2.1875 per share.

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

       Liquidity and Capital Resources
       -------------------------------

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

       We have met our capital needs since inception primarily through the issuance of restricted common stock as payment for compensation and services rendered, which have totaled $13,445,092 since inception in April 1996, and for the twelve month period ended December 31, 2000, totaled $3,494,616. In addition to these amounts, we have raised $2,808,328 in cash from the issuance of common stock since IFT's inception, with $224,650 of this total raised during the twelve month period ended December 31, 2000. Most of these funds have been raised through private placement transactions. Finally, since IFT's inception, financing totaling $2,179,425 was raised privately through notes payable to various sources, of which $576,671 was repaid, $1,407,754 was converted to common stock, and $195,000 is recorded as a liability on the December 31, 2000, balance sheet. For the twelve months ended December 31, 2000 proceeds from notes payable totaled $890,000 with $27,500 repaid and $730,000 converted to common stock. Notes payable totaling $356,000 were converted at a price of $.30 per share, and included both the outstanding principal and interest owed as of December 15, 2000. Notes payable totaling $374,000 were converted at a price of $.23 per share and included outstanding principal owed as of November 27, 2000.

       The cash used in operating activities is $977,594 for the twelve months ended December 31, 2000 as compared to cash used in operating activities of $1,162,743 for the nine months ended December 31, 1999. Cash used in operations for the twelve months ended December 31, 2000 decreased primarily due to an increase of $200,919 in accrued expenses. The cash used in investing activities was $8,198 for the twelve months ended December 31, 2000 as compared to $25,049 used in investing activities for the nine months ended December 31, 1999. Cash used in investing activities for the twelve months ended December 31, 2000 decreased primarily due to the nine month period ended December 31, 1999 including $15,468 in cash used for employee and stockholder advances. The cash provided by financing activities was $1,087,150 for the twelve months ended December 31, 2000 as compared to $1,214,150 provided by financing activities for the nine months ended December 31, 1999. Cash provided by financing activities for the twelve months ended December 31, 2000 decreased due to $921,800 less in proceeds being received from issuance of common stock while the net activity of notes payable provided funds of $794,800. Net cash increased by $101,358 for the twelve months ended December 31, 2000 as compared to net cash increasing by $26,358 for the nine months ended December 31, 1999.

       The cash used in operating activities for the nine months ended December 31, 1999 was $1,162,743 as compared to $1,396,056 used in operating activities for the year ended March 31, 1999. The cash provided by financing activities was $1,214,150 for the nine months ended December 31, 1999 as compared to $1,395,724 provided by financing activities for the year ended March 31, 1999. Net cash increased by $26,358 for the nine months ended

       December 31, 1999 as compared to net cash decreasing by $4,612 for the year ended March 31, 1999.

       Working capital at December 31, 2000 was ($316,210) as compared to ($308,659) at December 31, 1999.

       During the twelve month period ended December 31, 2000, IFT received advances from stockholders totaling $516,000. For $416,000 of the advances, each stockholder received a warrant to purchase from IFT up to 25,000 shares of restricted common stock at $.01 per share for each $5,000 in principal advanced to IFT. IFT issued 2,030,000 restricted common shares based upon the exercise of the warrants. In addition, IFT repaid $356,000 of the advances received from the stockholders by issuing 1,186,669 restricted common shares and $27,500 of the advances received from stockholders by check disbursement. $132,500 of the advances received from stockholders is recorded as a liability on the December 31, 2000 balance sheet.

       Effective October 27, 1999, IFT merged with and into Blencathia Acquisition Corporation. Blencathia had 300,000 shares outstanding at the time of merger, which it redeemed and canceled. In exchange for 300,000 shares of Blencathia's common stock, IFT issued Blencathia 300,000 shares of its restricted common stock. These restricted common shares are expected to be sold in an amount sufficient to provide the former shareholders of Blencathia with proceeds of $500,000.

       On May 8, 2000, IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement. The 300,000 shares of common stock are included in the statement of stockholders' deficit for the twelve months ended December 31, 2000 but are not included in earnings per share and weighted average share calculations for the twelve month period ended December 31, 2000. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT's approval. If the shares are sold and $500,000 is not generated additional shares may need to be issued to the shareholders of Blencathia. Based on the March 16, 2001 market price, $.51, of IFT's common stock, a total of 980,392 shares would need to be issued to generate the $500,000 proceeds.

       While management can not make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $1.8 million over the remainder of the fiscal year will be necessary in order to enable us to meet our current capital needs. Management believes the proceeds from the convertible debenture financing will be used as follows: $350,000 for specific testing as part of required regulatory procedures as set by the Air Resources Board of California ("CARB"), $350,000 for commercial fleet testing programs, $250,000 for production development and engineering consulting, $1,150,000 for salary expenses and $900,000 working capital for administrative and other capital needs, including investigation of future acquisitions if any. In February 2000, we entered into a convertible debenture purchase agreement to raise $3,000,000 through the sale of convertible debentures to GEM Global Yield Fund, Ltd. and Turbo International Ltd. ("GEM"). During June 2000, this agreement was amended to raise $1,500,000 through the sale of convertible debentures to GEM. In connection with the convertible debenture purchase agreement IFT issued a warrant to GEM for the purchase of 390,000 shares of common stock at $.01 per common share. This warrant was exercised on March 28, 2000. We additionally issued 195,000 shares of common stock to the purchasers of the convertible debenture purchase agreement in conjunction with an amendment to the GEM convertible debenture purchase agreement dated June 16, 2000. The term of GEM's commitment period expired August 24, 2000. GEM was conditionally willing to further extend the deadline, however IFT management determined that the terms and conditions of the extension were not in the best interests of IFT's shareholders and elected not to enter into the extension. On October 16, 2000 we signed a term sheet with The International Investment Group ("IIG") for a $6 million equity line of credit to be funded $3 million over one year with a one-year extension, at our option, for an additional $3 million. During the following months we revised the terms of the October 16, 2000 IIG term sheet and on January 3, 2001 entered into a Securities Purchase Agreement with IIG Equity Opportunities Fund Ltd. ("IIG Fund"), which has a one-year commitment amount of $3 million, with an option at our control for an additional $3 million in financing after the completion of the one-year commitment. The January 3, 2001 Securities Purchase Agreement with the IIG Fund replaced the October 16, 2000 IIG term sheet. On March 1, 2001, IFT completed registration of the common shares required by the January 3, 2001 Securities Purchase Agreement (the "Agreement"). The Agreement provides for IFT to sell up to $250,000 in convertible debentures to the IIG Fund every thirty days. In connection with each convertible debenture purchase IFT is required to issue a warrant for the purchase of 75,000 common shares at the redemption price of 130% of the closing trading price on the day of the convertible debenture purchase. Based on the terms of the Agreement IFT is expecting to recognize interest expense in connection with the issuance of the warrants or with the conversion of the debentures. The amount of interest expense to be recognized will be specifically determined when those events take place. On March 2, 2001, IFT requested a funding in accordance with the Agreement and received the first advance of $200,000 on March 7, 2001.

          Management believes that IFT's anticipated strategic efforts do not require any additional personnel. As such, the administrative budget of $1.8 million for the next year is believed to be adequate. We anticipate approximately $100,000 will be required for initial sales and marketing efforts during the coming year, provided results from our regulatory and commercial efforts described above are positive. It is our intention to begin immediately to generate revenues from license fees, direct sales, joint venture or any other business relationship deemed in the best interests of the shareholders at such time as the regulatory and commercial viability of the PEERFUEL process is proven.

          Management believes that the financial stability provided by having a financing agreement in place allows IFT to pursue strategic relationships with businesses that have complementary pollution technologies and products. Management believes such relationships could serve to enhance the value of IFT as it strives to create commercially viable pollution reduction technologies under the PEERFUEL brand.

          Subsequent Events
          -----------------

          During January 2001, IFT issued 33,333 shares of restricted common stock as a payment for principal and interest on a $10,000 note payable to a stockholder.

          During January 2001, IFT issued 99,000 shares of restricted common stock as a payment on the requirements of the executive officer employment agreements for the year 2000.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

          In the normal course of business, operations of IFT may be exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing, investing and operating transactions. IFT has debt totaling 31% of total liabilities of fixed interest rates and fluctuations in the interest rate could have a material impact on the underlying fair value.

Item 8.   Financial Statements and Supplementary Data

          Financial statements as of and for the twelve month period ended December 31, 2000, as of and for the nine month period ended December 31, 1999, and for the twelve month period ended March 31, 1999, are presented in a separate section of this report following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          The following are the names of our directors and executive officers, their present positions with IFT and information about their background.

          Name                       Age      Title
          ----                       ---      -----
          Jonathan R. Burst           42      Chief Executive Officer, Director, Chairman
          William J. Lindenmayer      41      President, Chief Operating Officer, Director
          Steven D. Walters           33      Chief Financial Officer
          William H. Center           55      Director
          David B. Norris             52      Director
          Harry Demetriou             57      Director

          All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, our Articles of Incorporation provide for not less than one nor more than thirteen directors. Currently, we have five directors. Our by-laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

          Background of Directors and Executive Officers:

          JONATHAN R. BURST has served as our Chief Executive Officer since July 1999. From July 1999 to February 2000 he also served as our President. In February 2000, Mr. Burst was appointed to our Board of Directors and became chairman in June 2000. In 1998, Mr. Burst founded Burcor International, in St. Louis, Missouri, an insurance brokerage firm, and has served as its President since its inception. From 1992 to 1998, Mr. Burst served as Executive Vice President and Managing Director of mergers and acquisitions at Aon Risk Services, a St. Louis, Missouri, mergers and acquisition risk management consulting company. Mr. Burst received his Bachelor of Arts degree in Economics from the University of Missouri in 1981.

          WILLIAM J. LINDENMAYER has served as our President since February 2000. He has also served as our Chief Operating Officer since July 1999. In February 2000, Mr. Lindenmayer was appointed to our Board of Directors. From 1999 to February 2000, Mr. Lindenmayer served as Managing Director of Burcor Capital, LLC, a venture capital merger and acquisitions subsidiary of Burcor International, St. Louis, Missouri. From 1997 to 1999, Mr. Lindenmayer served as president of DLW Partners, LLC, St. Louis, Missouri, a video tape distribution company. From 1995 to 1997, Mr. Lindenmayer served as President of WLI William Lindenmayer Group, Inc., St. Louis, Missouri, a financial consulting company. Mr. Lindenmayer received his Bachelor of Science degree in Business Management from Cornell University in 1982 and his Masters of Business Administration from University of Virginia in 1988.

          STEVEN D. WALTERS, CPA has served as our Chief Financial Officer since October 2000. From 1997 to September 2000, Mr. Walters provided controller and accounting services through Steven D. Walters, CPA. From 1994 to 1997, Mr. Walters served as Chief Financial Officer of Leggoons, Inc., an apparel manufacturing company that was located in Vandalia,

          Missouri. From 1989 to 1994, Mr. Walters served in various positions with two local public accounting firms in St. Louis, Missouri. Mr. Walters received his Bachelor of Science-Business Administration degree from the University of Missouri-St. Louis in May 1989. Mr. Walters passed all four parts of the Uniform CPA Exam in November 1989.

          WILLIAM H. CENTER has served on our Board of Directors since October 2000. Mr. Center is the President of MarketMatch, Inc., a strategic consulting firm established in 1995 specializing in targeted applications within the petroleum industry, including pollution emission control technologies, located in Richmond, Virginia. From 1985 to 1995, Mr. Center served as a Market Manager for Ethyl Corporation.

          DAVID B. NORRIS has served on our Board of Directors since April 1999. Since 1983, Mr. Norris has been the owner and President of Addicks Services, Inc., Richmond, Texas, a construction company.

          HARRY DEMETRIOU has served on our Board of Directors since February 2000. Mr. Demetriou has been a ship owner for over 25 years. The ships are bulk carriers of and transport goods in bulk on a worldwide basis.

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

                              Summary Compensation Table

                                                               Long Term
                                    Annual Compensation       Compensation
                                ----------------------------  ------------
Name and                                            Other      Restricted       All
Principal              Period                      Compen-       Stock         Other
Position               Ended     Salary   Bonus    sation        Awards     Compensation
- --------               -----     ------   -----  --------     ------------  ------------
Jonathan R. Burst,
Chief Executive       12/31/00  $180,000     $0  $         0      $834,067            $0
Officer               12/31/99     5,493      0            0       111,056             0

William J. Linden-    12/31/00   180,000      0            0       716,721             0
mayer, President

          /1/ Consultant Fees

          Perquisites and other personal benefits are omitted because they do not exceed either $50,000 or 10% of the total of annual salary and bonus for the named executive officer.

     Employment Agreements
     ---------------------

     In January 2000, IFT entered into an employment agreement with Mr. Burst to serve as Chief Executive Officer with an annual base salary of $180,000 and 6,000 IFT restricted common shares per month, and a bonus award as deemed appropriate by our Board of Directors. The agreement automatically renewed on January 1, 2001 for another one year term. On February 23, 2000, the Board of Directors granted Mr. Burst 100,000 shares of IFT restricted common stock for his appointment as Chief Executive Officer. On March 6, 2000, Mr. Burst received 10,000 shares of IFT restricted common stock for reimbursement of expenses to be incurred as a member of IFT's Board of Directors. On October 13, 2000, the Board of Directors granted Mr. Burst 475,000 shares of IFT restricted common stock for achieving a milestone event.

     In January 2000, IFT entered into an employment agreement with Mr. Lindenmayer to serve as President/Chief Operating Officer with an annual base salary of $180,000 and 3,000 IFT restricted common shares per month, and a bonus award as deemed appropriate by our Board of Directors. The agreement automatically renewed on January 1, 2001 for another one year term. On February 23, 2000, the Board of Directors granted Mr. Lindenmayer 100,000 shares of IFT restricted common stock for his appointment as President/Chief Operating Officer. On March 6, 2000, Mr. Lindenmayer received 10,000 shares of IFT restricted common stock for reimbursement of expenses to be incurred as a member of IFT's Board of Directors. On October 13, 2000, the Board of Directors granted Mr. Lindenmayer 475,000 shares of IFT restricted common stock for achieving a milestone event.

     Incentives
     ----------

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

     Compensation of Directors
     -------------------------

     On February 23, 2000, the Board of Directors adopted the Director's Stock Compensation Plan, which provides for an annual award of 10,000 shares of IFT's common stock to the Board members as reimbursement for their attendance at the Board meetings. Each Board member will be awarded additional 1,000 shares of IFT's common stock for any three-telephone conference call Board meetings attended. On March 6, 2000, IFT issued 15,000 shares of restricted common stock to each of its non-employee members of the Board of Directors.

     On October 13, 2000, the three non-employee members received restricted IFT common shares totaling 275,000 for achieving a milestone event.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information as of February 28, 2001, regarding the beneficial ownership determined in accordance with the rules of the SEC, which generally attributes beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities, of IFT's common stock of: (i) each person known by IFT to own beneficially more than five percent of IFT's common stock; (ii) each director and nominee for director of the IFT; (iii) each executive officer named in the Summary Compensation Table (see "Executive Compensation"); and (iv) all directors and executive officers of IFT as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.


                     Name of             Amount and Nature of    Percent of
                 Beneficial Owner        Beneficial Ownership  Common Stock/1/
                 ----------------        --------------------  --------------

             Jonathan R. Burst/2/                   1,616,000       6.6%
             William J. Lindenmayer/3/                698,000       2.8%
             Steven D. Walters                              0       0.0%
             William H. Center                            100       0.0%
             David B. Norris                          896,562       3.6%
             Harry F. Demetriou/4/                    866,667       3.5%
             All directors and executive
             officers as a group                    4,077,329      16.5%

             /1/Based upon 24,692,786 outstanding shares of common stock. /2/Includes 150,000 shares owned by Burcor Capital, LLC of which
                Mr. Burst is an executive officer and deemed to be the beneficial owner of such shares.
             /3/Includes 50,000 shares owned by Burcor Capital, LLC of which Mr.
                Lindenmayer is an executive officer and deemed to be the beneficial owner of such shares.
             /4/Includes 866,667 shares owned by Observor Acceptances, Ltd. of which Mr. Demetriou is the sole owner and deemed to be the beneficial owner of such shares.

          Section 16(a) Beneficial Ownership Reporting Compliance
          -------------------------------------------------------

          Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires IFT's executive officers and directors, and persons who beneficially own more than ten percent of IFT's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish IFT with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to IFT and written representations from IFT's executive officers and directors, IFT believes that during fiscal 2000 Forms 3 and 4 were not filed on a timely basis for IFT's executive officers and directors. IFT believes all such delinquent reports have since been filed.

Item 13.  Certain Relationships and Related Transactions

          IFT obtains general and administrative services and rents office space and equipment from Burcor Capital, LLC, a company related through common ownership (Mr. Jonathan Burst, executive officer and director of IFT, is the founder and president of Burcor Capital, LLC), under an agreement requiring monthly payments of $5,000. Expenses recorded as professional services totaled $60,000 during the twelve month period ended December 31, 2000 and $32,500 during the nine month period ended December 31, 1999.

       On April 26, 1999, at the Annual Shareholders Meeting, the Shareholders of IFT approved the engagement of Burcor Capital, LLC as IFT's investment bankers to develop investment and marketing relationships in connection with a merger or consolidation of IFT with any other business entity, the sale of all or part of IFT securities for cash or in exchange for other tangible or intangible consideration ("Potential Transactions") and the planning and actions taken for the purpose of effecting one or more Potential Transactions. As of December 31, 2000 no amounts have been paid related to this agreement.

       On October 7, 1999, we entered into an Advisory Agreement with Mr. Harry Demetriou, a director of IFT, on a non-exclusive basis to render financial advisory services in connection with the possible sale of IFT. As of December 31, 1999 no payments had been made related to this agreement. During June 2000 this agreement was canceled and replaced with an agreement that provided for payment of 250,000 restricted common shares. These shares were issued on June 16, 2000 with a value of $218,750.

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

       During June 2000, IFT purchased a Directors and Officers Liability insurance policy from Burcor Insurance Group, a company owned by Jonathan Burst.

       During the year 2000, IFT paid MarketMatch, Inc. $106,293 for professional services. MarketMatch, Inc. is owned and operated by William Center. William Center became a director of IFT in October 2000.

       During the year 2000, IFT paid Steven D. Walters, CPA $25,168 for professional services. Steven D. Walters, CPA was owned and operated by Steven Walters. Steven Walters was appointed as the Chief Financial Officer of IFT in October 2000.

       During the year 2000, IFT received advances from stockholders totaling $516,000. For $416,000 of the advances each stockholder received a warrant to purchase from IFT up to 25,000 shares of restricted common stock at $.01 per share for each $5,000 in principal advanced to IFT.
       IFT issued 2,030,000 restricted common shares based upon the exercise of the warrants. In addition, IFT repaid $356,000 of the advances received from the stockholders by issuing 1,186,669 restricted common shares and $27,500 of the advances received from stockholders by check disbursement. $132,500 of the advances received from stockholders is recorded as a liability on the December 31, 2000 balance sheet.

                                    PART IV

Item 14.  Exhibits, Financial Statements and Schedules, and Reports on Form 8-K

          (a) Document List

          1.  Financial Statements

               See index to financial statements and supporting schedules on page F-1 of this annual report on Form 10-K

          2.  Financial Statement Schedules

               All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

          3. Exhibits Required by Securities and Exchange Commission Regulation S-K

               The following exhibits are filed as part of the report or are incorporated by reference:

               EXHIBITS
               --------

                **2.1 Agreement and Plan of Merger between Blencathia Acquisition Corporation and and International Fuel Technology, Inc.

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

              ***10.6   IIG Securities Purchase Agreement

                *16.1 Letter, dated January 21, 2000, from McGladrey & Pullen, LLP to the Registrant regarding resignation of certifying accountant

                *16.2 Letter, dated February 10, 2000, from McGladrey & Pullen, LLP regarding client-auditor relationship.

                 23.1   Consents of BDO Seidman, LLP

               23.2   Consents of McGladrey & Pullen, LLP

            *Incorporated by reference to Exhibits to Form 8-K filed on February
             10, 2000

           **Incorporated by reference to Exhibits to Form 10-K filed on May 10,
             2000

          ***Incorporated by reference to Exhibits to S-1 filed on January 16,
             2001

     (b)  Reports on Form 8-K

          - Form 8-K filed October 20, 2000, including press release as an exhibit.

          - Form 8-K filed October 20, 2000, including press release as an exhibit.

          - Form 8-K filed November 8, 2000, including press release as an exhibit.

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

Notes to Financial Statements                         F-8 - F-21

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'

     To the Board of Directors and Stockholders
     International Fuel Technology, Inc.
     St. Louis, Missouri

     We have audited the accompanying balance sheets of International Fuel Technology, Inc. (a Nevada corporation in the development stage) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficit and cash flows for the twelve month and nine month periods then ended and the related statements of operations and cash flows for the period from inception (April 9, 1996) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of International Fuel Technology, Inc. for the period from inception (April 9,
     1996) to March 31, 1999. Such statements are included in the cumulative inception to December 31, 2000 totals of the statements of operations and cash flows and reflect a net loss of 44% of the related cumulative total. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception (April 9, 1996) to March 31, 1999 included in the cumulative totals, is based solely upon the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of International Fuel Technology, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the twelve month and nine month periods then ended and for the period from inception (April 9, 1996) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

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


     BDO SEIDMAN, LLP

     St. Louis, Missouri
     February 7, 2001 (except for Notes 2 and 9, as to which the date is March 7, 2001)

                         INDEPENDENT AUDITOR'S REPORT


     To the Board of Directors
     International Fuel Technology, Inc.
     Las Vegas, Nevada

     We have audited the accompanying statements of operations, stockholders' deficit and cash flows of International Fuel Technology, Inc., a development stage company, for the year ended March 31, 1999. These financial statements are the responsibility of IFT's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free
     of material misstatements.   An audit includes examining, on a test basis,
     evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of International Fuel Technology, Inc. for the year ended March 31, 1999 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will conduct operations as a going concern. The Company has not yet commenced the operations for which it was organized and its total liabilities exceed its total assets. Furthermore, the Company may need to raise substantial capital in order to implement its business plan. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     McGLADREY & PULLEN, LLP

     Las Vegas, Nevada
     September 27, 1999

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

                                                                             December 31,           December 31,
ASSETS                                                                          2000                   1999
- ----------------------------------------------------------------------------------------------------------------
Current Assets
 Cash                                                                      $      128,204          $      26,846
 Employee receivable                                                                    -                    468
 Note receivable, stockholder (Note 6)                                                  -                 15,000
 Prepaid insurance                                                                 29,107                 12,719
                                                                           --------------          -------------
                         Total current assets                                     157,311                 55,033
                                                                           --------------          -------------

Machinery and Equipment
 Machinery and equipment                                                           23,703                 15,505
 Accumulated depreciation                                                          (5,592)                (2,374)
                                                                           --------------          -------------
                    Total machinery and equipment                                  18,111                 13,131
                                                                           --------------          -------------
                                                                           $      175,422          $      68,164
                                                                           ==============          =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
- -------------------------------------
Current Liabilities
 Accounts payable                                                          $      227,748          $     110,691
 Accounts payable-stockholders (Note 6)                                                 -                187,095
 Accrued payroll expenses                                                         204,325                  3,406
 Accrued interest                                                                   8,948                      -
 Notes payable to stockholders (Note 4)                                            32,500                 62,500
                                                                           --------------          -------------
                         Total current liabilities                                473,521                363,692
                                                                           --------------          -------------
Long-Term Liabilities
 Notes payable to stockholder (Note 4)                                            162,500                      -
                                                                           --------------          -------------
                         Total liabilities                                        636,021                363,692
                                                                           --------------          -------------

Commitments and Contingencies (Note 2)

Stockholders' Deficit (Note 5)
 Common stock, $.01 par value; authorized, 150,000,000,
  24,560,453 and 16,818,339 shares issued and outstanding at
   December 31, 2000 and 1999, respectively                                       245,604                168,184
 Discount on common stock                                                        (819,923)              (816,923)
 Additional paid-in capital                                                    21,208,288             14,760,243
 Deficit accumulated during the development stage                             (21,094,568)           (14,407,032)
                                                                           --------------          -------------
                         Total stockholders' deficit                             (460,599)              (295,528)
                                                                           --------------          -------------
                                                                           $      175,422          $      68,164
                                                                           ==============          =============


See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

                                                               Twelve                                                From  Inception
                                                               Months              Nine Months      Twelve Months    (April 9, 1996)
                                                               Ended                  Ended             Ended            Through
                                                            December 31,            December 31,      March 31,        December 31,
                                                            ------------            ------------    -------------     --------------
                                                                 2000                  1999               1999               2000
- ------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                    $          -            $         -        $         -     $         -
Cost of Revenues                                                       -                      -                  -               -
                                                            ------------            -----------        -----------     -----------
Gross Profit                                                           -                      -                  -               -
                                                            ------------            -----------        -----------     -----------

Operating Expenses:
 Advertising and marketing                                        20,522                 12,913             11,106          44,541
 Board meeting expense (Note 5)                                  117,216                      -                  -         117,216
 Consulting (Notes 5 and 6)                                      285,132                295,000          6,342,000       7,643,396
 Insurance                                                        34,454                 17,806                  -          52,260
 Investment advisory fee (Note 5)                              1,251,413                      -                  -       1,251,413
 Office                                                            9,208                 12,741             26,377          76,101
 Other                                                            24,014                 72,645             35,782         144,924
 Payroll (Note 5)                                              2,212,305                275,080            180,327       2,736,907
 Professional services (Note 5)                                  684,367              3,662,718             84,634       4,476,901
 Rent                                                              9,219                 32,685            146,000         285,180
 Research and development costs                                    1,782                330,353            842,905       1,544,859
 Stock transfer fees                                               2,825                  5,249             18,378          26,452
 Telephone                                                         8,889                  2,957             23,171          52,585
 Travel                                                           28,607                  6,652             41,164         143,482
                                                            ------------            -----------        -----------     -----------
               Total operating expenses                        4,689,953              4,726,799          7,751,844      18,596,217
                                                            ------------            -----------        -----------     -----------
       Net loss from operations                                4,689,953            $ 4,726,799          7,751,844      18,596,217
       Interest expense (Note 4)                               1,997,583                405,341             87,909       2,498,351
                                                            ------------            -----------        -----------     -----------
       Net loss before income taxes                            6,687,536              5,132,140          7,839,753     $21,094,568
                                                                                                                       ===========
       Provision for income taxes                                      -                      -                  -
                                                            ------------            -----------        -----------
       Net loss                                             $  6,687,536            $ 5,132,140        $ 7,839,753
                                                            ============            ===========        ===========
                    Basic and diluted net loss
                     per common share                       $        .36            $       .32        $       .59
                                                            ============            ===========        ===========

Weighted average common shares outstanding                    18,827,802             15,800,725         13,390,417


See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                                       Discount
                                                                      Common          Common              on
                                                                       Stock          Stock             Common        Additional
                                                                       Shares         Amount             Stock     Paid-In Capital
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, April 1, 1997                                                   296,439      $   2,964      $   (14,670)     $    171,044
Issuances of common stock for cash                                       158,350          1,584                -           286,288
Issuances of common stock for technology (Note 5)                      5,320,952         53,209         (532,095)          478,886
Issuances of common stock (Note 5)                                       142,280          1,423                -            (1,423)
Issuances of common stock for services (Note 5)                        1,211,883         12,119                -           109,070
Expense recorded for services rendered  by consultants (Note 5)                               -                -           169,980
Issuance of common stock for compensation (Note 5)                        70,100            701                -             6,309
Issuances of common stock in connection with the
  acquisition of United States Fuel Technology,  Inc. (Note 3)         2,795,979         27,960                -           346,545
Cancellation of shares (Note 3)                                          (94,400)          (944)           9,440            (8,496)
Net loss                                                                                      -                -                 -
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, April 1, 1998                                                 9,901,583         99,016         (537,325)        1,558,183
Issuances of common stock for cash                                       200,000          2,000                -           998,000
Issuances of common stock for services (Note 5)                        1,200,000         12,000                -         5,988,000
Issuances of common stock in connection with the
  acquisition of Scientific Fuel Technology, LLC (Note 3)              2,795,979         27,960         (279,598)          251,638
Net loss                                                                                      -                -                 -
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, April 1, 1999                                                14,097,562        140,976         (816,923)        8,795,821
Issuances of common stock for services and cash (Note 5)               1,500,000         15,000                -         4,203,750
Issuances of common stock for cash (Note 5)                              794,740          7,947                -           388,503
Issuances of common stock for compensation (Note 5)                        2,500             25                -             6,975
Conversion of debt  (Note 4)                                             423,537          4,236                -         1,198,609
Accrued stock based compensation (Note 5)                                                     -                -           166,585
Net loss                                                                                      -                -                 -
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                                              16,818,339        168,184         (816,923)       14,760,243
Issuances of common stock for cash and services (Note 5)                 101,800          1,018                -           330,682
Issuances of common stock for compensation (Note 5)                       90,000            900                -            29,388
Issuances of common stock for services (Note 5)                           92,559            925                -           277,726
Issuances of common stock for compensation (Note 5)                      200,000          2,000                -           548,000
Issuances of common stock for services (Note 5)                          195,000          1,950                -           107,738
Issuance of common stock for services and cash (Note 5)                  390,000          3,900                -         1,141,725
Issuance of common stock for services (Note 5)                           250,000          2,500                -           216,250
Issuance of common stock warrants for notes payable-
  stockholders (Note 4)                                                        -              -                -         1,228,424
Issuance of common stock for warrants exercised (Note 5)               2,030,000         20,300                -                 -
Issuance of common stock for compensation (Note 5)                     1,255,000         12,550                -           776,511
Issuance of common stock for services (Note 5)                            25,000            250                -            10,298
Conversion of debt (Note 4)                                            1,626,086         16,261                -           878,086
Conversion of debt and interest (Note 4)                               1,186,669         11,866                -           581,467
Issuance of contingently issued common stock (Note 5)                    300,000          3,000           (3,000)                -
Accrued stock based compensation (Note 5)                                      -              -                -           321,750
Net loss                                                                       -              -                -                 -
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                            24,560,453      $ 245,604      $  (819,923)     $ 21,208,288
==================================================================================================================================

                                                                     Accumulated
                                                                     Deficit During
                                                                     Development
                                                                        Stage           Total
- ------------------------------------------------------------------------------------------------
Balance, April 1, 1997                                             $    (344,473)   $   (185,135)
Issuances of common stock for cash                                             -         287,852
Issuances of common stock for technology (Note 5)                              -               -
Issuances of common stock (Note 5)                                             -               -
Issuances of common stock for services (Note 5)                                -         121,189
Expense recorded for services rendered  by consultants (Note 5)                -         169,980
Issuance of common stock for compensation (Note 5)                             -           7,010
Issuances of common stock in connection with the
  acquisition of United States Fuel Technology,  Inc. (Note 3)                 -         374,505
Cancellation of shares (Note 3)                                                -               -
Net loss                                                              (1,090,666)     (1,090,666)
- ------------------------------------------------------------------------------------------------
Balance, April 1, 1998                                                (1,435,139)       (315,265)
Issuances of common stock for cash                                             -       1,000,000
Issuances of common stock for services (Note 5)                                -       6,000,000
Issuances of common stock in connection with the
  acquisition of Scientific Fuel Technology, LLC (Note 3)                      -               -
Net loss                                                              (7,839,753)     (7,839,753)
- ------------------------------------------------------------------------------------------------
Balance, April 1, 1999                                                (9,274,892)     (1,155,018)
Issuances of common stock for services and cash (Note 5)                       -       4,218,750
Issuances of common stock for cash (Note 5)                                    -         396,450
Issuances of common stock for compensation (Note 5)                            -           7,000
Conversion of debt  (Note 4)                                                   -       1,202,845
Accrued stock based compensation (Note 5)                                      -         166,585
Net loss                                                              (5,132,140)     (5,132,140)
- ------------------------------------------------------------------------------------------------
Balance, January 1, 2000                                             (14,407,032)       (295,528)
Issuances of common stock for cash and services (Note 5)                       -         331,700
Issuances of common stock for compensation (Note 5)                            -          30,288
Issuances of common stock for services (Note 5)                                -         278,651
Issuances of common stock for compensation (Note 5)                            -         550,000
Issuances of common stock for services (Note 5)                                -         109,688
Issuance of common stock for services and cash (Note 5)                        -       1,145,625
Issuance of common stock for services (Note 5)                                 -         218,750
Issuance of common stock warrants for notes payable-
  stockholders (Note 4)                                                        -       1,228,424
Issuance of common stock for warrants exercised (Note 5)                       -          20,300
Issuance of common stock for compensation (Note 5)                             -         789,061
Issuance of common stock for services (Note 5)                                 -          10,548
Conversion of debt (Note 4)                                                    -         894,347
Conversion of debt and interest (Note 4)                                                 593,333
Issuance of contingently issued common stock (Note 5)                          -               0
Accrued stock based compensation (Note 5)                                      -         321,750
Net loss                                                              (6,687,536)     (6,687,536)
- ------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                         $ (21,094,568)   $   (460,599)
================================================================================================

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                          Twelve Months       Nine Months      Twelve Months    From Inception
                                                              Ended              Ended             Ended       (April 9, 1996)
                                                           December 31,      December 31,        March 31,     to December 31,
                                                              2000               1999               1999              2000
- ------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                                   $ (6,687,536)     $ (5,132,140)      $ (7,839,753)    $ (21,094,568)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                                    3,218             1,614                760             5,592
  Stock issued and additional paid in capital
    recognized for services and compensation                  3,494,616         3,642,335          6,000,000        13,445,092
  Interest expense recognized-discount on notes payable       1,228,424                 -                  -         1,228,424
  Interest expense recognized-conversion of debt                757,680           355,771                  -         1,113,451
  Change in assets and liabilities:
    (Increase) decrease in prepaid insurance                    (16,388)          (12,719)               590           (29,107)
    Increase (decrease) in accounts payable                     132,525          (203,288)           313,979           243,216
    Increase (decrease) in accounts payable-stockholders       (100,000)          187,095                  -            87,095
    Increase (decrease) in accrued payroll expenses             200,919            (1,411)           128,368           204,325
    Increase in accrued interest                                  8,948                 -                  -           151,768
                                                           -------------------------------------------------------------------
Net cash used in operating activities                          (977,594)       (1,162,743)        (1,396,056)       (4,644,712)
                                                           -------------------------------------------------------------------

Cash Flows from Investing Activities
  Acquisition of machinery and equipment                         (8,198)           (9,581)            (4,280)          (22,059)
  Increase in employee and stockholder receivables                    -           (15,468)                 -           (15,468)
  Cash acquired in connection with the purchase of
    United States Fuel Technology, Inc.                               -                 -                  -               358
                                                           -------------------------------------------------------------------
Net cash used in investing activities                            (8,198)          (25,049)            (4,280)          (37,169)
                                                           -------------------------------------------------------------------

Cash Flows from Financing Activities
  Increase (decrease) in amount due to
    related party                                                     -                 -           (142,000)           26,500
  Increase in due to United States Fuel Technology, Inc               -                 -                  -           372,503
  Proceeds from common stock issued                             224,650         1,146,450          1,000,000         2,808,328
  Proceeds from notes payable                                   890,000           325,700            828,895         2,179,425
  Payment on notes payable                                      (27,500)         (258,000)          (291,171)         (576,671)
                                                           -------------------------------------------------------------------
Net cash provided by financing activities                     1,087,150         1,214,150          1,395,724         4,810,085
                                                           -------------------------------------------------------------------

Net increase (decrease) in cash                                 101,358            26,358             (4,612)          128,204
Cash, beginning                                                  26,846               488              5,100                 -
                                                           -------------------------------------------------------------------
Cash, ending                                               $    128,204      $     26,846       $        488     $     128,204
                                                           ===================================================================

Supplemental Cash Flow Information
  Interest paid                                            $      2,531      $          -       $      2,100     $       4,631
                                                           ===================================================================
  Taxes paid                                               $          -      $          -       $          -     $           -
                                                           ===================================================================

See Notes to Financial Statements.

     INTERNATIONAL FUEL TECHNOLOGY, INC.
     (A DEVELOPMENT STAGE COMPANY)

     NOTES TO FINANCIAL STATEMENTS
     -----------------------------

     Note 1.   Nature of Business and Significant Accounting Policies

     Nature of business
     ------------------

     International Fuel Technology, Inc., ("IFT") is a developmental stage company which was incorporated under the laws of the State of Nevada on April 9, 1996 and was formerly known as MagnoDynamic Corporation. IFT was formed primarily for the production of a family of proprietary fuels known as PEERFUELTM. IFT developed a process, which it believes will make diesel fuel burn more efficiently and with less emissions. IFT, as described in
     Note 3, has acquired United State Fuel Technology, Inc, and Scientific Fuel Technology, LLC, to streamline the selling of PEERFUELTM. IFT, as described in Note 5, has acquired Blencathia Acquisition Corporation to ensure IFT would remain a fully trading and reporting entity on the OTC Bulletin Board. United States Fuel Technology, Inc., Scientific Fuel Technology, LLC, and Blencathia Acquisition Corporation were all dissolved subsequent to their merger into IFT. IFT, as described in Note 10, has changed its fiscal year end effective with the merger with Blencathia Acquisition Corporation to December 31. Currently, IFT is testing the treated diesel fuel in the State of California and hopes the test results will persuade the State of California to use IFT's product in the State's diesel engines.

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

     Machinery and equipment
     -----------------------

     Machinery and equipment are stated at cost. Depreciation is computed on the straight-line method over the appropriate estimated useful lives of the assets.

     Deferred taxes
     --------------

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating losses and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more

     INTERNATIONAL FUEL TECHNOLOGY, INC.
     (A DEVELOPMENT STAGE COMPANY)

     NOTES TO FINANCIAL STATEMENTS
     -----------------------------

     likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

     The fair value of notes payable approximate their carrying basis based on the nature of these obligations and current interest rates approximating stated interest rates.

     New Accounting Pronouncements
     -----------------------------

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued in June 1998, requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe it will have any impact on the financial statements.

     Reclassifications
     -----------------
     Certain amounts from the prior years' financial statements have been reclassified to conform to the current period presentation.

     INTERNATIONAL FUEL TECHNOLOGY, INC.
     (A DEVELOPMENT STAGE COMPANY)

     NOTES TO FINANCIAL STATEMENTS
     -----------------------------

     Note 2.   Ability to Continue as a Going Concern

     IFT's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. IFT has incurred significant losses since inception and has previously had limited funds with which to operate. Management is in the process of executing a strategy based upon developing pollution emission control technologies that also offer enhanced engine performance with respect to greater fuel economy. IFT already has one technology in development, and is seeking to add other technologies through acquisitions. Management anticipates receiving necessary regulatory and commercial acceptance for its existing technology and acquired technologies within the next twelve months. Immediately thereafter, IFT expects to begin licensing its products and or selling them directly to the commercial marketplace, with IFT eventually generating a level of revenues sufficient to meet IFT's working capital requirements. On March 1, 2001, IFT completed registration of the common shares required by the January 3, 2001 Securities Purchase Agreement (the "Agreement"). The Agreement provides for IFT to sell up to $250,000 in convertible debentures to the IIG Fund every thirty days. On March 2, 2001 IFT initiated the first convertible debenture purchase and on March 7, 2001 received $200,000. On October 16, 2000 we signed a term sheet with The International Investment Group ("IIG") for a $6 million equity line of credit to be funded $3 million over one year with a one-year extension, at our option, for an additional $3 million. During the following months we revised the terms of the October 16, 2000 IIG term sheet and on January 3, 2001 entered into a Securities Purchase Agreement with IIG Equity Opportunities Fund Ltd. ("IIG Fund"), which has a one-year commitment amount of $3 million, with an option at our control for an additional $3 million in financing after the completion of the one-year commitment. The January 3, 2001 Securities Purchase Agreement with the IIG Fund replaced the October 16, 2000 IIG term sheet. While management can not make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $1.8 million over the remainder of 2001 will be necessary in order to enable us to meet our current capital needs. We believe the proceeds from the convertible debenture financing will be used as follows: $350,000 for specific testing as part of required regulatory procedures as set by the Air Resources Board of California ("CARB"), $350,000 for commercial fleet testing programs, $250,000 for production development and engineering consulting, $1,150,000 for salary and $900,000 working capital for administrative and other capital needs, including investigation of future acquisitions, if any.

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

     Note 3.   Acquisitions of Subsidiaries

     On April 3, 1998, the stockholders approved a merger with United States Fuel Technology, Inc. ("USFT"), effective March 31, 1998. USFT was formed primarily to market PEERFUELSTM in North America. IFT granted USFT an exclusive license to market its product pursuant to an Amended and Restated License Agreement dated October 16, 1997, in exchange for 94,400 shares of USFT common stock. Because IFT did not have a commercially viable product, USFT did not have any revenues but had incurred some general and administrative expenses through the date of the merger, the most significant of which were consulting and professional fees. As a result of the merger, each non-dissenting holder of outstanding shares of USFT Common Stock received one share of IFT Common Stock. IFT issued 2,795,979 shares. This merger has been accounted for as a purchase based upon the net asset value, which represented the fair value, of USFT on March 31, 1998.

     IFT's investment in USFT consisted of the 94,400 shares of USFT common stock issued to IFT in exchange for certain marketing rights. These shares were valued at zero by IFT and were redeemed and canceled in connection with the acquisition of USFT.

     INTERNATIONAL FUEL TECHNOLOGY, INC.
     (A DEVELOPMENT STAGE COMPANY)

     NOTES TO FINANCIAL STATEMENTS
     -----------------------------

     On May 29, 1998 IFT merged with Scientific Fuel Technology, LLC ("SFT"), a company related through common ownership. The assets and liabilities of SFT consisted solely of an agreement whereby SFT would receive 50% of USFT's rights pursuant to the Amended and Restated License Agreement dated October 16, 1997 with IFT. As IFT did not have a commercially viable product at the time of the merger with SFT, there had been no payments made to SFT and SFT had not yet begun operations. This marketing agreement was valued by SFT at zero due to the uncertainty of the future revenues. SFT had no revenues, expenses, assets or liabilities as of the date of the purchase. Management believed it was no longer in IFT's best interest to be contractually bound to acquire these sales and marketing services from SFT and, accordingly it initiated the merger with SFT. As a result of the merger, 2,795,979 shares of IFT were exchanged for the member interests in SFT. The issuance of these shares was accounted for by recording a discount on common stock equal to the par value of stock issued.

     Note 4.   Notes Payable to Stockholders

     In March 2000 ONKAR Corporation, Ltd. ("ONKAR"), a stockholder of IFT, advanced IFT $50,000 which is due in March 2005 and has an annual interest rate of 6%. In April 2000 ONKAR advanced IFT $50,000 which is due in April 2005 and has an annual interest rate of 6%. In addition, at December 31, 2000 and 1999, IFT has a note payable to ONKAR for $62,500 which is due in November 2004 at an annual interest rate of 6%. At December 31, 1999 the $62,500 note payable was classified as a current liability due to payment provisions in effect at that time.

     During the twelve month period ended December 31, 2000 IFT received advances from stockholders totaling $416,000. IFT repaid $356,000 of the advances received from the stockholders by issuing 1,186,669 restricted common shares and repaid $27,500 of the advances received from stockholders by cash. In connection with the issuance of the 1,186,669 restricted common shares IFT recognized $237,333 in interest expense due to the fair value of the stock on the date of extinguishment exceeding the carrying value by this amount. Notes payable to stockholders totaling $32,500 with an annual interest of 10% and a due date of April 30, 2001 is recorded as a liability on the December 31, 2000 balance sheet. In addition to the repayment of principal each stockholder received a warrant to purchase from IFT up to 25,000 shares of common stock at $.01 per share for each $5,000 in principal advanced to IFT. The value of the warrants, $1,228,424 based on the market value of IFT's common stock on the day(s) the advances were received has been recorded as a discount on the notes payable to stockholders and as an addition to additional paid in capital. During the twelve months ended December 31, 2000, $1,228,424 was amortized against the discount on notes payable to stockholders and recognized as interest expense.

     During the twelve month period ended December 31, 2000 IFT received advances totaling $374,000 from four individuals. IFT repaid $374,000 of the advances received by issuing 1,626,086 restricted common shares. In connection with the issuance of the 1,626,086 restricted common shares IFT recognized $520,347 in interest expense due to the fair value of the stock on the date of extinguishment exceeding the carrying value by this amount.

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

               Date                                   Shares
               ----                                   -----------
               April 1997                               1,558,084
               July 1997                                  783,944
               August 1997                                 51,800
               September 1997                           2,927,124
                                                        ---------
               Total year ended March 31, 1998          5,320,952
                                                        =========

     IFT also issued shares to certain stockholders in exchange for services and certain corporate officers were issued stock as additional compensation. Management valued the services that were received at their fair value. Common stock shares were issued, at par, to equal the fair value of the services. The fair value of the services and additional compensation was $128,199 in fiscal 1998. The shares were issued as the services were rendered as follows:

                                                                      Expense
               Date                                  Shares           Amount
               ----                                  ------           ------

               SERVICES:
               --------
               April 1997                                   6,900
               May 1997                                    10,900
               July-August 1997                           251,315
               September 1997                             942,768
                                                        ---------
               Total year ended March 31, 1998          1,211,883    $ 121,189
                                                        =========    =========
               COMPENSATION:
               ------------
               April 1997                                  10,000
               July 1997                                   10,100
               September 1997                              50,000
                                                        ---------
               Total year ended March 31, 1998             70,100    $   7,010
                                                        =========    =========

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


            Date                               Total Additional Shares
            ----                               -----------------------
            July 1997                                            6,350
            August 1997                                         40,000
            September 1997                                      95,930
                                                               -------
            Total year ended March 31, 1998                    142,280
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

     On July 1,1999, IFT entered into a one year advisory agreement with ONKAR Corporation, Ltd. ("ONKAR") for various services including introductions to brokers, dealers and potential investors and ONKAR agrees to facilitate the writing of a minimum of three research reports on IFT. Two of these research reports have been received by IFT, one dated July 22, 1999 and one dated August 25, 1999. The third research report was not generated and no services were

     INTERNATIONAL FUEL TECHNOLOGY, INC.
     (A DEVELOPMENT STAGE COMPANY)

     NOTES TO FINANCIAL STATEMENTS
     -----------------------------

     provided after September 30, 1999 due to IFT terminating the agreement. As consideration for the services, ONKAR received the right to purchase 1.5 million shares of restricted common stock at $.50 per share. These rights were issued and exercised with IFT receiving cash proceeds of $750,000.
     IFT determined the value of the services to be provided based upon the market value of the common stock, $2.81, on July 1, 1999, the date of the agreement. The total value of this agreement was determined to be $4,218,750. The amount in excess of the cash proceeds received of $750,000 has been charged to operations as professional services. No shareholders of IFT were shareholders of ONKAR prior to this transaction.

     On July 13, 1999 IFT entered into employment agreements with its Chief Executive Officer and Chief Operating Officer which expired on January 31, 2000. Under the terms of these agreements, these officers each received base pay of $1,000 per month plus up to a total of 60,000 and 30,000 shares of IFT's stock, respectively, payable at the end of the initial term of the agreements. The shares were earned ratably on a monthly basis. The value of the stock based compensation for these 90,000 shares is $196,875. The stock based compensation earned through December 31, 1999, $166,585, reflected in these financial statements as payroll expense and as additional paid in capital, has been calculated based on the trading price of IFT's stock at July 13, 1999.

     On April 26, 1999 IFT offered all stockholders of record on March 31, 1999 the right to purchase 900 common shares at $.50 per share. During January 2000 IFT issued 1,800 shares and received proceeds of $450 as a result of this offering which expired May 28, 1999. The $450 for the other 900 shares was received during the nine month period ended December 31, 1999.

     During January 2000 IFT issued 100,000 shares of common stock in a private placement for $200,000 to a company whose sole owner is a director of IFT. The market value of the shares on the date of issuance was $331,250. The $131,250 of market value in excess of the cash amount received has been recorded as consulting expense during the twelve month period ended December 31, 2000.

     The 90,000 shares earned by the Chief Executive Officer and Chief Operating Officer under employment agreements which expired on January 31, 2000 were issued on January 31, 2000. The stock based compensation earned through January 31, 2000, $30,288, reflected in these financial statements as payroll expense and as additional paid in capital, has been calculated based on the trading price of IFT's stock at July 13, 1999.

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

     In February 2000, we entered into a convertible debenture purchase agreement to raise $3,000,000 through the sale of convertible debentures to GEM Global Yield Fund, Ltd. and Turbo International Ltd. ("GEM"). During June 2000 this agreement was amended to raise $1,500,000 through the sale of convertible debentures to GEM. In connection with the convertible debenture purchase agreement IFT issued a warrant to GEM for the purchase of 390,000 shares of common stock at $.01 per common share. During February 2000 IFT issued 195,000 shares of common stock and placed them in escrow in accordance with the convertible debenture purchase agreement entered into in February 2000. The shares were to be released from escrow and issued to the purchasers of the convertible debenture in the event of an uncured default by IFT prior to the closing of the convertible debenture purchase agreement. The 195,000 shares of common stock were released to the purchasers of the convertible debenture purchase agreement in conjunction with an amendment to the convertible debenture purchase agreement dated June 16, 2000, and were recorded as an investment advisory fee of $109,688 based on the trading price of IFT's stock.

     On March 28, 2000 a warrant for 390,000 shares of common stock was exercised by GEM Global Yield Fund Limited at a cost of $.01 per share. The closing trading price of IFT's stock on March 28, 2000 was $2.9375, resulting in a total market value of $1,145,625 for the 390,000 common shares. The market value in excess of the $.01 warrant exercise cost, $1,141,725, is reflected in the statement of operations for the twelve months ended December 31, 2000 as an investment advisory fee.

     On June 19, 2000 IFT issued 250,000 common shares to a director of IFT for consulting services. The value of the shares, $218,750, was recorded to consulting expense and was based on the trading price of IFT's stock on June 19, 2000.

     During the twelve month period ended December 31, 2000 IFT issued 2,030,000 common shares due to the exercise of warrants issued in connection with the advances received from stockholders discussed in Note 4. There are no warrants outstanding at December 31, 2000.

     INTERNATIONAL FUEL TECHNOLOGY, INC.
     (A DEVELOPMENT STAGE COMPANY)

     NOTES TO FINANCIAL STATEMENTS
     -----------------------------

     On October 13, 2000 the Board of Directors granted Jonathan Burst 475,000 shares of IFT's common stock for achievement of a milestone event for IFT. The value of these shares, reflected in these financial statements as payroll expense of $296,875, has been calculated based on the trading price of IFT's stock at October 13, 2000. On October 13, 2000 the Board of Directors granted William Lindenmayer 475,000 shares of IFT's common stock for achievement of a milestone event for IFT. The value of these shares, reflected in these financial statements as payroll expense of $296,875, has been calculated based on the trading price of IFT's stock at October 13, 2000. On October 13, 2000 the Board of Directors granted the three non employee directors of IFT a total of 275,000 shares of IFT's common stock for achievement of a milestone event for IFT. The value of these shares, reflected in these financial statements as payroll expense of $171,875, has been calculated based on the trading price of IFT's stock at October 13, 2000. On October 10, 2000 the Board of Directors granted an employee of IFT 30,000 shares of IFT's common stock for achieving a milestone event. The value of these shares, reflected in these financial statements as payroll expense of $23,436, has been calculated based on the trading price of IFT's stock at October 10, 2000.

     On December 18, 2000 IFT issued 25,000 common shares for consulting services. The value of the shares, $10,548, was recorded to consulting expense and was based on the trading price of IFT's stock on December 18, 2000.

     Effective October 27, 1999, IFT merged with and into Blencathia Acquisition Corporation ("Blencathia"). Blencathia had 300,000 shares outstanding at the time of the merger, which it redeemed and canceled. In exchange for 300,000 shares of Blencathia's common stock, IFT issued 300,000 shares of its restricted common stock. These shares are expected to be sold in an amount sufficient to provide the former shareholders of Blencathia with proceeds of $500,000, the negotiated cost of the acquisition.

     On May 8, 2000 IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement. The 300,000 shares of common stock are included in the statement of stockholders' deficit for the year ended December 31, 2000 but are not included in earnings per share and weighted average share calculations for the year ended December 31, 2000. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT's approval. If the shares are sold and $500,000 is not generated additional shares may need to be issued to the shareholders of Blencathia. Based on the December 31, 2000 market price, $.34, of IFT's common stock, a total of 1,470,588 shares would need to be issued to generate the $500,000 proceeds.

     During January 2000, IFT entered into an employment agreement with Jonathan
     R. Burst to serve as Chief Executive Officer of IFT until December 31, 2000 at a base annual salary of $180,000. In addition, Mr. Burst is to receive 6,000 shares of common stock each month. During January 2000, IFT entered into an employment agreement with William J. Lindenmayer to serve as Chief Operating Officer of IFT until December 31, 2000 at a base annual salary of $180,000. In addition, Mr. Lindenmayer is to receive 3,000 shares of common stock each month. The shares are earned ratably on a monthly basis. The stock based compensation earned through December 31, 2000, reflected in these financial statements as payroll expense and as additional paid in

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
- -----------------------------

capital of $321,750, has been calculated based on the trading price of IFT's stock at February 1, 2000. As of December 31, 2000 the 99,000 common shares related to these employment agreements have not been issued. The 99,000 common shares were issued on January 31, 2001.

Note 6.   Related Party Transactions

IFT rents its administrative offices and administrative services from Burcor Capital, LLC, a company related through common ownership, under a lease agreement requiring monthly rentals of $5,000 per month through July 13, 2001. Total payments incurred in connection with this agreement were $60,000 for the twelve months ended December 31, 2000, and $32,500 for the nine months ended December 31, 1999. Payments related to this agreement are included in professional services expense.

IFT rented additional office space located at 6170 W. Desert Inn Road, Las Vegas, Nevada and equipment from Nevada Offshore Petroleum Export Corp. ("NOPEC"), a company related through common ownership, under a month-to-month agreement. Total rent incurred in connection with this lease was $0 for the twelve months ended December 31, 2000, $32,000 for the nine months ended December 31, 1999 and $146,000 for the twelve months ended March 31, 1999. Payments related to this agreement are included in rent expense.

IFT has consulting arrangements with certain stockholders and related parties. Consulting expense includes $254,632 for the twelve months ended December 31, 2000, $180,000 for the nine months ended December 31, 1999 and $6,000,000 for the twelve months ended March 31, 1999, paid through the issuance of common stock at its then fair value as determined by IFT and the Chairman of IFT's Board of Directors.

Total interest on stockholder loans incurred in connection with stockholders loans was $1,475,315 for the twelve months ended December 31, 2000, $405,341 for the nine months ended December 31, 1999 and $87,909 for the twelve months ended March 31, 1999.

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

At December 31, 1999, IFT was owed $15,000 by one of its stockholders for a short term advance with interest at 6%. The amount was due December 31, 1999. The amount was paid during the twelve months ended December 31, 2000 as part of the resolution of disputed amounts included in accounts payable to this stockholder. As a result of this resolution consulting expense was decreased by $95,367. The total amount due to this stockholder included in accounts payable-stockholders at December 31, 1999 was $100,000.

During October 1999, IFT entered into an agreement with TPG Capital Corporation, a company related through common ownership, for consulting services. A payment of $100,000 was made during the nine month period ended December 31, 1999 and was recorded as a consulting

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
- -----------------------------

expense. TPG Capital Corporation provided consulting and administrative services in connection with the acquisition of Blencathia.

Note 7.   Income Taxes

For income tax purposes approximately $13,535,000 of IFT's expenses are considered start-up costs to be amortized over five years beginning with the commencement of operations. IFT has not started amortization of these startup costs as of December 31, 2000. For accounting purposes these start-up costs have been expensed. IFT has an approximate net operating loss carryforward of $7,559,000 as of December 31, 2000. This approximate net operating loss will expire as follows: $33,000 in year 2011, $600,000 in year 2012, $5,140,000 in year 2018, $1,784,000 in year 2019 and $2,000 in the year 2020. Due to the inherent uncertainty in forecasts of future events and operating results, IFT has provided for a valuation allowance in an amount equal to the net deferred tax asset arising from this net operating loss carryforward and startup costs. No income tax benefit has been recorded in the statement of operations due to the valuation allowance on the deferred tax assets.

                                         December 31, 2000  December 31, 1999
                                         -----------------  -----------------
     Deferred Tax Assets
       Start up costs                     $    4,602,000     $    2,329,000
       Net operating loss                      2,571,000          2,571,000
                                          --------------     --------------
     Total gross deferred tax asset            7,173,000          4,900,000
     Less Valuation Allowance                  7,173,000          4,900,000
                                          --------------     --------------
     Net Deferred Tax Asset               $            -     $            -
                                          ==============     ==============

Income tax expense for the twelve months ended December 31, 2000, nine months ended December 31, 1999 and the year ended March 31, 1999 differed from the amount computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:

                                    December 31,   December 31,    March 31,
                                        2000           1999          1999
                                    --------------------------------------------
       Expected income tax
       (benefit) expense            $ (2,273,000)   $ (1,745,000)  $ (2,665,000)

       Increase (decrease) in
     Income tax resulting from:
       Valuation allowance
        Increase                       2,273,000       1,745,000      2,665,000
                                    ------------    ------------   ------------

       Income tax expense
         (benefit)                  $          -    $          -   $          -
                                    ============    ============   ============

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
- -----------------------------

Note 8.   Lease Commitment

As of December 31, 2000, IFT leased office space, certain equipment and administrative services under an operating lease from a company related through common ownership. Future minimum leases payments are $35,000 for the year 2001.

Note 9.   Subsequent Events

On January 31, 2001 IFT issued 33,333 shares of restricted common stock as payment of $10,000 principal and interest on a note payable to a stockholder.

On February 23, 2001 IFT's Board of Directors authorized the issuance of a total of 2,575,000 shares of restricted stock to employees and directors of IFT.

On March 1, 2001 IFT was granted effectiveness of the registration statement related to the January 3, 2001 Securities Purchase Agreement by the Securities and Exchange Commission.

On March 7, 2001 IFT received funding of $200,000 under the January 3, 2001 Securities Purchase Agreement.

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


                                                   For the Nine Months Ended
                                                         December 31,
                                                    1999      1998 (Unaudited)
                                                 -----------  ----------------
     Revenues                                    $         -  $              -
     Cost of Revenues                                      -                 -
                                                 -----------  ----------------
     Gross Profit                                          -                 -
                                                 -----------  ----------------

     Advertising and Marketing                        12,913             4,772
     Consulting                                      295,000         6,340,500
     Research & Development Costs                    330,353           514,347
     Office                                            1,002            30,669
     Other                                            59,234            47,068
     Payroll                                         318,036           116,673
     Professional Services                         3,662,718            81,436
     Rent                                             32,685           117,633
     Stock Transfer Fees                               5,249            17,293

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

          Basic and Dilutive Net Loss
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
                                            ===========      ===========

     Note 11. Supplemental Disclosures of Cash Flow Information

     Supplemental non-cash investing and financing activities were as follows:

     Twelve months ended December 31, 2000
     -------------------------------------
     IFT issued 27,559 shares of common stock as an $87,095 payment on accounts payable-stockholder.

     IFT reduced a note receivable-stockholder by $15,000 and an employee receivable by $468 as a payment on an account payable.

     IFT issued 1,186,669 shares of common stock as a $356,000 payment on notes payable to stockholders.

     IFT issued 1,626,084 shares of common stock as a $374,000 payment on notes payable.

     Nine months ended December 31, 1999
     -----------------------------------
     IFT exchanged $26,500 due to a related party, $677,754 notes payable, $142,820 accrued interest and $355,771 interest expense for 423,537 common shares; $4,235 common stock and $1,198,610 additional paid in capital.

     Twelve months ended March 31, 1999
     ----------------------------------
     IFT issued 2,795,979 common shares for the common stock of the inactive SFT. The issuance of $279,598 of common stock was offset by a discount to common stock as SFT had no net assets or market value.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
- -----------------------------

Note 12. Quarterly Statements of Operation Information (Unaudited)

                                           For the Three Month Period Ended
                        March 31, 2000     June 30, 2000     September 30, 2000     December 31, 2000
                        --------------     -------------     ------------------     -----------------
Revenues                   $        0           $      0          $        0             $        0
Gross profit                        0                  0                   0                      0
Net loss                   $2,417,801            800,357           1,200,778              2,268,600
Basic and diluted net
 loss per share            $      .14           $    .04          $      .06             $      .12
Weighted average common
 shares outstanding        17,096,481         17,879,918          18,716,339             18,905,000





                                         For the Three Month Period Ended
                             June 30, 1999     September 30, 1999     December 31, 1999
                             -------------     ------------------     -----------------
Revenues                          $      0          $        0               $      0
Gross profit                             0                   0                      0
Net loss                           431,030           3,804,159                896,951
Basic and diluted net
 loss per share                   $    .03          $      .23               $    .06
Weighted average common
 shares outstanding             12,897,559          16,429,900             16,429,900

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       INTERNATIONAL FUEL TECHNOLOGY, INC.
       (Registrant)


       By:  /s/ William J. Lindenmayer              Date   March 15, 2001
            --------------------------                     --------------
            William J. Lindenmayer
            President and Chief Operating Officer

       By:  /s/ Steven D. Walters                   Date   March 15, 2001
            ---------------------                          --------------
            Steven D. Walters
            Chief Financial Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated.

       By:  /s/ Jonathan R. Burst                   Date   March 15, 2001
            ---------------------                          --------------
            Jonathan R. Burst
            Chairman of the Board


       By:  /s/ William J. Lindenmayer              Date   March 15, 2001
            --------------------------                     --------------
            William J. Lindenmayer
            Director


       By:  /s/ William H. Center                   Date   March 15, 2001
            ---------------------                          --------------
            William H. Center
            Director


       By   /s/ David B. Norris                     Date   March 15, 2001
            -------------------                            --------------
            David B. Norris
            Director


       By:  /s/ Harry Demetriou                     Date   March 15, 2001
            -------------------                            --------------
            Harry Demetriou
            Director