Form 10-Q
period 2001-03-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2001-05-15
CIK 1078723

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            [X]            QUARTERLY REPORT PURSUANT TO SECTION
                           13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                           OF 1934

                 For the Quarterly Period ended March 31, 2001

                                    OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    -----------

                       Commission file number: 000-25367

                      International Fuel Technology, Inc.
                      -----------------------------------
            (Exact name of registrant as specified in its charter)

           Nevada                                         88-0357508
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

             7777 Bonhomme, Suite 1920, St. Louis, Missouri         63105
             ------------------------------------------------------------
                (Address of principal executive offices)       (Zip Code)

              (314) 727-3333                     www.peerfuel.com
              ---------------------------------------------------
              (Registrant's telephone number and website address)

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

          Yes     X               No
             -----------            -----------

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on April 30, 2001, as reported on the OTC Bulletin Board, was $5,926,188.

     Number of shares of common stock outstanding as of April 30, 2001:
     27,755,287

                      INTERNATIONAL FUEL TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-Q

                 For The Quarterly Period Ended March 31, 2001

                                     INDEX

Part I - FINANCIAL INFORMATION                                              Page

     Item 1 - Financial Statements

          Balance Sheets - March 31, 2001 and
          December 31, 2000                                                    3

          Statements of Operations - Three Month Periods
          Ended March 31, 2001 and 2000, and From
          Inception (April 9, 1996) to March 31, 2001                          4

          Statement of Stockholders' Deficit - Three Months
          Ended March 31, 2001                                                 5

          Statements of Cash Flows - Three Months Ended March 31,
          2001 and 2000, and From Inception (April 9, 1996)
          to March 31, 2001                                                    6

          Notes to Financial Statements                                     7-10

     Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11-14

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk      14

Part II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                                15

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

                                                     March 31,     December 31,
ASSETS (Note 2)                                        2001            2000
-------------------------------------------------------------------------------
                                                    (Unaudited)
Current Assets
 Cash                                             $     62,735    $    128,204
 Prepaid expenses                                       55,071          29,107
                                                  ------------    ------------
             Total current assets                      117,806         157,311
                                                  ------------    ------------
Machinery and Equipment
 Machinery and equipment                                19,421          23,703
 Accumulated depreciation                               (3,222)         (5,592)
                                                  ------------    ------------
         Total machinery and equipment                  16,199          18,111
                                                  ------------    ------------
                                                  $    134,005    $    175,422
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT (Note 2)
----------------------------------------------
Current Liabilities
 Accounts payable                                 $    277,689    $    227,748
 Accrued payroll expenses (Note 3)                   1,310,214         204,325
 Accrued interest                                       12,521           8,948
 Notes payable to stockholders (Note 5)                 20,000          32,500
                                                  ------------    ------------
             Total current liabilities               1,620,424         473,521
                                                  ------------    ------------
Long-Term Liabilities
 Notes payable to stockholder (Note 5)                 162,500         162,500
 Convertible debentures, net of discount
  (Note 4)                                              67,507               -
                                                  ------------    ------------
             Total liabilities                       1,850,431         636,021
                                                  ------------    ------------
Commitments and Contingencies

Stockholders' Deficit (Notes 4, 5 and 6)
 Common stock, $.01 par value; authorized,
  150,000,000, 24,692,786 and 24,560,453
  shares issued and outstanding at
  March 31, 2001 and December 31, 2000,
  respectively                                         246,927         245,604
 Discount on common stock                             (819,923)       (819,923)
 Additional paid-in capital                         21,453,424      21,208,288
 Deficit accumulated during the development
  stage                                            (22,596,854)    (21,094,568)
                                                  ------------    ------------
                                                    (1,716,426)       (460,599)
                                                  ------------    ------------
                                                  $    134,005    $    175,422
                                                  ============    ============

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(Unaudited)

                                                                        From Inception
                                                   Three Months         (April 9, 1996)
                                                  Ended March 31,           Through
                                              -----------------------      March 31,
                                                 2001         2000           2001
---------------------------------------------------------------------------------------
Revenues                                      $       --   $       --     $        --
Cost of Revenues                                      --           --              --
                                              ----------   ----------     -----------
Gross Profit                                          --           --              --
                                              ----------   ----------     -----------
Operating Expenses:
    Advertising and marketing                         --       10,728          44,541
    Board meeting expense                             --      117,216         117,216
    Consulting                                     5,980      175,249       7,649,376
    Insurance                                      8,500        8,747          60,760
    Investment advisory fee                           --    1,141,725       1,251,413
    Office                                         5,947        3,185          82,048
    Other                                          8,525        7,037         153,449
    Payroll (Note 3)                           1,236,083      769,511       3,972,990
    Professional services                        145,792      161,282       4,622,693
    Rent                                           3,710        5,000         288,890
    Research and development costs                51,941           --       1,596,800
    Stock transfer fees                               --          640          26,452
    Telephone                                         --        1,790          52,585
    Travel                                        10,769       14,242         154,251
                                              ----------   ----------     -----------
            Total operating expenses           1,477,247    2,416,352      20,073,464
                                              ----------   ----------     -----------
        Net loss from operations               1,477,247    2,416,352      20,073,464
        Interest expense (Note 4)                 25,039        1,449       2,523,390
                                              ----------   ----------     -----------
        Net loss before income taxes           1,502,286    2,417,801      22,596,854
        Provision for income taxes                    --           --              --
                                              ----------   ----------     -----------
        Net loss                              $1,502,286   $2,417,801     $22,596,854
                                              ==========   ==========     ===========
                Basic and diluted net loss
                  per common share            $      .06   $      .14

Weighted average common shares outstanding    24,422,973   17,096,481


See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(Unaudited)

                                                                                                     Deficit
                                                                                                   Accumulated
                                       Common        Common      Discount on     Additional           During
                                       Stock         Stock         Common          Paid-In         Development
                                       Shares        Amount         Stock          Capital            Stage           Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001             24,560,453     $245,604      $(819,923)     $21,208,288       $(21,094,568)    $  (460,599)
Conversion of debt and interest
 (Note 5)                                33,333          333              -           16,708                 -           17,041
Issuances of common stock for
 compensation (Note 6)                   99,000          990              -             (990)                -                -
Discount on issuance of
 convertible debenture (Note 4)                            -              -          165,167                 -          165,167
Issuances of common stock
 warrants (Note 4)                                         -              -           21,750                 -           21,750
Accrued stock based compensation
 (Note 6)                                     -            -              -           42,501                             42,501
Net loss                                                   -              -                -         (1,502,286)     (1,502,286)
--------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001              24,692,786     $246,927      $(819,923)     $21,453,424       $(22,596,854)    $(1,716,426)
================================================================================================================================

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                     From
                                                              Three Months     Three Months        Inception
                                                                 Ended            Ended         (April 9, 1996)
                                                               March 31,        March 31,        to March 31,
                                                                  2001             2000              2001
---------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities                          $(1,502,286)     $(2,417,801)     $(22,596,854)
Net loss
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                                        667              804             6,259
  Stock issued and additional paid in capital
    recognized for services and compensation                    1,125,313        2,103,320        14,570,405
  Interest expense recognized-discount on debt                      4,424                -         1,232,848
  Interest expense recognized-conversion of debt                    6,666                -         1,120,117
  Loss on disposal of machinery and equipment                       2,887                -             2,887
  Change in assets and liabilities:
    Increase in prepaid expenses                                  (25,964)         (17,369)          (55,071)
    Increase in accounts payable                                   49,941           45,881           293,157
    Increase in accounts payable-stockholders                           -           10,367            87,095
    Increase in accrued payroll expenses                           23,077           13,592           227,402
    Increase in accrued interest                                    3,948                -           155,716
                                                              ------------------------------------------------
Net cash used in operating activities                            (311,327)        (261,206)       (4,956,039)
                                                              ------------------------------------------------
Cash Flows from Investing Activities
  Acquisition of machinery and equipment                           (1,642)               -           (23,701)
  Increase in employee and stockholder receivables                      -                -           (15,468)
  Cash acquired in connection with the purchase of
    United States Fuel Technology, Inc.                                 -                -               358
                                                              ------------------------------------------------
Net cash used investing activities                                 (1,642)               -           (38,811)
                                                              ------------------------------------------------
Cash Flows from Financing Activities
  Increase in amount due to related party                               -                -            26,500
  Increase in due to United States Fuel Technology, Inc.                -                -           372,503
  Proceeds from common stock issued                                     -          204,350         2,808,328
  Proceeds from convertible debentures                            250,000                -           250,000
  Proceeds from notes payable                                           -           50,000         2,179,425
  Payment on notes payable                                         (2,500)               -          (579,171)
                                                              ------------------------------------------------
Net cash provided by financing activities                         247,500          254,350         5,057,585
                                                              ------------------------------------------------
     Net increase (decrease) in cash                              (65,469)          (6,856)           62,735
Cash, beginning                                                   128,204           26,846                 -
                                                              ------------------------------------------------
Cash, ending                                                  $    62,735      $    19,990      $     62,735
                                                              ================================================
Supplemental Cash Flow Information
  Interest paid                                               $         -      $         -      $      4,631
                                                              ================================================
  Taxes paid                                                  $         -      $         -      $          -
                                                              ================================================

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in IFT's annual report on Form 1O-K for the twelve month period ended December 31, 2000. IFT follows the same accounting policies in preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 -- Ability to Continue as a Going Concern

IFT's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. IFT has incurred significant losses since inception and has previously had limited funds with which to operate. Management is in the process of executing a strategy based upon developing pollution emission control technologies that also offer enhanced engine performance with respect to greater fuel economy. IFT already has one technology in development, and is seeking to add other technologies through acquisitions. Management anticipates receiving necessary regulatory and commercial acceptance for its existing technology and acquired technologies within the next twelve months. Immediately thereafter, IFT expects to begin licensing its products and or selling them directly to the commercial marketplace, with IFT eventually generating a level of revenues sufficient to meet IFT's working capital requirements. On October 16, 2000 we signed a term sheet with The International Investment Group ("IIG") for a $6 million equity line of credit to be funded $3 million over one year with a one-year extension, at our option, for an additional $3 million. During the following months we revised the terms of the October 16, 2000 IIG term sheet and on January 3, 2001 entered into a Securities Purchase Agreement with IIG Equity Opportunities Fund Ltd. ("IIG Fund"), which has a one-year commitment amount of $3 million, with an option at our control for an additional $3 million in financing after the completion of the one-year commitment. The January 3, 2001 Securities Purchase Agreement with the IIG Fund replaced the October 16, 2000 IIG term sheet. On March 1, 2001, IFT completed registration of the common shares required by the January 3, 2001 Securities Purchase Agreement (the "Agreement"). The Agreement provides for IFT to sell up to $250,000 in convertible debentures to the IIG Fund every thirty days. On March 2, 2001 IFT initiated the first convertible debenture purchase and on March 7, 2001 received $200,000 and on March 22, 2001 received $50,000. While management can not make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $1.8 million over the remainder of 2001 will be necessary in order to enable us to meet our current capital needs. We believe the proceeds from the convertible debenture financing will be used as follows: $350,000 for specific testing as part of required regulatory procedures as set by the Air Resources Board of California ("CARB"), $350,000 for commercial fleet testing programs, $250,000 for production development and engineering consulting, $800,000 for salary and $1,250,000 working capital for administrative and other capital needs, including investigation of future acquisitions, if any.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

Note 3 - Accrued Payroll Expenses

On February 23, 2001 the Board of Directors of IFT authorized the issuance of 2,475,000 shares of common stock to employees and non-employee directors IFT. The value of the common shares, $1,082,812, has been included in payroll expense for the three months ended March 31, 2001, and was calculated based on the closing stock price of $.4375 on February 23, 2001. The 2,475,000 shares of restricted common stock were issued to the employees and non-employee directors of IFT on April 10, 2001. The $1,082,812 is included in accrued payroll expenses at March 31, 2001.

Note 4 - Convertible Debentures

IFT issued to the IIG Fund a convertible debenture for $200,000 on March 7, 2001 and a convertible debenture for $50,000 on March 22, 2001. The debentures bear interest at a rate of 6% per annum commencing on the date of issuance, are convertible upon issuance, and will mature on December 31, 2003.

The convertible debentures are immediately convertible at the option of the holder into the number of shares of our common stock equal to the principal amount of the debentures to be converted, including all accrued interest, divided by the conversion price in effect on the conversion date. The conversion price is calculated at 80% of the average of the three lowest closing bid prices for the twenty trading days immediately prior to the conversion date, but in no event more than 110% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the convertible debenture issuance date.

In connection with the issuance of the $250,000 in convertible debentures IFT recognized $165,167 in discount on convertible debentures due to the beneficial conversion feature of the convertible debentures. The $165,167 discount will be amortized to December 31, 2003 or the date the convertible debenture is converted into common stock, whichever occurs first. For the three months ended March 31, 2001, interest expense includes $3,909 amortization of the $165,167 discount.

In connection with the issuance of the $250,000 in convertible debentures IFT recognized $21,750 in discount on convertible debentures due to the issuance of a two year term warrant that expires on March 1, 2003 to purchase 75,000 shares of IFT stock at an exercise price equal to 130% of the closing bid price, $.53, of the common stock on March 6, 2001. The $21,750 discount will be amortized to December 31, 2003 or the date the warrant is exercised, whichever occurs first. For the three months ended March 31, 2001, interest expense includes $515 amortization of the $21,750 discount.

                                                    March 31, 2001
                                                    --------------
Convertible Debentures                                 $ 250,000
Discount on Convertible Debentures                      (182,493)
                                                       ---------
Convertible Debentures, net of discount                $  67,507
                                                       =========

Note 5 - Notes Payable to Stockholders

During the three month period ended March 31, 2001 IFT repaid $10,000 of notes payable to stockholders by issuing 33,333 restricted common shares. In connection with the issuance of the 33,333 restricted common shares IFT recognized $6,666 in interest expense due to the fair value of the stock on the date of extinguishment exceeding the carrying value by this amount.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In March 2000 ONKAR Corporation, Ltd. ("ONKAR"), a stockholder of IFT, advanced IFT $50,000 which is due in March 2005 and has an annual interest rate of 6%. In April 2000 ONKAR advanced IFT $50,000 which is due in April 2005 and has an annual interest rate of 6%. In addition, at March 31, 2001 and December 31, 2000, IFT has a note payable to ONKAR for $62,500 which is due in November 2004 at an annual interest rate of 6%.

Note 6 - Stockholders' Deficit

The 99,000 shares earned by the Chief Executive Officer and Chief Operating Officer under employment agreements which expired on December 31, 2000 were issued on January 31, 2001.

During January 2001, IFT entered into an employment agreement with Jonathan R. Burst to serve as Chief Executive Officer of IFT until December 31, 2003 at a base annual salary of $200,000. In addition, Mr. Burst is to be granted 20,834 shares of common stock at the end of each month. During January 2001, IFT entered into an employment agreement with William J. Lindenmayer to serve as President and Chief Operating Officer of IFT until December 31, 2003 at a base annual salary of $200,000. In addition, Mr. Lindenmayer is to be granted 20,834 shares of common stock at the end of each month. The shares are earned ratably on a monthly basis. The stock based compensation earned through March 31, 2001, reflected in these financial statements as payroll expense and as additional paid in capital of $42,501, has been calculated based on the trading price of IFT's stock at January 1, 2001. As of March 31, 2001 the 125,004 common shares related to these employment agreements have not been issued.

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

On May 8, 2000 IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement. The 300,000 shares of common stock are included in the statement of stockholders' deficit for the three months ended March 31, 2001 but are not included in earnings per share and weighted average share calculations for the three months ended March 31, 2001. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT's approval. If the shares are sold and $500,000 is not generated additional shares may need to be issued to the shareholders of Blencathia. Based on the March 31, 2001 market price, $.45, of IFT's common stock, a total of 1,111,111 shares would need to be issued to generate the $500,000 proceeds.

Note 7 - Subsequent Events

During April 2001 IFT issued 160,978 common shares to the IIG Fund as payment on $50,000 of outstanding convertible debentures.

During April 2001 IFT issued 10,000 restricted common shares as payment for $4,375 in consulting services and 10,000 restricted common shares as a payment on a $4,125 account payable.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

During April 2001 IFT received $225,000 for the issuance of convertible debentures to IIG Equity. In connection with the issuance of the $225,000 in convertible debentures IFT issued a two year term warrant that expires on April 5, 2003 to purchase 75,000 shares of IFT stock at an exercise price of $.46.

During April 2001 IFT issued 406,523 common shares to a total of four individuals as a recalculation of the beneficial conversion rate used for the payment of notes payable in November 2000. The recalculation was required due to the 1,626,086 common shares issued in November 2000 not being registered with the United States Securities and Exchange Commission by March 31, 2001, as the notes payable specified.

As of May 15, 2001 IFT is negotiating to buy Interfacial Technologies Ltd., ("Interfacial") a UK-based company which has developed a formulation that blends hydrocarbon fuels (diesel, gasoline, etc.) with agents including water, urea and ethanol, resulting in significant improvements to engine performance and substantial reductions in levels of harmful emission (NOx, particulate matter, etc.). IFT will issue 12.5 million shares at closing to the shareholders of Interfacial, and place another 8.5 million shares in escrow to be released upon achievement of specific revenue targets for Interfacial within the next two years, bringing the total potential consideration for the acquisition to 21 million shares. The shareholders of Interfacial have agreed to take restricted 144 shares for all but two million of the total shares they receive, with IFT agreeing to file an S-2 registration statement to register the two million shares within 60 days of closing. Both companies' boards have approved the acquisition, with the only step to be completed before closing being final review by IFT of Interfacial's patent filings.

Note 8 - Supplemental Disclosures of Cash Flow Information

Supplemental non-cash investing and financing activities were as follows:

Three months ended March 31, 2001
---------------------------------

During the three month period ended March 31, 2001, IFT issued 33,333 shares of common stock as a payment of $10,000 on notes payable to stockholders, $375 in accrued interest and $6,666 in interest expense recognized due to a beneficial conversion.

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

Overview

IFT was incorporated under the laws of the State of Nevada in April 1996, to develop and commercialize a proprietary scientific process, "Performance Enhanced Emissions Reduced" ("PEER"), that reformulates various refined fuels, including #2 diesel fuel, home heating oil, #6 (Bunker) fuel, jet engine fuel and gasoline to improve combustion efficiency and reduce the amounts of harmful exhaust emissions from internal combustion engines. The resulting reprocessed fuels are known as PEERFUEL. IFT is a development stage company, has had no revenues to date and has raised capital for initial development through the issuance of its securities and debt instruments.

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

Total operating expenses from development stage operations were $1,477,247 for the three months ended March 31, 2001, as compared to the development stage operating expenses of $2,416,352 for the three month period ended March 31, 2000. This represents a $939,105 decrease from the prior period. Decreased development stage operating expenses in the current period compared to the prior period are a result of increased payroll expense of $466,572, increased research and development costs of $51,941, decreased board meeting expense of $117,216, decreased consulting expense of $169,269 and decreased investment advisory fee of $1,141,725.

There were no board meeting expenses for the three months ended March 31, 2001, representing a decrease of $117,216 from the corresponding period of 2000. On February 23, 2000 the Board of Directors adopted the Director's Stock Compensation Plan, which provides for an annual award of 10,000 shares of IFT's common stock to IFT's Board members as reimbursement for their attendance at the Board meetings and an additional 1,000 shares of IFT's common stock for any three telephone conference call Board meetings attended. During March 2000, 45,000 shares of IFT's common stock were issued to three, non-employee Board members, calculated based on the trading price of IFT's stock at February 23, 2000 which was $2.75 per share, and are reflected in these financial statements as Board meeting expense of $117,216 and travel expense of $6,534. As of May 4, 2001 IFT's Board of Directors has not authorized the issuance of common stock under the Director's Stock Compensation Plan for the year 2001.

Consulting expenses during the three months ended March 31, 2001 were $5,980 representing a decrease of $169,269 from the corresponding period for 2000. IFT sold 100,000 common shares to a company whose sole director is a director of IFT for $200,000 in January 2000. The market value on the day of issuance for these 100,000 common shares was $331,250. The $131,250 in market value in excess of the cash amount received is reflected in these financial statements as consulting expense and additional paid in capital for the three month period ended March 31, 2000.

There was no investment advisory fee expense for the three months ended March 31, 2001, representing a $1,141,725 decrease from the corresponding period for 2000. On March 28, 2000 a warrant for 390,000 shares of common stock was exercised by GEM Global Yield Fund Limited at a cost of $.01 per share. The value over par value of these shares, reflected in the financial statements for the three month period ended March 31, 2000, as an investment advisory fee, has been calculated based on the trading price of IFT's stock at March 28, 2000 in the amount of $1,141,725.

Payroll expenses during the three months ended March 31, 2001 were $1,236,083 representing an increase of $466,572 from the corresponding period of 2000. The increase was primarily due to the Board of Director's granting a bonus of 1,000,000 shares of IFT's common stock payable to each of IFT's President/COO and to its Chief Executive Officer on February 23, 2001, and these shares have been reflected in the financial statements for the three month period ended March 31, 2001, as payroll expense of $875,000. Also, stock awards totaling 425,000 restricted shares of IFT's common stock were granted to the three non-employee directors of IFT and a stock award totaling 50,000 restricted shares of IFT's common stock was granted to one employee on February 23, 2001. The 475,000 restricted shares have been reflected in the statement of operations as payroll expense of $207,812 for the three months ended March 31, 2001. The February 23, 2001 restricted stock award shares value was calculated based on the closing trading price of IFT's stock on February 23, 2001, which was $.4375 per share. On January 1, 2001 IFT entered into employment agreements with its President/COO and Chief Executive Officer through December 31, 2003. Under these agreements, the Chief Executive Officer and the President/COO will each receive an annual base salary of $200,000, a stock award of 20,834 each month and a bonus award as deemed appropriate by the Board of Directors of IFT. During the three month period ended March 31, 2001, payroll expense from common stock issued and authorized totaled $458,751 for the Chief Executive Officer and $458,751 for the President/COO.

Professional services during the three months ended March 31, 2001 were $145,792 representing a decrease of $15,490, or 9.6%, from the corresponding period for 2000. The decrease is primarily due to decreased expenses for legal and accounting services.

Research and development costs during the three months ended March 31, 2001 were $51,941 representing an increase of $51,941 from the corresponding period for 2000. The increase is primarily due to consulting fees for research and development activities of $48,930.

Interest expense for the three months ended March 31, 2001 was $25,039 representing an increase of $23,590 over the corresponding period for 2000. The increase is primarily due to $15,300 in interest expense recognized in connection with the issuance of convertible debentures and $6,666 in interest expense recognized in connection with the issuance of IFT common stock for a payment on a note payable to a stockholder.

The net loss for the three months ended March 31, 2001 was $1,502,286 as compared to the net loss of $2,417,801 for the three months ended March 31, 2000. This represents a $915,515 decrease from the prior period. The basic and dilutive net loss per common share for the three months ended March 31, 2001 was $.06 as compared to the basic and dilutive net loss per common share of $.14 for the three months ended March 31, 2000.

New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for years beginning after June 15, 2000 and requires comparative information for all fiscal quarters of fiscal years beginning after June 15, 2000. IFT adopted SFAS 133 effective January 1, 2001. The adoption of SFAS did not have a material effect on IFT's financial position or results of operations.

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

We have met our capital needs since inception primarily through the issuance of common stock as compensation for services rendered, which have totaled $14,570,405 since inception in April 1996, and with $1,125,313 in authorized issuances for the three month period ended March 31, 2001. In addition to these amounts, we have raised $2,808,328 in cash from the issuance of common stock since the IFT's inception, with no amounts raised during the three month period ended March 31, 2001. Most of these funds have been raised through private placement transactions. Since IFT's inception, financing totaling $2,179,425 was raised privately through notes payable to various sources, of which $579,171 was repaid, $1,417,754 was converted to common stock, and $182,500 is recorded as a liability on the March 31, 2001, balance sheet. For the three months ended March 31, 2001, there were no proceeds from notes payable with $2,500 repaid and $10,000 converted to common stock. Notes payable totaling $10,000 were converted at a price of $.30 per share, and included both the outstanding principal and interest owed as of January 31, 2001.

Financing totaling $250,000 was raised through the issuance of convertible debentures during the three months ended March 31, 2001. In connection with the issuance of the $250,000 in convertible debentures IFT recognized $165,167 in discount on convertible debentures due to the beneficial conversion feature of the convertible debentures. The $165,167 discount will be amortized to December 31, 2003 or the date the convertible debenture is converted into common stock, whichever occurs first. For the three months ended March 31, 2001, interest expense includes $3,909 amortization of the $165,167 discount. Also, in connection with the issuance of the $250,000 in convertible debentures IFT recognized $21,750 in discount on convertible debentures due to the issuance of a two year term warrant that expires on March 1, 2003 to purchase 75,000 shares of IFT stock at an exercise price equal to 130% of the closing bid price, $.53, of the common stock on March 6, 2001. The $21,750 discount will be amortized to December 31, 2003 or the date the warrant is exercised, whichever occurs first. For the three months ended March 31, 2001, interest expense includes $515 amortization of the $21,750 discount.

The cash used in operating activities is $311,327 for the three months ended March 31, 2001 as compared to cash used in operating activities of $261,206 for the three months ended March 31, 2000. The cash used in investing activities was $1,642 for the three months ended March 31, 2001 as compared to $0 used in investing activities for the three months ended March 31, 2000. The cash provided by financing activities was $247,500 for the three months ended March 31, 2001 as compared to $254,350 provided by financing activities for the three months ended March 31, 2000. Net cash decreased by $65,469 for the three months ended March 31, 2001 as compared to net cash decreasing by $6,856 for the three months ended March 31, 2000.

Working capital at March 31, 2001 was ($1,502,618) as compared to ($316,210) at December 31, 2000. The decrease in working capital at March 31, 2001 is primarily due to the increase of $1,105,889 in accrued payroll expenses.

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

On May 8, 2000, IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement. The 300,000 shares of common stock are included in the statement of stockholders' deficit for the twelve months ended December 31, 2000 but are not included in earnings per share and weighted average share calculations for the twelve month period ended December 31, 2000. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT's approval. If the shares are sold and $500,000 is not generated additional shares may need to be issued to the shareholders of Blencathia. Based on the May 11, 2001 closing market price, $.45, of IFT's common stock, a total of 1,111,111 shares would need to be issued to generate the $500,000 proceeds.

While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $1.8 million over the remainder of the current fiscal year will be necessary in order to enable us to meet our current capital needs. Management believes the proceeds from convertible debenture financing will be used as follows: $350,000 for specific testing as part of required regulatory procedures as set by the Air Resources Board of California ("CARB"), $350,000 for commercial fleet testing programs, $250,000 for production development and engineering consulting, $800,000 for salary expenses and $1,250,000 working capital for administrative and other capital needs, including investigation of future acquisitions, if any. On October 16, 2000 we signed a term sheet with The International Investment Group ("IIG") for a $6 million equity line of credit to be funded $3 million over one year with a one-year extension, at our option, for an additional $3 million. During the following months we revised the terms of the October 16, 2000 IIG term sheet and on January 3, 2001 entered into a Securities Purchase Agreement with IIG Equity Opportunities Fund Ltd. ("IIG Fund"), which has a one-year commitment amount of $3 million, with an option at our control for an additional $3 million in financing after the completion of the one-year commitment. The January 3, 2001 Securities Purchase Agreement with the IIG Fund replaced the October 16, 2000 IIG term sheet. On March 1, 2001, IFT completed registration of the common shares required by the January 3, 2001 Securities Purchase Agreement (the "Agreement"). The Agreement provides for IFT to sell up to $250,000 in convertible debentures to the IIG Fund every thirty days. In connection with each convertible debenture purchase IFT is required to issue a warrant for the purchase of 75,000 common shares at the redemption price of 130% of the closing trading price on the day of the convertible debenture purchase. Based on the terms of the Agreement IFT is expecting to recognize interest expense in connection with the issuance of the warrants or with the conversion of the debentures. The amount of interest expense to be recognized will be specifically determined when those events take place. On March 2, 2001 IFT initiated the first convertible debenture purchase and on March 7, 2001 received $200,000 and on March 22, 2001 received $50,000. The proceeds from the convertible debentures were primarily used as follows: $61,150 for research and development, $60,800 for salaries and related expenses and $96,800 for administrative and other capital needs.

Subsequent Events

During April 2001 IFT issued 160,978 common shares to the IIG Fund as payment on $50,000 of outstanding convertible debentures. During April 2001 IFT issued 10,000 restricted common shares as payment for $4,375 in consulting services and 10,000 restricted common shares as a payment on a $4,125 account payable. During April 2001 IFT received $225,000 for the issuance of convertible debentures to IIG Equity. In connection with the issuance of the $225,000 in convertible debentures IFT issued a two year term warrant that expires on April 5, 2003 to purchase 75,000 shares of IFT stock at an exercise price of $.46. During April 2001 IFT issued 406,523 common shares to a total of four individuals as a recalculation of the beneficial conversion rate used for the payment of notes payable in November 2000. The recalculation was required due to the 1,626,086 common shares issued in November 2000 not being registered with the United States Securities and Exchange Commission by March 31, 2001.

As of May 15, 2001 IFT is negotiating to buy Interfacial, a UK-based company which has developed a formulation that blends hydrocarbon fuels (diesel, gasoline, etc.) with agents including water, urea and ethanol, resulting in significant improvements to engine performance and substantial reductions in levels of harmful emissions (NOx, particulate matter, etc.). IFT will issue 12.5 million shares at closing to the shareholders of Interfacial, and place another
8.5 million shares in escrow to be released upon achievement of specific revenue targets for Interfacial within the next two years, bringing the total potential consideration for the acquisition to 21 million shares. The shareholders of Interfacial have agreed to take restricted 144 shares for all but two million of the total shares they receive, with IFT agreeing to file an S-2 registration statement to register the two million shares within 60 days of closing. Both companies' boards have approved the acquisition, with the only step to be completed before closing being final review by IFT of Interfacial's patent filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, operations of IFT may be exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing, investing and operating transactions. At March 31,

2001 IFT has debt totaling 13.5% of total liabilities at fixed interest rates and fluctuations in the interest rate could have a material impact on the underlying fair value.

Item 6. Exhibits and Reports of Form 8-K

    (a) The following exhibits are filed as part of this report:

        None

    (b) Reports on Form 8-K
        . IFT filed a report on Form 8-K dated February 8, 2001 containing a press release announcing certain events relating to proposed acquisitions.

    All other items of this report are inapplicable.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        INTERNATIONAL FUEL TECHNOLOGY, INC.
        (Registrant)

        By:/s/ William J. Lindenmayer          Date: May 15, 2001
           --------------------------                ------------
               William J. Lindenmayer
               President

        By:/s/ Steven D. Walters               Date: May 15, 2001
           ---------------------------               ------------
               Steven D. Walters
               Chief Financial Officer