Form 10-Q
period 2001-06-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2001-08-20
CIK 1078723

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period ended    June 30, 2001
                                       -------------------

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

        For the transition period from                     to
                                       --------------------  -----------------

                       Commission file number: 000-25367

                      International Fuel Technology, Inc.
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)

            Nevada                                        88-0357508
            ------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


7777 Bonhomme, Suite 1920, St. Louis, Missouri               63105
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

    (314) 727-3333                           www.internationalfuel.com
    -----------------------------------------------------------------------
              (Registrant's telephone number and website address)

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

          Yes   X         No
               ---           ---

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on July 31, 2001, as reported on the OTC Bulletin Board, was $17,824,706.

     Number of shares of common stock outstanding as of July 31, 2001:
51,002,329

                      INTERNATIONAL FUEL TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-Q

                 For The Quarterly Period Ended July 30, 2001

                                     INDEX

Part I - FINANCIAL INFORMATION                                                     Page
     Item 1 - Financial Statements

              Balance Sheets - June 30, 2001 and December 31, 2000                    3

              Statements of Operations - Three Month and Six Month
               Periods Ended June 30, 2001 and 2000, and
               From Inception (April 9, 1996) to June 30, 2001                        4

              Statement of Stockholders' Equity (Deficit) - Six Months
               Ended June 30, 2001                                                    5

              Statements of Cash Flows - Six Months Ended June 30,
               2001 and 2000, and From Inception (April 9, 1996)
               to June 30, 2001                                                       6

              Notes to Financial Statements                                      7 - 13

     Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                        14 - 20

Part II - OTHER INFORMATION

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk             20

     Item 4 - Submissions of Matters to a Vote of Security Holders                   20

     Item 5 - Exhibits and Reports on Form 8-K                                       20

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                                            June 30,         December 31,
ASSETS (Note 2)                                                               2001               2000
--------------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
Current Assets
 Cash                                                                    $       35,886     $      128,204
 Prepaid Expenses                                                                55,630             29,107
 Note Receivable - Stockholders                                                  35,000                  -
                                                                         --------------     --------------
                    Total current assets                                        126,516            157,311
                                                                         --------------     --------------

Property and Equipment
 Machinery and equipment                                                         19,421             23,703
 Accumulated depreciation                                                        (3,916)            (5,592)
                                                                         --------------     --------------
               Total property and equipment                                      15,505             18,111
                                                                         --------------     --------------

Purchased Patents & Technology, net (Note 3)                                  4,276,112                  -
Goodwill, net (Note 3)                                                        2,436,389                  -
                                                                         --------------     --------------

                                                                         $    6,854,522     $      175,422
                                                                         ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
(Note 2)
-------
Current Liabilities
 Accounts payable                                                        $      381,353     $      227,748
 Accrued expenses (Note 7)                                                      387,184            204,325
 Accrued interest                                                                18,021              8,948
 Notes payable to stockholders (Note 5)                                         159,750             32,500
                                                                         --------------     --------------
                    Total current liabilities                                   946,308            473,521
                                                                         --------------     --------------

Long-Term Liabilities
 Notes payable to stockholder (Note 5)                                          162,500            162,500
 Convertible debentures (net of discount) (Note 4)                              110,898                  -
                                                                         --------------     --------------
               Total liabilities                                              1,219,706            636,021
                                                                         --------------     --------------

Commitments and Contingencies

Stockholders' Equity (Deficit) (Notes 4, 5 and 6)
 Common stock, $.01 par value; authorized, 150,000,000,
  50,325,734 and 24,560,453 shares issued and outstanding at
  June 30, 2001 and December 31, 2000, respectively                             503,257            245,604
 Discount on common stock                                                      (904,923)          (819,923)
 Additional paid-in capital                                                  30,203,637         21,208,288
 Deficit accumulated during the development stage                           (24,167,155)       (21,094,568)
                                                                         --------------     --------------
               Total stockholders' equity (deficit)                           5,634,816           (460,599)
                                                                         --------------     --------------
                                                                         $    6,854,522     $      175,422
                                                                         ==============     ==============



See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                                                 From Inception
                                                  Three Months                          Six Months               (April 9, 1996)
                                                     Ended                                Ended                      Through
                                                    June 30,                             June 30,                    June 30,
                                             2001              2000               2001              2000               2001
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                 $          -      $           -      $          -      $          -      $            -
Cost of Revenues                                    -                  -                 -                 -                   -
                                         ---------------------------------------------------------------------------------------
Gross Profit                                        -                  -                 -                 -                   -
                                         ---------------------------------------------------------------------------------------

Operating Expenses:
 Advertising and marketing                          -              3,085                 -            13,813              44,541
 Amortization                                  37,500                  -            37,500                 -              37,500
 Board meeting expense                              -                  -                 -           117,216             117,216
 Consulting                                   568,915            103,383           574,895           278,632           8,218,291
 Insurance                                     21,185              7,824            29,685            16,571              81,945
 Investment advisory fee                            -            109,688                 -         1,251,413           1,251,413
 Office                                         4,684              5,620            10,631             8,805              86,732
 Other                                         10,223             13,194            18,748            20,231             163,672
 Payroll (Note 6)                             364,155            245,467         1,600,238         1,014,978           4,337,145
 Professional services                        207,081            183,528           352,873           344,810           4,829,774
 Rent                                             349                  -             4,059             5,000             289,239
 Research and development costs                45,107              1,736            97,048             1,736           1,641,907
 Stock transfer fees                                -                705                 -             1,345              26,452
 Telephone                                      1,699                519             1,699             2,309              54,284
 Travel                                        14,435              2,640            25,204            16,882             168,686
                                         ---------------------------------------------------------------------------------------
        Total operating expenses            1,275,333            677,389         2,752,580         3,093,741          21,348,797
                                         ---------------------------------------------------------------------------------------
    Net loss from operations                1,275,333            677,389         2,752,580         3,093,741          21,348,797
     Interest expense (Note 4)                294,968            122,968           320,007           124,417           2,818,358
                                         ---------------------------------------------------------------------------------------
     Net loss before income taxes           1,570,301            800,357         3,072,587         3,218,158          24,167,155
     Provision for income taxes                     -                  -                 -                 -                   -
                                         ---------------------------------------------------------------------------------------
     Net loss                            $  1,570,301      $     800,357     $   3,072,587      $  3,218,158      $   24,167,155
                                         =======================================================================================

           Basic and diluted net loss
              per common share           $        .05      $         .04     $         .11      $        .18

Weighted average common shares
 outstanding                               32,820,831         17,879,918        28,645,101        17,488,199



See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(Unaudited)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                  Common        Common    Discount on    Additional       During
                                                  Stock         Stock       Common        Paid-In       Development
                                                  Shares        Amount      Stock         Capital          Stage           Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001                        24,560,453    $245,604    $(819,923)    $21,208,288    $(21,094,568)    $  (460,599)

Conversion of debt and interest (Note 5)            33,333         333            -          16,708               -          17,041
Issuances of common stock for compensation
 (Note 6)                                           99,000         990            -            (990)              -               -
Issuances of common stock for convertible
 debentures (Note 4)                               771,422       7,714            -         167,286               -         175,000
Issuance of common stock for accounts
 payable (Note 6)                                   10,000         100            -           3,400               -           3,500
Issuances of common stock for services
 (Note 6)                                           10,000         100            -           4,275               -           4,375
Issuances of common stock for compensation
 (Note 6)                                        2,475,000      24,750            -       1,058,062               -       1,082,812
Issuances of stock for convertible debt
 interest (Note 6)                                 406,523       4,066            -         139,137               -         143,203
Issuance of common stock for Interfacial
 acquisition (Note 3)                           12,500,001     125,000            -       6,625,001               -       6,750,001
Issuance of common stock for Interfacial
 escrow (Note 3)                                 8,500,002      85,000      (85,000)              -               -               -
Issuances of common stock for services
 (Note 6)                                          660,000       6,600            -         349,800               -         356,400
Issuance of common stock for compensation
 (Note 6)                                          300,000       3,000            -         159,000               -         162,000
Discount on issuances of convertible
 debenture (Note 4)                                      -           -            -         282,167               -         282,167
Issuances of common stock warrants
 (Note 4)                                                -           -            -          42,750               -          42,750
Accrued stock based compensation (Note 6)                -           -            -         107,503               -         107,503
Accrued stock based services (Note 6)                    -           -            -          41,250               -          41,250
Net loss                                                                                                 (3,072,587)     (3,072,587)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                          50,325,734    $503,257    $(904,923)    $30,203,637    $(24,167,155)    $ 5,634,816
====================================================================================================================================



See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                                 From
                                                             Six Months               Six Months               Inception
                                                               Ended                    Ended               (April 9, 1996)
                                                              June 30,                 June 30,               to June 30,
                                                                2001                     2000                    2001
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                                    $(3,072,587)             $(3,218,158)            $(24,167,155)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation                                                     1,361                    1,609                    6,953
 Amortization                                                    37,500                                            37,500
 Stock issued and additional paid in capital
  recognized for services and compensation                    1,754,341                2,519,507               15,199,433
 Interest expense recognized-discount on debt                    25,753                  120,595                1,254,177
 Interest expense recognized-conversion of debt                 259,930                        -                1,373,381
 Loss on disposal of machinery and equipment                      2,887                        -                    2,887
 Change in assets and liabilities:
  Increase in prepaid expenses                                  (26,523)                 (26,190)                 (55,630)
  Increase in accounts payable                                  157,105                  171,522                  400,321
  Increase in accounts payable-stockholders                           -                 (100,000)                  87,095
  Increase in accrued expenses                                  182,859                  102,662                  387,184
  Increase in accrued interest                                    9,448                        -                  161,216
                                                            ---------------------------------------------------------------
Net cash used in operating activities                          (667,926)                (428,453)              (5,312,638)
                                                            ---------------------------------------------------------------
Cash Flows from Investing Activities
 Acquisition of machinery and equipment                          (1,642)                       -                  (23,701)
 Increase in employee and stockholder receivables               (35,000)                       -                  (50,468)
 Cash acquired in connection with the purchase of
  United States Fuel Technology, Inc.                                 -                        -                      358
                                                            ---------------------------------------------------------------
Net cash used investing activities                              (36,642)                       -                  (73,811)
                                                            ---------------------------------------------------------------
Cash Flows from Financing Activities
 Increase in amount due to related party                        151,000                        -                  177,500
 Increase in due to United States Fuel Technology, Inc.               -                        -                  372,503
 Proceeds from common stock issued                                    -                  204,350                2,808,328
 Proceeds from convertible debentures                           475,000                        -                  475,000
 Proceeds from notes payable                                          -                  205,000                2,179,425
 Payment on notes payable                                       (13,750)                       -                 (590,421)
                                                            ---------------------------------------------------------------
Net cash provided by financing activities                       612,250                  409,350                5,422,335
                                                            ---------------------------------------------------------------
      Net increase (decrease) in cash                           (92,318)                 (19,103)                  35,886
Cash, beginning                                                 128,204                   26,846                        -
                                                            ---------------------------------------------------------------
Cash, ending                                                $    35,886              $     7,743             $     35,886
                                                            ===============================================================

Supplemental Cash Flow Information
 Interest paid                                              $         -              $         -             $      4,631
                                                            ===============================================================
 Taxes paid                                                 $         -              $         -             $          -
                                                            ===============================================================

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1--Basis of Presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in IFT's annual report on Form 10-K for the twelve month period ended December 31, 2000. IFT follows the same accounting policies in preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 -- Ability to Continue as a Going Concern

IFT's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. IFT has incurred significant losses since inception and has previously had limited funds with which to operate. Management is in the process of executing a strategy based upon developing pollution emission control technologies that also offer enhanced engine performance with respect to greater fuel economy. IFT already has several technologies in development, and may seek to add other technologies through acquisitions. Management anticipates receiving necessary regulatory and commercial acceptance for its acquired technologies within the next twelve months. Immediately thereafter, IFT expects to begin licensing its products and or selling them directly to the commercial marketplace, with IFT eventually generating a level of revenues sufficient to meet IFT's working capital requirements. While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $1.75 million over the remainder of the current fiscal year will be necessary in order to enable us to meet our current capital needs. Management believes the proceeds from financing will be used as follows: $350,000 for specific testing as part of required regulatory procedures as set by the Air Resources Board of California ("CARB"), $350,000 for commercial fleet testing programs, $282,500 for professional fees, $400,000 for salary expenses and $367,500 working capital for administrative and other capital needs, including investigation of future acquisitions, if any. On January 3, 2001 IFT entered into a Securities Purchase Agreement with IIG Equity Opportunities Fund Ltd. ("IIG Fund"), which has a one-year commitment amount of $3 million, with an option at our control for an additional $3 million in financing after the completion of the one-year commitment. On March 1, 2001, IFT completed registration of the common shares required by the January 3, 2001 Securities Purchase Agreement (the "Agreement"). The Agreement provides for IFT to sell up to $250,000 in convertible debentures to the IIG Fund every thirty days. On March 2, 2001 IFT initiated the first convertible debenture purchase and on March 7, 2001 received $200,000 and on March 22, 2001 received $50,000. On April 6, 2001, IFT initiated the second convertible debenture purchase and on April 24, 2001 received $225,000. During May 2001 IFT received notification that due to regulatory issues relating to the structure of the transactions contemplated by the Securities Purchase Agreement, 18,163,872 shares issuable upon possible future conversion of debentures not yet issued and 750,000 shares issuable upon possible future exercise of not yet issued warrants will never be issued. Due to no additional convertible debentures being able to be sold after April 2001 IFT entered into a new Securities Purchase Agreement with IIG on July 10, 2001

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

that provides for the sale of common stock and has a one-year commitment amount of $3 million, with an option at our control for an additional $3 million in financing after the completion of the one-year commitment. A registration statement for the common stock to be issued in connection with this agreement was filed on July 12, 2001 and declared effective by the SEC on July 23, 2001.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

Note 3 - Acquisition

On May 25, 2001 IFT issued 21,000,003 common shares to the shareholders of Interfacial Technologies (UK) Ltd. ("Interfacial"), to acquire all of Interfacial's outstanding common stock. The purchase price of approximately $6,750,001 was determined based on the market price of IFT's common stock on the date the acquisition was announced. Stock certificates totaling 12,500,001 common shares were delivered to the Interfacial shareholders on May 25, 2001. Stock certificates for the remaining 8,500,002 common shares were placed in an escrow account subject to a performance escrow agreement that provides for the release of the stock certificates to the Interfacial shareholders based on the achievement of certain revenue levels by IFT within two years following May 25, 2001. Revenues equal to, or more than, $3,500,000 for the one year period ending May 24, 2002, or revenues equal to, or more than, $10,000,000 for the two year period ending May 24, 2003 will result in all of the stock certificates for the 8,500,002 common shares being released to the Interfacial shareholders. Revenues more than $5,000,000 but less than $10,000,000 for the two year period ending May 24, 2003 will result in a portion, as determined by a formula in the performance escrow agreement, of the stock certificates for the 8,500,002 common shares being released to the Interfacial shareholders. In connection with the closing of this transaction three of the Interfacial shareholders have been appointed to IFT's board of directors. In addition, IFT entered into an employment agreement with one of the Interfacial shareholders and into a consulting agreement with three of the Interfacial shareholders on May 25, 2001.

This transaction has been accounted for as a purchase, and accordingly, the assets have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded fair market value of the assets acquired by approximately $2,450,000 and is being amortized straight line over 15 years. Amortization expense during the three month period ended June 30, 2001 was $37,500. The 8,500,002 common shares placed in the escrow account will be valued as an addition to the purchase price if and when the shares are released to the Interfacial shareholders in accordance with the performance escrow agreement at the appropriate market price of IFT's common stock at that date. The 8,500,002 common shares are currently recorded at par value, or $85,000, as common stock and a discount on common stock.

The summarized unaudited pro forma results of operations set forth below for the six month periods ended June 30, 2001 and 2000 assume the acquisition in 2001 occurred as of the beginning of the year of acquisition and the beginning of the preceding year.

The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisition had been completed at the beginning of each of the periods presented, nor are the results of operations necessarily indicative of the results that will be attained in the future.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

                                    Six Months Ended
                                        June 30,
                                    2001        2000
                                 ----------  ----------

Revenues                         $        0  $        0
Net loss                         $3,258,044  $3,826,843
Net loss per common share:
Basic                            $      .11  $      .22
Diluted                          $      .11  $      .22

Note 4 - Convertible Debentures

IFT issued to the IIG Fund a convertible debenture for $200,000 on March 7, 2001, a convertible debenture for $50,000 on March 22, 2001, and a convertible debenture for $225,000 on April 24, 2001. The debentures bear interest at a rate of 6% per annum commencing on the date of issuance, are convertible upon issuance, and will mature on December 31, 2003.

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

In connection with the March issuance of the $250,000 in convertible debentures IFT recognized $165,167 in discount on convertible debentures due to the beneficial conversion feature of the convertible debentures. The $165,167 discount will be amortized to December 31, 2003 or the date the convertible debenture is converted into common stock, whichever occurs first. For the three months ended June 30, 2001, interest expense includes $6,865 amortization of the $165,167 discount. For the six months ended June 30, 2001 interest expense includes $10,774 amortization of the $165,167 discount. In connection with the April issuance of the $225,000 in convertible debentures IFT recognized $117,000 in discount on convertible debentures due to the beneficial conversion feature of the convertible debentures. The $117,000 discount will be amortized to December 31, 2003 or the date the convertible debenture is converted into common stock, whichever occurs first. For the three and six months ended June 30, 2001, interest expense includes $10,636 amortization of the $117,000 discount.

In connection with the March issuance of the $250,000 in convertible debentures IFT recognized $21,750 in discount on convertible debentures due to the issuance of a two year term warrant that expires on March 1, 2003 to purchase 75,000 shares of IFT stock at an exercise price equal to 130% of the closing bid price, $.53, of the common stock on March 6, 2001. The $21,750 discount will be amortized to December 31, 2003 or the date the warrant is exercised, whichever occurs first. For the three months ended June 30, 2001, interest expense includes $1,919 amortization of the $21,750 discount. For the six months ended June 30, 2001, interest expense includes $2,434 amortization of the $21,750 discount. In connection with the April issuance of the $225,000 in convertible debentures IFT recognized $21,000 in discount on convertible debentures due to the issuance of a two year term warrant that expires on April 5, 2003 to purchase 75,000 shares of IFT stock at an exercise price of $.46. The $21,000 discount will be amortized to December 31, 2003 or the date the warrant is

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

exercised, whichever occurs first. For the three and six months ended June 30, 2001, interest expense includes $1,909 amortization of the $21,000 discount.

On April 3, 2001 IFT issued 160,978 common shares to the IIG Fund as payment on $50,000 of outstanding convertible debentures. During May 17, 2001 IFT issued 610,444 common shares to the IIG Fund as payment on an additional $125,000 of outstanding convertible debentures. The early retirement of the $175,000 of convertible debentures resulted in $110,062 of the $165,167 discount on March 2001 convertible debentures being recognized immediately as interest expense for the three and six months ended June 30, 2001.

                                                          June 30, 2001
                                                          -------------
Convertible Debentures                                      $300,000
Discount on Convertible Debentures                          (189,102)
                                                           ---------
Convertible Debentures, net of discount                    $ 110,898
                                                           =========

Note 5 - Notes Payable to Stockholders

During the six month period ended June 30, 2001 IFT repaid $10,000 of notes payable to stockholders by issuing 33,333 restricted common shares. In connection with the issuance of the 33,333 restricted common shares IFT recognized $6,666 in interest expense due to the fair value of the stock on the date of extinguishment exceeding the carrying value by this amount.

During the six month period ended June 30, 2001 IFT repaid $13,750 of notes payable to stockholders.

During June 2001 IFT received a short-term advance of $150,000 from the IIG Fund, a stockholder. This advance was made in connection with the Securities Purchase Agreement signed on July 10, 2001, as $150,000 of the $300,000 common stock sale that is to occur on the initial closing after a registration statement for the common stock to be sold is granted effectiveness by the SEC. This advance will be repaid by the issuance of common stock in the three month period ending September 30, 2001.

During June 2001 an executive officer of IFT advanced IFT $1,000 which carries an annual interest rate of 10%. This advance is expected to be repaid in the three month period ending September 30, 2001.

In March 2000 ONKAR Corporation, Ltd. ("ONKAR"), a stockholder of IFT, advanced IFT $50,000 which is due in March 2005 and has an annual interest rate of 6%. In April 2000 ONKAR advanced IFT $50,000 which is due in April 2005 and has an annual interest rate of 6%. In addition, at June 30, 2001 and December 31, 2000, IFT has a note payable to ONKAR for $62,500 which is due in November 2004 at an annual interest rate of 6%.

Note 6 - Stockholders' Equity (Deficit)

The 99,000 shares earned by the Chief Executive Officer and Chief Operating Officer under employment agreements which expired on December 31, 2000 were issued on January 31, 2001.

On April 6, 2001 IFT issued 10,000 restricted common shares as payment for $4,375 in consulting services and 10,000 restricted common shares as a payment on a $4,125 account payable.

On February 23, 2001 the Board of Directors of IFT authorized the issuance of 2,475,000 shares of common stock to employees and non-employee directors IFT. The value of the common shares, $1,082,812, has been included in payroll expense for the six months ended June 30, 2001, and was

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

calculated based on the closing stock price of $.4375 on February 23, 2001. The 2,475,000 shares of restricted common stock were issued to the employees and non-employee directors of IFT on April 10, 2001.

On April 11, 2001 IFT issued 406,523 common shares to a total of four individuals as a recalculation of the beneficial conversion rate used for the payment of notes payable in November 2000. The recalculation was required due to the 1,626,086 common shares issued in November 2000 not being registered with the United States Securities and Exchange Commission by March 31, 2001, as the notes payable specified.

During January 2001, IFT entered into an employment agreement with Jonathan R. Burst to serve as Chief Executive Officer of IFT until December 31, 2003 at a base annual salary of $200,000. In addition, Mr. Burst is to be granted 20,834 shares of common stock at the end of each month. During January 2001, IFT entered into an employment agreement with William J. Lindenmayer to serve as President and Chief Operating Officer of IFT until December 31, 2003 at a base annual salary of $200,000. In addition, Mr. Lindenmayer is to be granted 20,834 shares of common stock at the end of each month. The shares are earned ratably on a monthly basis. The stock based compensation earned through June 30, 2001, reflected in these financial statements as payroll expense and as additional paid in capital of $85,003, has been calculated based on the trading price of IFT's stock at January 1, 2001. As of June 30, 2001 the 250,008 common shares related to these employment agreements have not been issued.

On May 25, 2001 IFT entered into an employment agreement with one Interfacial shareholder. Common stock totaling 300,000 shares valued at $162,000, or $.54 per share, was issued and recorded as a payroll expense for the three and six months ended June 30, 2001. The employment agreement provides for the issuance of 300,000 shares of common stock on May 25, 2002 and 400,000 shares of common stock on May 25, 2003. Based on the common stock price of $.54 on the day of the employment agreement IFT has recorded $22,500 to payroll expense for the three and six months ended June 30, 2001 to accrue these stock issuances.

On May 25, 2001 IFT entered into consulting agreements with three Interfacial shareholders. Common stock totaling 660,000 shares valued at $356,400, or $.54 per share, was issued and recorded as a consulting expense for the three and six months ended June 30, 2001. The consulting agreements provide for the total issuance of 660,000 shares of common stock on May 25, 2002 and 880,000 shares of common stock on May 25, 2003. Based on the common stock price of $.45 on June 29, 2001 IFT has recorded $41,250 to consulting expense for the three and six months ended June 30, 2001 to accrue these stock issuances.

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

On May 8, 2000 IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement. The 300,000 shares of common stock are included in the statement of stockholders' deficit for the three months ended March 31, 2001 but are not included in earnings per share and weighted average share calculations for the three months ended March 31, 2001. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT's approval. If the shares are sold and $500,000 is not generated additional shares may need to be issued to the shareholders of Blencathia. Based on the June 29, 2001 market price, $.45, of IFT's common stock, a total of 1,111,111 shares would need to be issued to generate the $500,000 proceeds.

Note 7 - Subsequent Events

During July 2001 IFT issued 350,508 common shares to the IIG Fund as payment on $100,000 of outstanding convertible debentures.

During July 2001 IFT issued 326,087 shares as payment for a consulting services to a director of IFT.

During July 2001 IFT acquired an assignment of a $60,000 Promissory Note Receivable for $1 from a director of IFT.

During July 2001 IFT appointed a ninth director to it's Board of Directors. This director will receive 400,000 non-registered shares of IFT common stock by December 31, 2001.

During July 2001 IFT received the remaining $150,000 from the IIG Fund for the $300,000 initial closing of the July 10, 2001 Securities Purchase Agreement.

During August 2001 IFT issued 824,176 common shares to the IIG Fund as payment on the initial $300,000 common stock sale of the July 10, 2001 Securities Purchase Agreement.

During August 2001 IFT received $100,000 from the IIG Fund for a subsequent closing of a common stock put sale as provided for in the July 10, 2001 Securities Purchase Agreement.

Note 8 - Supplemental Disclosures of Cash Flow Information

Supplemental non-cash investing and financing activities were as follows:

Six months ended June 30, 2001
------------------------------

During the six month period ended June 30, 2001, IFT issued 33,333 shares of common stock as a payment of $10,000 on notes payable to stockholders, $375 in accrued interest and $6,666 in interest expense recognized due to a beneficial conversion.

During the six month period ended June 30, 2001, IFT issued 10,000 restricted common shares as payment on a $4,125 account payable.

During the six month period ended June 30, 2001, IFT issued 771,422 common shares as payment on $175,000 of convertible debentures.

During the six month period ended June 30, 2001, IFT issued 12,500,001 common shares for the acquisition of $6,750,001 of intangible assets. IFT also issued 8,500,002 common shares for the acquisition of the intangible assets that were placed into escrow and recorded as a discount on common stock.

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

Three Months Ended June 30, 2001 and Six Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000 and Six Months Ended June 30, 2000

Total operating expenses from development stage operations were $1,275,333 for the three months ended June 30, 2001, as compared to the development stage operating expenses of $677,389 for the three month period ended June 30, 2000. This represents an increase of $597,944, or 88.3%, from the prior period. Total operating expenses from development stage operations were $2,752,580 for the six months ended June 30, 2001, as compared to the development stage operating expenses of $3,093,741 for the six month period ended June 30, 2000. This represents a decrease of $341,161 from the prior period. Decreased development stage operating expenses in the current six month period compared to the prior six month period are a result of reduced investment advisory fees of $1,251,413 and reduced board meeting expense of $117,216, partially offset by increased consulting fees of $296,263, increased payroll expenses of $585,260, and increased research and development expenses of $95,312.

There were no board meeting expenses for the six months ended June 30, 2001, representing a decrease of $117,216 from the corresponding period of 2000. The decrease is due to no common shares being authorized or issued for Director's expenses in 2001. In the prior year, board meeting expense recognized the value of 45,000 shares of common stock issued to members of the Board of Directors as reimbursement for expenses incurred. The shares were issued on March 6, 2000 and $6,534 of the total value was allocated to travel expense. On February 23, 2000 the Board of Directors adopted the Director's Stock Compensation Plan, which provides for an annual award of 10,000 shares of IFT's common stock to IFT's Board members as reimbursement for their attendance at the Board meetings and an additional 1,000 shares of IFT's common stock for any three telephone conference call Board meetings attended. As of June 30, 2001 IFT's Board of Directors has not authorized the issuance of common stock under the Director's Stock Compensation Plan for the year 2001.

Consulting expenses during the three months ended June 30, 2001 were $568,915 as compared to $103,383 for the same period in 2000. This represents an increase of $465,532, or 450.3%, from the corresponding period for 2000. Consulting expenses during the six months ended June 30, 2001 were $574,895 as compared to $278,632 for the same period in 2000. This represents an increase of $296,263 from the corresponding period in 2000. The increase in the consulting expenses in the current six month period is due to consulting agreements signed with three shareholders of Interfacial; 660,000 shares were issued based on the May 25, 2001 common stock price of $.54 for a total value of $356,400. In addition, the consulting agreements provide for additional stock issuances on May 25, 2002 and May 25, 2003, and $41,250 has been recorded to consulting expenses to reflect the accrued portion of the stock to be issued based on the June 29, 2001, stock price of $.45 per share. Two of the three individuals are members of the Board of Directors of IFT. Prior year includes $131,250 that resulted from the sale of 100,000 common shares to a Director of IFT for $2.00 per share when the market value was $3.3125 per share. The $131,250 in market value in excess of the cash amount received is reflected in these financial statements as consulting expense and additional paid in capital for the six month period ended June 30, 2000. Prior year also includes the issuance of 250,000 shares of restricted common stock to a company whose sole director is a director of IFT. The market value on the day of the agreement was $218,750. The $218,750 in market value is reflected in these financial statements as consulting expense and additional paid in capital. In addition, consulting expenses in 2000 were reduced by $110,367 due to the elimination of a related party account payable that had previously been recorded to consulting expenses.

There was no investment advisory fee expense for the six months ended June 30, 2001, representing a $1,251,413 decrease from the corresponding period for 2000. On March 28, 2000 a warrant for 390,000 shares of common stock was exercised by GEM Global Yield Fund Limited at a cost of $.01 per share. The value over par value of these shares, reflected in the financial statements for the three month period ended March 31, 2000, as an investment advisory fee, has been calculated based on the trading price of IFT's stock at March 28, 2000 in the amount of $1,141,725. During February 2000 IFT issued 195,000 shares of common stock and placed them in escrow in accordance with the convertible debenture purchase agreement entered into in February 2000. The shares were to be released from escrow and issued to the purchasers of the convertible debenture in the event of an uncured default by IFT prior to the closing of the convertible debenture purchase agreement. The 195,000 shares of common stock were released to the purchasers of the convertible debenture purchase agreement in conjunction with an amendment to the convertible debenture purchase agreement dated June 16, 2000, and were recorded as an investment advisory fee of $109,688 based upon IFT's closing stock price on June 16, 2000.

Payroll expenses during the three months ended June 30, 2001 were $364,155 as compared to $245,467 for the same period in 2000. This represents an increase of $118,688 from the corresponding period of 2000. Payroll expenses during the six months ended June 30, 2001 were $1,600,238 compared to $1,014,979 for the same period in 2000. This represents an increase of $585,259 from the corresponding of 2000. The increase was primarily due to the Board of Director's granting a bonus of 1,000,000 shares of IFT's common stock payable to each of IFT's President/COO and to its Chief Executive Officer on February 23, 2001, and these shares have been reflected in the financial statements for the six month period ended June 30, 2001, as payroll expense of $875,000. Also, stock awards totaling 425,000 restricted shares of IFT's common stock were granted to the three non-employee directors of IFT and a stock award totaling 50,000 restricted shares of IFT's common stock was granted to one employee on February 23, 2001. The 475,000 restricted shares have been reflected in the statement of operations as payroll expense of $207,812 for the six months ended June 30, 2001. The February 23, 2001 restricted stock award shares value was calculated based on the closing trading price of IFT's stock on February 23, 2001, which was $.4375 per share. On January 1, 2001 IFT entered into employment agreements with its President/COO and Chief Executive Officer through December 31, 2003. Under these agreements, the Chief Executive Officer and the President/COO will each receive an annual base salary of $200,000, a stock award of 20,834 each month and a bonus award as deemed appropriate by the Board of Directors of IFT.

Research and development costs during the three months ended June 30, 2001 were $45,107 as compared to $1,736 for the same period in 2000. This represents an increase of $43,371, or 2,498.3% from the corresponding period for 2000. Research and development costs during the six months ended June 30, 2001 were $97,048 as compared to $1,736 for the same period in 2000. This represents an increase of $95,312 from the corresponding period for 2000. The increase in research and development for the current six month period is due to consulting fees recorded as research and development that may have been recorded as consulting fees in prior periods. In addition, testing was performed at Southwest Research Institute as part of the due diligence process in evaluating potential acquisitions.

Interest expense for the three months ended June 30, 2001 was $294,968 as compared to $122,968 for the same period in 2000. This represents an increase of $172,000 over the corresponding period for 2000. Interest expense for the six months ended June 30, 2001 was $320,007 as compared to $124,417 for the same period in 2000. This represents an increase of $195,590 over the corresponding period for 2000. The increase is primarily due to interest expense recognized in conjunction with the issuance and conversion of the IIG convertible debentures. During the six months ended June 30, 2001 IFT recognized $110,062 in regards to the conversion of the IIG convertible debenture. Also in relation to the IIG convertible debentures, during the six months ended June 30, 2001 IFT recognized $3,828 in interest expense for several two-year term warrants that were issued in connection with the IIG convertible debentures. During the six months ended June 30, 2001, IFT recognized $17,501 in interest expense in relation to the beneficial conversion discount that was recognized in conjunction with the IIG convertible debentures. During April 2001 IFT recognized $143,202 as interest expense to record the issuance of 406,523 common shares to a total of four individuals as a recalculation of the beneficial conversion rate used for the payment of notes payable in November 2000. The recalculation was required due to the 1,626,086 common shares issued in November 2000 not being registered with the United States Securities and Exchange Commission by March 31, 2001, as the notes payable specified.

The net loss for the three months ended June 30, 2001 was $1,570,301 as compared to the net loss of $800,357 for the three months ended June 30, 2000. This represents an increase of $769,944 or 96.2% from the prior period. The net loss per common share for the three months ended June 30, 2001 was $.05 as compared to the net loss per common share of $.04 for the three months ended June 30, 2000. The net loss for the six months ended June 30, 2001 was $3,072,587 as compared to the net loss of $3,218,168 for the six months ended June 30, 2000. This represents a decrease of $145,581 from the prior period. The net loss per common share for the six months ended June 30, 2001 was $.11 as compared to the net loss per common share of $.18 for the six months ended June 30, 2000.

New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for years beginning after June 15, 2000 and requires comparative information for all fiscal quarters of fiscal years beginning after June 15, 2000. IFT adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a material effect on IFT's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that IFT recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that IFT reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that IFT identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires IFT to complete a transitional goodwill impairment test six months from the date of adoption. IFT is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

IFT's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $2,436,389 and other intangible assets is $4,276,112. Amortization expense during the three month period ended June 30, 2001 was $37,500. Currently, IFT is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

Liquidity and Capital Resources

A critical component of IFT's operating plan impacting the continued existence of IFT is the ability to obtain additional capital through additional debt and/or equity financing. We do not anticipate IFT will generate a positive internal cash flow until such time as IFT can generate revenues from license fees from its products, which may take the next few years to realize. In the event IFT cannot obtain the necessary capital to pursue its strategic plan, IFT may have to cease or significantly curtail its operations. This would materially impact its ability to continue as a going concern.

IFT has met its capital needs since inception primarily through the issuance of common stock as compensation for services rendered, which have totaled $15,199,433 since inception in April 1996, and with $1,754,341 in authorized issuances for the six month period ended June 30, 2001. In addition to these amounts, we have raised $2,808,328 in cash from the issuance of common stock since the IFT's inception, with no amounts raised during the six month period ended June 30, 2001. Most of these funds have been raised through private placement transactions. Since IFT's inception, financing totaling $2,330,425 was raised privately through notes payable to various sources, of which $590,421 was repaid, $1,417,754 was converted to common stock, and $322,250 is recorded as a liability on the June 30, 2001, balance sheet. For the six months ended June 30, 2001, there were $151,000 in proceeds from notes payable with $13,750 repaid and $10,000 converted to common stock. Notes payable totaling $10,000 were converted at a price of $.30 per share, and included both the outstanding principal and interest owed as of January 31, 2001.

Financing totaling $475,000 was raised through the issuance of convertible debentures during the six months ended June 30, 2001. In connection with the issuance of the $475,000 in convertible debentures IFT recognized $282,167 in discount on convertible debentures due to the beneficial conversion feature of the convertible debentures. The $282,167 discount will be amortized to December 31, 2003 or the date the convertible debenture is converted into common stock, whichever occurs first. For the three months ended June 30, 2001, interest expense includes $17,501 amortization of the $282,167 discount. For the six months ended June 30, 2001 interest expense includes $21,410 amortization of the $282,167 discount. Also, in connection with the issuance of $250,000 in convertible debentures IFT recognized $21,750 in discount on convertible debentures due to the issuance of a two year term warrant that expires on March 1, 2003 to purchase 75,000 shares of IFT stock at an exercise price equal to 130% of the closing bid price, $.53, of the common stock on March 6, 2001. The $21,750 discount will be amortized to December 31, 2003 or the date the warrant is exercised, whichever occurs first. For the three months ended June 30, 2001, interest expense includes $1,919 amortization of the $21,750 discount. For the six months ended June 30, 2001, interest expense includes $2,434 amortization of the $21,750 discount. In connection with the issuance of the $225,000 in convertible debentures IFT recognized $21,000 in discount on convertible debentures due to the issuance of a two year term warrant that expires on April 5, 2003 to purchase 75,000 shares of IFT stock at an exercise price of $.46. The $21,000 discount will be amortized to December 31, 2003 or the date the warrant is exercised, whichever occurs first. For the three months ended June 30, 2001, interest expense includes $1,909 amortization of the $21,000 discount. During the six month period ended June 30, 2001, IFT issued 771,422 shares of common stock as payment of $175,000 in convertible debentures. Due to the conversion of the $175,000 in convertible debentures $110,062 of the discount on convertible debentures was recognized as interest expense.

The cash used in operating activities is $667,926 for the six months ended June 30, 2001 as compared to cash used in operating activities of $428,453 for the six months ended June 30, 2000. The cash used in investing activities was $36,642 for the six months ended June 30, 2001 as compared to $0 used in investing activities for the six months ended June 30, 2000. The cash provided by financing activities was $612,250 for the six months ended June 30, 2001 as compared to $409,350 provided by financing activities for the six months ended June 30, 2000. Net cash decreased by $92,318 for the six months ended June 30, 2001 as compared to net cash decreasing by $19,103 for the six months ended June 30, 2000.

Working capital at June 30, 2001 was ($819,792) as compared to ($316,210) at December 31, 2000. The decrease in working capital at June 30, 2001 is primarily due to the increase of $151,000 in notes payable to stockholders and increases in account payable.

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

On May 8, 2000, IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement. The 300,000 shares of common stock are included in the statement of stockholders' deficit for the twelve months ended December 31, 2000 but are not included in earnings per share and weighted average share calculations for the twelve month period ended December 31, 2000. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT's approval. If the shares are sold and $500,000 is not generated additional shares may need to be issued to the shareholders of Blencathia. Based on the June 29, 2001 closing market price, $.45, of IFT's common stock, a total of 1,111,111 shares would need to be issued to generate the $500,000 proceeds.

On May 25, 2001 IFT issued 21,000,003 common shares to the shareholders of Interfacial to acquire all of Interfacial's outstanding common stock. The purchase price of approximately $6,750,000 was determined based on the market price of IFT's common stock on the date the acquisition was announced. Stock certificates totaling 12,500,001 common shares were delivered to the Interfacial shareholders on May 25, 2001. Stock certificates for the remaining 8,500,002 common shares were placed in an escrow account subject to a performance escrow agreement that provides for the release of the stock certificates to the Interfacial shareholders based on the achievement of certain revenue levels by IFT within two years following May 25, 2001. Revenues equal to, or more than, $3,500,000 for the one year period ending May 24, 2002, or revenues equal to, or more than, $10,000,000 for the two year period ending May 24, 2003 will result in all of the stock certificates for the 8,500,002 common shares being released to the Interfacial shareholders. Revenues more than $5,000,000 but less than $10,000,000 for the two year period ending May 24, 2003 will result in a portion, as determined by a formula in the performance escrow agreement, of the stock certificates for the 8,500,002 common shares being released to the Interfacial shareholders. IFT has agreed to file a registration statement with the Securities and Exchange Commission to register 2,000,000 of the common shares issued to the Interfacial shareholders by July 24, 2001. IFT is currently in the process of preparing this registration statement for filing. In connection with the closing of this transaction three of the Interfacial shareholders have been appointed to IFT's board of directors. In addition, IFT entered into an employment agreement with one of the Interfacial shareholders and into a consulting agreement with three of the Interfacial shareholders on May 25, 2001.

The acquisition was accounted for using the purchase method of accounting, with substantially all of the $6,750,000 purchase price being allocated to intangible assets which are subject to amortization. The intangible assets are expected to be comprised primarily of patents, technology and goodwill. The 8,500,002 common shares placed in the escrow account will be valued as an addition to the purchase price if and when the shares are released to the Interfacial shareholders in accordance with the performance escrow agreement at the appropriate market price of IFT's common stock at that date.

While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $1.75 million over the remainder of the current fiscal year will be necessary in order to enable us to meet our current capital needs. Management believes the proceeds from financing will be used as follows: $350,000 for specific testing as part of required regulatory procedures as set by the Air Resources Board of California ("CARB"), $350,000 for commercial fleet testing programs, $282,500 for professional fees, $400,000 for salary expenses and $367,500 working capital for administrative and other capital needs, including investigation of future acquisitions, if any. On January 3, 2001 we entered into a Securities Purchase Agreement with IIG Equity Opportunities Fund Ltd. ("IIG Fund"), which has a one-year commitment amount of $3 million, with an option at our control for an additional $3 million in financing after the completion of the one-year commitment. On March 1, 2001, IFT completed registration of the common shares required by the January 3, 2001 Securities Purchase Agreement (the "Agreement"). The Agreement provides for IFT to sell up to $250,000 in convertible debentures to the IIG Fund every thirty days. In connection with each convertible debenture purchase IFT is required to issue a warrant for the purchase of 75,000 common shares at the redemption price of 130% of the closing trading price on the day of the convertible debenture purchase. Based on the terms of the Agreement IFT is expecting to recognize interest expense in connection with the issuance of the warrants or with the conversion of the debentures. The amount of interest expense to be recognized will be specifically determined when those events take place. On March 2, 2001 IFT initiated the first convertible debenture purchase and on March 7, 2001 received $200,000 and on March 22, 2001 received $50,000. The proceeds from the convertible debentures were primarily used as follows:
$61,150 for research and development, $60,800 for salaries and related expenses and $96,800 for administrative and other capital needs. On April 6, 2001, IFT initiated the second convertible debenture purchase and on April 24, 2001 received $225,000. During April 2001 IFT issued 160,978 common shares to the IIG Fund as payment on $50,000 of outstanding convertible debentures. During May 2001, IFT issued 610,444 common shares to the IIG Fund as payment on an additional $125,000 of outstanding convertible debentures. The early retirement of the $175,000 of convertible debentures resulted in the immediate amortization of $110,062 of the beneficial conversion discount.

During May 2001 IFT received notification that due to regulatory issues relating to the structure of the transactions contemplated by the Securities Purchase Agreement, 18,163,872 shares issuable upon possible future conversion of debentures not yet issued and 750,000 shares issuable upon possible future exercise of not yet issued warrants will never be issued. Due to no additional convertible debentures being able to be sold after April 2001 IFT entered into a new Securities Purchase Agreement with IIG on July 10, 2001 that provides for the sale of common stock and has a one-year commitment amount of $3 million, with an option at our control for an additional $3 million in financing after the completion of the one-year commitment. The agreement provides for IFT issuing common stock to IIG based on the exercise of a common stock put subject to formulas and limitations specified in the agreement. A registration statement for the common stock to be issued in connection with this agreement was filed on July 12, 2001 and declared effective by the SEC on July 23, 2001.

Subsequent Events

During July 2001 IFT issued 350,508 common shares to the IIG Fund as payment on $100,000 of outstanding convertible debentures. During July 2001 IFT issued 326,087 shares to a director of IFT as payment for consulting services in relation to the Interfacial Acquisition. During July 2001 IFT acquired an assignment of a $60,000 Promissory Note Receivable for $1 from a director of IFT. During July 2001 IFT appointed a ninth director to its Board of Directors. This director will receive 400,000 non-registered shares of IFT common stock by December 31, 2001. During July 2001 IFT received the remaining $150,000 from the IIG Fund for the $300,000 initial closing of the July 10, 2001 Securities Purchase Agreement. During August 2001 IFT issued 824,176 common shares to the IIG Fund as payment on the initial $300,000 common stock sale of the July 10, 2001 Securities Purchase Agreement. During August 2001 IFT received $100,000 from the IIG Fund for a subsequent closing of a common stock put sale as provided for in the July 10, 2001 Securities Purchase Agreement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, operations of IFT may be exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing, investing and operating transactions. At June 30, 2001 IFT has debt totaling 40.0% of total liabilities at fixed interest rates and fluctuations in the interest rate could have a material impact on the underlying fair value.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 25, 2001 IFT submitted two matters to a vote of security holders at an annual meeting. The election of eight directors for the ensuing year and the approval of BDO Seidman, LLP as independent accountants for the year 2001 were voted on by the required quorum. The eight directors recommended by IFT management were elected to serve for the ensuing year with 17,076,228 votes for and 16,660 votes withheld; BDO Seidman, LLP was approved as independent accountants for the year 2001 with 17,074,562 votes for, 15,510 votes against and 2,816 votes abstained.

Item 5.   Exhibits and Reports of Form 8-K

     (a)  The following exhibits are filed as part of this report:

          None

     (b)  Reports on Form 8-K

          A report on Form 8-K was filed on June 8, 2001 reporting the acquisition of Interfacial Technologies (UK) Ltd. on May 25, 2001.


     All other items of this report are inapplicable.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)



By:/s/ Jonathan R. Burst       Date: August 17, 2001
   ---------------------             ---------------
   Jonathan R. Burst
   Chief Executive Officer

By:/s/ William J. Lindenmayer  Date  August 17, 2001
   --------------------------        ---------------
   William J. Lindenmayer
   Chief Accounting Officer