Form 10-Q
period 2001-09-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2001-11-14
CIK 1078723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended  September 30, 2001
                                              -------------------
                                       OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 000-25367
                                                ---------

                       International Fuel Technology, Inc.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

                       Nevada                                                88-0357508
                       ------                                                ----------
 (State or other jurisdiction of incorporation or                (IRS Employer Identification No.)
                    organization)

  7777 Bonhomme, Suite 1920, St. Louis, Missouri                               63105
  -------------------------------------------------------------------------------------
     (Address of principal executive offices)                                (Zip Code)

                                 (314) 727-3333
                                ----------------
                         (Registrant's telephone number)

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

     Yes  X  No___
         ---

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on September 30, 2001, as reported on the OTC Bulletin Board, was $26,853,394.

     Number of shares of common stock outstanding as of October 31, 2001:
53,522,934

                                    FORM 10-Q

                For The Quarterly Period Ended September 30, 2001

                                      INDEX

Part I - FINANCIAL INFORMATION                                                                       Page
       Item 1-  Financial Statements

                Balance Sheets - September 30, 2001 and December 31, 2000                              3

                Statements of Operations - Three Month and Nine Month Periods
                Ended September 30, 2001 and 2000, and From Inception (April 9,
                1996) to September 30, 2001                                                            4

                Statement of Stockholders' Equity (Deficit) - Nine Months
                  Ended September 30, 2001                                                             5

                Statements of Cash Flows - Nine Months Ended September 30, 2001
                  and 2000, and From Inception (April 9, 1996) to September 30,
                  2001                                                                                 6

                Notes to Financial Statements                                                     7 - 10

       Item 2-  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      11 - 17

Part II - OTHER INFORMATION

       Item 3-  Quantitative and Qualitative Disclosures About Market Risk                            18

       Item 4-  Submissions of Matters to a Vote of Security Holders                                  18

       Item 5-  Exhibits and Reports on Form 8-K                                                      18

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

  BALANCE SHEETS

                                                                 September 30,    December 31,
  ASSETS (Note 2)                                                    2001             2000
  --------------------------------------------------------------------------------------------
                                                                  (Unaudited)
  Current Assets
    Cash                                                         $     49,348    $    128,204
    Prepaid Expenses                                                   24,400          29,107
    Note Receivable - Stockholders                                     35,000              --
                                                                 ------------    ------------
               Total current assets                                   108,748         157,311
                                                                 ------------    ------------

  Property and Equipment
    Machinery and equipment                                            14,382          23,703
    Accumulated depreciation                                           (4,610)         (5,592)
                                                                 ------------    ------------
               Total property and equipment                             9,772          18,111
                                                                 ------------    ------------

  Purchased Patents & Technology, net (Note 3)                      4,204,444              --
  Goodwill, net (Note 3)                                            2,395,556              --
                                                                 ------------    ------------

               Total assets                                      $  6,718,520    $    175,422
                                                                 ============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) (Note 2)
  -------------------------------------------------------
  Current Liabilities
    Accounts payable                                             $    451,885    $    227,748
    Accrued expenses                                                  240,827         204,325
    Accrued interest                                                   15,313           8,948
    Notes payable to stockholders                                          --          32,500
                                                                 ------------    ------------
               Total current liabilities                              708,025         473,521
                                                                 ------------    ------------

  Long-Term Liabilities
    Notes payable to stockholder                                      162,500         162,500
    Convertible debentures (net of discount) (Note 4)                  62,115              --
                                                                 ------------    ------------
               Total liabilities                                      932,640         636,021
                                                                 ------------    ------------

  Commitments and Contingencies

  Stockholders' Equity (Deficit) (Notes 4 and 5)
    Common stock, $.01 par value; authorized, 150,000,000,
    52,654,789 and 24,560,453 shares issued and outstanding at
    September 30, 2001 and December 31, 2000, respectively            526,547         245,604
    Discount on common stock                                         (904,923)       (819,923)
    Additional paid-in capital                                     31,428,378      21,208,288
    Deficit accumulated during the development stage              (25,264,122)    (21,094,568)
                                                                 ------------    ------------
               Total stockholders' equity (deficit)                 5,785,880        (460,599)
                                                                 ------------    ------------
                                                                 $  6,718,520    $    175,422
                                                                 ============    ============

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                                                     From Inception
                                                       Three Months                        Nine Months               (April 9, 1996)
                                                           Ended                              Ended                      Through
                                                       September 30,                      September 30,               September 30,
                                                  2001               2000             2001            2000                2001
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                       $         -       $         -      $         -     $         -       $              -
Cost of Revenues                                         -                 -                -               -                      -
                                               -------------------------------------------------------------------------------------
Gross Profit                                             -                 -                -               -                      -
                                               -------------------------------------------------------------------------------------

Operating Expenses:
  Advertising and marketing                         14,500             1,555           14,500          15,368                 59,041
  Amortization & Depreciation                      113,194                 -          152,054               -                152,054
  Board meeting expense                                  -                 -                -         117,216                117,216
  Consulting                                       176,098                 -          935,493         278,632              8,578,889
  Insurance                                          9,671             8,612           39,356          25,183                 91,616
  Investment advisory fee                                -                 -                -       1,251,413              1,251,413
  Office and Other                                  18,032            22,661           59,916          77,233                788,640
  Payroll                                          186,663           204,702        1,619,498       1,219,680              4,356,405
  Professional services                            174,626           193,499          527,499         538,309              5,004,400
  Research and development costs                    95,425                 -          192,473           1,736              1,737,332
                                               -------------------------------------------------------------------------------------
           Total operating expenses                788,209           431,029        3,540,789       3,524,770             22,137,006
                                               -------------------------------------------------------------------------------------
           Net loss from operations                788,209           431,029        3,540,789       3,524,770             22,137,006
              Interest expense                     308,758           769,749          628,765         894,166              3,127,116
                                               -------------------------------------------------------------------------------------
           Net loss before income taxes          1,096,967         1,200,778        4,169,554       4,418,936             25,264,122
              Provision for income taxes                 -                 -                -               -                      -
                                               -------------------------------------------------------------------------------------
           Net loss                            $ 1,096,967       $ 1,200,778      $ 4,169,554     $ 4,418,936       $     25,264,122
                                               =====================================================================================


Basic and diluted net loss
      Per common share                         $       .04       $       .06      $       .14     $       .25

Weighted average common shares
     outstanding                                41,984,052        18,716,339       28,853,413      17,894,524


See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

   STATEMENT OF STOCKHOLDERS'
   EQUITY (DEFICIT)
   FOR THE NINE MONTHS ENDED
   SEPTEMBER 30, 2001
   (Unaudited)
                                                                                                         Deficit
                                                                                                       Accumulated
                                           Common Stock                                Additional        During
                                              Shares        Common     Discount on      Paid-In        Development
                                                         Stock Amount  Common Stock     Capital           Stage         Total
   ------------------------------------------------------------------------------------------------------------------------------
   Balance, January 1, 2001                  24,560,453   $   245,604  $   (819,923) $  21,208,288  $   (21,094,568) $  (460,599)

   Conversion of debt and interest               33,333           333             -         16,708                -       17,041
   Issuances of common stock for
   compensation                               2,579,000        25,790             -      1,059,773                -    1,085,563
   Issuances of common stock for
   convertible debentures                     2,769,390        27,694             -        847,306                -      875,000
   Issuances of common stock for debt
   interest                                     406,523         4,065             -        139,137                -      143,202
   Issuances of common stock for
   accounts payable                              10,000           100             -          3,400                -        3,500
   Issuances of common stock for services     1,296,087        12,961             -        669,597                -      682,558
   Issuances of common stock for
   Interfacial acquisition                   12,500,001       125,000             -      6,625,001                -    6,750,001
   Issuances of common stock for
   Interfacial escrow                         8,500,002        85,000       (85,000)             -                -            -
   Discount on issuances of convertible
   debt                                               -             -             -        484,916                -      484,916
   Issuances of common stock warrants                 -             -             -         42,750                -       42,750
   Accrued stock based compensation                   -             -             -        150,004                -      150,004
   Accrued stock based services                       -             -             -        181,500                -      181,500
   Net loss                                           -             -             -              -       (4,169,554)  (4,169,554)

   ------------------------------------------------------------------------------------------------------------------------------
   Balance, September 30, 2001               52,654,789   $   526,547  $   (904,923) $  31,428,378  $   (25,264,122)   5,785,880
   ==============================================================================================================================

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)                                                                                                     From
                                                                      Nine Months        Nine Months          Inception
                                                                         Ended              Ended           (April 9, 1996)
                                                                                                            to September
                                                                      September 30,     September 30,           30,
                                                                         2001                2000               2001
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                                        $         (4,169,554)    $    (4,418,936)    $ (25,264,122)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation                                                                 2,055               2,414             7,647
  Amortization                                                               150,000                   -           150,000
  Stock issued and additional paid in capital
  Interest expense recognized due to discount on debt                         25,753             887,887         1,254,177
  Interest expense recognized upon conversion of debt                        563,897                   -         1,677,348
  Loss on disposal of machinery and equipment                                  5,527                   -             5,527
  Change in assets and liabilities:
    Increase in prepaid expenses                                               4,707             (10,447)          (24,400)
    Increase in accounts payable                                             227,637             134,291           470,853
    Increase in accounts payable-stockholders                                      -            (100,000)           87,095
    Increase in accrued expenses                                              36,502             197,512           240,827
    Increase in accrued interest                                               6,739                   -           158,507
                                                                -----------------------------------------------------------
Net cash used in operating activities:                                   (1,047,114)            (700,022)       (5,691,826)
                                                                -----------------------------------------------------------

Cash Flows from Investing Activities
  Acquisition of machinery and equipment                                      (1,642)                  -           (23,701)
  Increase in employee and stockholder receivables                           (35,000)                  -           (50,468)
  Proceeds from the sale of property and equipment                             2,400                   -             2,400
  Cash acquired in connection with the purchase of
  United States Fuel Technology, Inc.                                              -                   -               358
                                                                -----------------------------------------------------------
Net cash used for investing activities:                                      (34,242)                              (71,411)
                                                                -----------------------------------------------------------
                                                                                                       -
Cash Flows from Financing Activities
  Increase in amount due to related party                                    151,000                   -           177,500
  Increase in due to United States Fuel Technology, Inc.                           -                   -           372,503
  Proceeds from common stock issued                                                -             218,150         2,808,328
  Proceeds from convertible debentures                                       874,000                   -           874,000
  Proceeds from notes payable                                                      -             516,000         2,179,425
  Payment on notes payable                                                   (22,500)                  -          (599,171)
                                                                -----------------------------------------------------------
Net cash provided by financing activities:                                 1,002,500             734,150         5,812,585
                                                                -----------------------------------------------------------

Net increase (decrease) in cash                                              (78,856)             34,128            49,348
  Cash, beginning                                                            128,204              26,846                 -
                                                                -----------------------------------------------------------
  Cash, ending                                                  $             49,348     $        60,974     $      49,348
                                                                ===========================================================

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

     Note 2 -- Ability to Continue as a Going Concern

     IFT's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. IFT has incurred significant losses since inception and has previously had limited funds with which to operate. Management is in the process of executing a strategy based upon developing pollution emission control technologies that also offer enhanced engine performance with respect to greater fuel economy. IFT already has several technologies in development, and may seek to add other technologies through acquisitions. Management anticipates receiving necessary regulatory and commercial acceptance for its acquired technologies within the next twelve months. Immediately thereafter, IFT expects to begin licensing its products and/or selling them directly to the commercial marketplace, with IFT eventually generating a level of revenues sufficient to meet IFT's working capital requirements. While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $750,000 over the remainder of the current fiscal year will be necessary in order to enable us to meet our current capital needs. Management believes the proceeds from financing will be used as follows: $200,000 for commercial fleet testing programs, $150,000 for professional fees, $200,000 for salary expenses and $200,000 working capital for administrative and other capital needs, including investigation of future acquisitions, if any.

     On January 3, 2001 IFT entered into a Securities Purchase Agreement with IIG Equity Opportunities Fund Ltd. ("IIG Fund"), which has a one-year commitment amount of $3 million, with an option at our control for an additional $3 million in financing after the completion of the one-year commitment. On March 1, 2001, IFT completed registration of the common shares required by the January 3, 2001 Securities Purchase Agreement (the "Agreement"). The Agreement provides for IFT to sell up to $250,000 in convertible debentures to the IIG Fund every thirty days. On March 2, 2001 IFT initiated the first convertible debenture purchase and on March 7, 2001 received $200,000 and on March 22, 2001 received $50,000. On April 6, 2001, IFT initiated the second convertible debenture purchase and on April 24, 2001 received $225,000. During May 2001 IFT received notification that due to regulatory issues relating to the structure of the transactions contemplated by the Securities Purchase Agreement, 18,163,872 shares issuable upon possible future conversion of debentures not yet issued and 750,000 shares issuable upon possible future exercise of not yet issued warrants will never be issued. Due to the inability to sell additional convertible debentures after April 2001, IFT entered into a new Securities Purchase Agreement with IIG on July 10, 2001 that provides for the sale of common stock and has a one-year commitment amount of $3 million, with

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

     NOTES TO FINANCIAL STATEMENTS
     (Unaudited)

     an option at our control for an additional $3 million in financing after the completion of the one-year commitment. A registration statement for the common stock to be issued in connection with this agreement was filed on July 12, 2001 and declared effective by the SEC on July 23, 2001. As of November 7th, 2001, IFT has borrowed a total of $1,025,000 under the financing agreement.

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

     This transaction has been accounted for as a purchase, and accordingly, the assets have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded fair market value of the assets acquired by approximately $2,450,000 and is being amortized straight line over 15 years. Amortization expense during the nine month period ended September 30, 2001 was $150,000. The 8,500,002 common shares placed in the escrow account will be valued as an addition to the purchase price if and when the shares are released to the Interfacial shareholders in accordance with the performance escrow agreement at the appropriate market price of IFT's common stock at that date. The 8,500,002 common shares are currently recorded at par value, or $85,000, as common stock and a discount on common stock.

     The summarized unaudited pro forma results of operations set forth below for the nine month periods ended September 30, 2001 and 2000 assume the acquisition occurred as of the beginning of 2001 and the beginning of Interfacial's 2000 year.

     The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisition had been completed at the beginning of each of the periods presented, nor are the results of operations necessarily indicative of the results that will be attained in the future.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

     NOTES TO FINANCIAL STATEMENTS
     (Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                    2001         2000
                                                 -----------------------
     Revenues                                    $        0   $        0
     Net loss                                    $4,310,882   $4,618,507
     Net loss per common share:
     Basic and diluted                           $      .11   $      .12

     Note 4 - Convertible Debentures

     On September 30, 2001, IFT had outstanding convertible debentures of $150,000 less the related discount for the beneficial conversion feature of the debenture of $87,884. The debentures bear interest at a rate of 6% per annum commencing on the date of issuance, are convertible upon issuance, and will mature on December 31, 2003.

     The convertible debentures are immediately convertible at the option of the holder into the number of shares of our common stock equal to the principal amount of the debentures to be converted, including all accrued interest, divided by the conversion price in effect on the conversion date. The conversion price is calculated at 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the conversion date, but in no event more than 110% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the convertible debenture issuance date.

     Note 5 - Stockholders' Equity (Deficit)

     On January 31, 2001, IFT issued 33,333 shares in repayment of a $10,000 note payable to a stockholder. In connection with the issuance of the shares, IFT recognized $6,666 in interest expense due to the fair value of the stock on the date of extinguishment exceeding the carrying value of the debt.

     On January 31, 2001, IFT issued 99,000 shares earned by the Chief Executive Officer and Chief Operating Officer under employment agreements, which expired on December 31, 2000.

     On February 23, 2001 the Board of Directors of IFT authorized the issuance of 2,475,000 shares of common stock to employees and non-employee directors IFT. The value of the common shares, $1,082,812, has been included in payroll expense for the nine months ended September 30, 2001, and was calculated based on the closing stock price of $.4375 on February 23, 2001. The 2,475,000 shares of restricted common stock were issued to the employees and non-employee directors of IFT on April 10, 2001.

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

     NOTES TO FINANCIAL STATEMENTS
     (Unaudited)

     During January 2001, IFT entered into an employment agreement with Jonathan
     R. Burst to serve as Chief Executive Officer and William J. Lindenmayer to serve as President and Chief Operating Officer until December 31, 2003. The agreements provide for a stock grant of 20,834 shares of common stock at the end of each month to each employee.

     The shares are earned ratably on a monthly basis. The stock based compensation earned through September 30, 2001, reflected in these financial statements as payroll expense and as additional paid in capital of $127,504, has been calculated based on the trading price of IFT's stock on January 1, 2001. No shares have been issued under these agreements.

     On May 25, 2001 IFT entered into consulting agreements with four Interfacial shareholders. Common stock totaling 960,000 shares valued at $518,400, or $.54 per share, was issued and recorded as a consulting expense. The consulting agreements provide for the total issuance of 960,000 shares of common stock on May 25, 2002 and 1,180,000 shares of common stock on May 25, 2003. Based on the common stock price of $.51 on September 29, 2001, IFT has recorded $363,783 to consulting expense for the nine months ended September 30, 2001.

     On July 18, 2001, IFT issued 326,087 shares of common stock as payment for $159,783, or $.49 per share, for consulting services to a director of IFT. The stock price was based on the stock price for the period during which the services were performed.

     On August 16, 2001, IFT issued 5,000 shares of common stock valued at $2,750, or $.55 per share, to an employee. The stock price was based on the closing stock price on the date of the grant.

     During the nine months ended September 30, 2001, IFT has issued 2,769,390 of stock upon the conversion of $875,000 worth of convertible debentures owned by IIG. An additional $527,666 was charged to interest expense and added to additional paid-in capital, relating to the beneficial conversion feature and value of warrants related to the convertible debentures.

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

     On May 8, 2000 IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement. The 300,000 shares of common stock are included in the statement of stockholders' deficit for the three months ended March 31, 2001 but are not included in earnings per share and weighted average share calculations for the three months ended March 31, 2001. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT's approval. If the shares are sold and $500,000 is not generated additional shares may need to be issued to the shareholders of Blencathia. Based on the September 29, 2001 market price, $.54, of IFT's common stock, a total of 925,926 shares would need to be issued to generate the $500,000 proceeds.

     Note 6 - Subsequent Events

     During October 2001, IFT issued 868,145 common shares to the IIG Fund as payment on a $250,000 subsequent closing of a common stock put sale as provided for in the July 10, 2001 Securities Purchase Agreement.

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

     Overview

     International Fuel Technology and its subsidiary is comprised largely of the operations and assets that were previously the business of Interfacial Technologies, Ltd., a company located in Manchester, England and is now a wholly-owned subsidiary of the Company. IFT completed the acquisition of Interfacial on May 23, 2001.

     IFT, through the Interfacial subsidiary, has developed a family of fuel blends which have been created through the use of proprietary fuel additives, IFT is now in the process of patenting the fuel additives and resulting fuel blends as part of its efforts to commercialize these fuel blends. The individual fuel blends incorporating the IFT additive formulations include base fuel with additive only, base fuel with kerosene, base fuel with biodiesel, base fuel with ethanol, and base fuel with a urea/water solution. The Company seeks to commercialize these fuel blends on a global basis through the use of strategic partnerships with a variety of targeted companies including fuel refiners, distributors of fuel additives, OEM's, and other companies.

     Three Months Ended September 30, 2001 and Nine Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000 and Nine Months Ended September 30, 2000

     Operating expenses

     Total operating expenses from development stage operations were $788,209 for the three months ended September 30, 2001, as compared to the development stage operating expenses of $431,029 for the three month period ended September 30, 2000. This represents an increase of $357,180, or 82%, from the prior period. The increase relates primarily to the increase in amortization and depreciation, and consulting partially offset by a decrease in interest expense.

     Total operating expenses from development stage operations were $3,540,789 for the nine months ended September 30, 2001, as compared to the development stage operating expenses of $3,524,770 for the nine month period ended September 30, 2000. This represents an increase of $16,019 from the prior period. The increase is a result of increased consulting fees, payroll expenses, and increased amortization and depreciation expenses partially offset by reduced investment advisory fees, reduced board meeting expense and interest.

     Advertising and marketing

     The Company's advertising and marketing expenses relate primarily to the development of marketing material to assist us in the marketing of our products and our Company. Total advertising and marketing expenses were $14,500 for the three months ended September 30, 2001, as compared to the advertising and marketing expenses of $1,500 for the three month period ended September 30, 2000. Total advertising and marketing expenses were $14,500 for the nine months ended September 30, 2001, as compared to the advertising and marketing expenses of $15,368 for the nine month period ended September 30, 2000. Marketing expenses for the three and nine months ended September 30, 2001 were consistent with the corresponding periods.

     Amortization and depreciation

     Amortization and depreciation expenses for the three months ended September 30, 2001 were $113,194 as compared to $0 for the same period in 2000. Amortization and depreciation expenses for the nine months ended September 30, 2001 were $152,054 compared to zero for the same period in

     2000. The increase was primarily due to amortization of goodwill and purchased patents and technology associated with the purchase of Interfacial Technologies, Ltd.

     Board Meeting Expense

     There were no board meeting expenses for the nine months ended September 30, 2001, representing a decrease of $117,216 from the corresponding period of 2000. The decrease is due to no common shares being authorized or issued for Director's expenses in 2001. In the prior year, board meeting expense recognized the value of 45,000 shares of common stock issued to members of the Board of Directors as reimbursement for expenses incurred. The shares were issued on March 6, 2000 and $6,534 of the total value was allocated to travel expense. On February 23, 2000 the Board of Directors adopted the Director's Stock Compensation Plan, which provides for an annual award of 10,000 shares of IFT's common stock to IFT's Board members as reimbursement for their attendance at the Board meetings and an additional 1,000 shares of IFT's common stock for any three telephone conference call Board meetings attended. As of September 30, 2001 IFT's Board of Directors has not authorized the issuance of common stock under the Director's Stock Compensation Plan for the year 2001.

     Consulting Expenses

     Consulting expenses during the three months ended September 30, 2001 were $176,098 as compared to $0 for the same period in 2000. Consulting expenses during the nine months ended September 30, 2001 were $935,493 as compared to $278,632 for the same period in 2000. This represents an increase of $656,861 from the corresponding period in 2000. The increase in the consulting expenses in the three month and nine month period is due to consulting agreements signed with four shareholders of Interfacial. The consulting agreements consist of both cash and stock payments through June 2003.

     Prior year includes $131,250 that resulted from the sale of 100,000 common shares to a Director of IFT for $2.00 per share when the market value was $3.3125 per share. The $131,250 in market value in excess of the cash amount received is reflected in these financial statements as consulting expense and additional paid in capital for the nine month period ended September 30, 2000. Prior year also includes the issuance of 250,000 shares of restricted common stock to a company whose sole director is a director of IFT. The market value of the stock on the day of the issuance was $218,750. The $218,750 in market value is reflected in these financial statements as consulting expense and additional paid in capital. In addition, consulting expenses in 2000 were reduced by $110,367 due to the elimination of a related party account payable that had previously been recorded to consulting expenses.

     Insurance

     The Company's insurance expense relates primarily to the director and officer insurance in place for the benefit of the Company's executives and health insurance benefits for our employees. Insurance expense for the three and nine months ended September 30, 2001 was consistent with the corresponding periods.

     Investment Advisory Fee

     There was no investment advisory fee expense for the nine months ended September 30, 2001, representing a $1,251,413 decrease from the corresponding period for 2000. On March 28, 2000 a warrant for 390,000 shares of common stock was exercised by GEM Global Yield Fund Limited at a cost of $.01 per share. The value over par value of these shares, reflected in the financial statements for the three month period ended March 31, 2000, as an investment advisory fee, has been calculated based on the trading price of IFT's stock at March 28, 2000 in the amount of $1,141,725. During February 2000 IFT issued 195,000 shares of common stock and placed them in escrow in accordance with the convertible debenture purchase agreement entered into in February 2000. The shares were to be released from escrow and issued to the purchasers of the convertible debenture in the event of an uncured default by IFT prior to the closing of the convertible debenture purchase agreement. The 195,000 shares of common stock were released to the purchasers of the convertible debenture in conjunction with an amendment to the convertible debenture purchase agreement dated September 16, 2000, and were recorded as an investment advisory fee of $109,688 based upon IFT's closing stock price on September 16, 2000.

     Office and Other

     Office and other expenses include those expenses associated with maintaining our corporate headquarters and other miscellaneous income or expense items that occur during the normal course of operating a business. Total office and other expenses were $18,032 for the three months ended September 30, 2001, as compared to the office and other expenses of $22,661 for the three month period ended September 30, 2000. Total office and other expenses were $69,916 for the nine months ended September 30, 2001, as compared to the office and other expenses of $77,233 for the nine month period ended September 30, 2000. Office and other expenses for the three and nine months ended September 30, 2001 were consistent with the corresponding periods.

     Payroll

     Payroll expenses during the three months ended September 30, 2001 were $186,663 as compared to $204,702 for the same period in 2000. This represents an decrease of $18,039 from the corresponding period of 2000. Payroll expenses during the nine months ended September 30, 2001 were $1,619,498 compared to $1,219,680 for the same period in 2000. This represents an increase of $399,818 from the corresponding of 2000. The increase was primarily due to increased compensation to our executives and compensation paid to certain member of our Board of Directors.

     On January 1, 2001 IFT entered into employment agreements with its President/COO and Chief Executive Officer through December 31, 2003. Under these agreements, the Chief Executive Officer and the President/COO will each receive an annual base salary of $200,000, a stock award of 20,834 each month and a bonus award as deemed appropriate by the Board of Directors. The Board of Director's granted a bonus of 1,000,000 shares of our common stock payable to our President/COO and our Chief Executive Officer on February 23, 2001. These shares have been reflected in the financial statements for the nine-month period ended September 30, 2001, as payroll expense of $875,000.

     The Board of Director's granted stock awards totaling 425,000 restricted shares of the Company's common stock to three non-employee directors of IFT. The 475,000 restricted shares have been reflected in the statement of operations as payroll expense of $185,937 for the nine months ended September 30, 2001.

     Professional Services

     Professional service expense consists primarily of fees charged by the Company's attorneys, accountants and investor relations firm. The fees relate primarily to the registration of the Company's securities and required filings with the Securities and Exchange Commission, legal assistance in connection with the Interfacial acquisition, and legal assistance in connection with our patent registration. Total professional services expenses were $174,626 for the three months ended September 30, 2001, as compared to the professional services expenses of $193,499 for the three month period ended September 30, 2000. Total professional services expenses were $527,499 for the nine months ended September 30, 2001, as compared to the professional services expenses of $538,309 for the nine month period ended September 30, 2000. Professional service expenses for the three and nine months ended September 30, 2001 was consistent with the corresponding periods.

     Research and development

     Research and development expense consists mainly of fees paid to outside laboratories to test and certify the performance of our products and products under consideration for possible acquisition. The increase in research and development expense is consistent with the Company's current stage of operations where we are beginning to actively market our product to potential customers, which requires an extensive amount of independent outside verification. Research and development activities performed by the Company's employees or contracted consultants are classified as applicable and not under research and development.

     Interest

     Interest expense for the three months ended September 30, 2001 was $308,758 as compared to $769,749 for the same period in 2000. This represents a decrease of $460,991 over the corresponding period for 2000. Interest expense for the nine months ended September 30, 2001 was $628,765 as compared to $894,166 for the same period in 2000. This represents a decrease of $265,401 over the corresponding period for 2000. Interest expense for the three and nine month period ending September 30, 2001 consisted almost entirely of interest expense recognized in conjunction with the issuance and conversion of the IIG convertible debentures.

     Provision for Income Taxes

     The Company has operated at a net loss since inception and has not recorded or paid any income taxes. The Company has a significant net operating loss carryforward that would be recognized at such time as the Company demonstrates the ability to operate on a profitable basis for an extended period of time.

     New Accounting Pronouncements

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

     Previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $2,395,556 and other intangible assets is $4,204,444. Amortization expense during the nine month period ended September 30, 2001 was $150,000. Currently, IFT is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

     In October 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This Statement supercedes FASB Statement 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30,"Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of FAS 144 and anticipates adopting its provisions in fiscal year 2002.

Liquidity and Capital Resources

A critical component of our operating plan impacting the continued existence of our company is the ability to obtain additional capital through additional debt and/or equity financing. We do not anticipate generating positive operating cash flow until such time as we can generate revenues from license fees from our products, which may take the next few years to realize. If we cannot obtain the necessary capital to pursue our business plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue as a going concern.

A significant portion of the Company's operating loss relate to charges for non-cash operating expenses such as amortization and depreciation, employee compensation, consulting services fees paid in the Company's common stock and interest expense related to conversion features of the Company debt. We have offset our capital needs since inception primarily through the issuance of common stock to our employees and consultants as compensation for services rendered, which have totaled $15,544,715. In addition, $1,931,525 of interest expense resulted from non-cash charges related to the convertible feature of our debt instruments.

The Company has not made significant cash investments in property and equipment or in the acquisition of companies or technologies. During the period ended September 30, 2001, the Company acquired Interfacial Technologies, Ltd. a UK company in exchange for 12,500,001 shares of the common stock. A more detailed description of the transaction is included below.

Since inception, the Company's financing activities consist mainly of cash from the issuance of common stock $2,808,328 and proceeds from the issuance of debt instruments $3,053,425. For the nine months ended September 30, 2001, $874,000 was raised through the issuance of convertible debentures and $151,000 was raised through the issuance of notes payable of which $150,000 was an advance that was later converted into a convertible debenture. At the end of the period, all but $150,000 of convertible debentures had been converted into equity.

Working capital deficit at September 30, 2001 was $599,277 as compared to $316,210 at December 31, 2000. The increase in the working capital deficit at September 30, 2001 is primarily due to an increase in accounts payable.

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

On May 8, 2000, IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement. The 300,000 shares of common stock are included in the statement of stockholders' deficit for the twelve months ended December 31, 2000 but are not included in earnings per share and weighted average share calculations for the twelve month period ended December 31, 2000. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT's approval. If the shares are sold and $500,000 is not generated additional shares may need to be issued to the shareholders of Blencathia. Based on the September 28, 2001 closing market price, $.53, of IFT's common stock, a total of 925,926 shares would need to be issued to generate the $500,000 proceeds.

On May 25, 2001 IFT issued 21,000,003 common shares to the shareholders of Interfacial to acquire all of Interfacial's outstanding common stock. The purchase price of approximately $6,750,000 was determined based on the market price of IFT's common stock on the date the acquisition was announced. Stock certificates totaling 12,500,001 common shares were delivered to the Interfacial shareholders on May 25, 2001. Stock certificates for the remaining 8,500,002 common shares were placed in an escrow account subject to a performance escrow agreement that provides for the release of the stock certificates to the Interfacial shareholders based on the achievement of certain revenue levels by IFT within two years following May 25, 2001. Revenues equal to, or more than, $3,500,000 for the one year period ending May 24, 2002, or revenues equal to, or more than, $10,000,000 for the two year period ending May 24, 2003 will result in all of the stock certificates for the 8,500,002 common shares being released to the Interfacial shareholders. Revenues more than $5,000,000 but less than $10,000,000 for the two year period ending May 24, 2003 will result in a portion, as determined by a formula in the performance escrow agreement, of the stock certificates for the 8,500,002 common shares being released to the Interfacial shareholders. In connection with the closing of this transaction three of the Interfacial shareholders have been appointed to IFT's board of directors. In addition, IFT entered into consulting agreements with four of the Interfacial shareholders on May 25, 2001.

The acquisition was accounted for using the purchase method of accounting, with the $6,750,000 purchase price being allocated to intangible assets, which are subject to amortization. The intangible assets consist primarily of patents, technology and goodwill. The 8,500,002 common shares placed in the escrow account will be valued as an addition to the purchase price if and when the shares are released to the Interfacial shareholders in accordance with the performance escrow agreement at the appropriate market price of IFT's common stock at that date.

While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $ 750,000 over the remainder of the current fiscal year will be necessary in order to enable us to meet our current capital needs. Management believes the proceeds from financing will be used as follows: $200,000 for commercial fleet testing programs, $150,000 for professional fees, $200,000 for salary expenses and $200,000 working capital for administrative and other capital needs, including investigation of future acquisitions, if any.

The Company has in place a Securities Purchase Agreement with IIG Equity Opportunities Fund Ltd. ("IIG Fund"), which has a one-year commitment amount of $3 million, with an option at our control for an additional $3 million in financing after the completion of the one-year commitment. Through November 7, 2001 the Company had issued debentures totaling $1,025,000.

Subsequent Events

During October 2001, IFT issued 868,145 common shares to the IIG Fund upon conversion of $250,000 in convertible debentures as provided for in the July 10, 2001 Securities Purchase Agreement.

Part II - Other Information

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, operations of IFT may be exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing, investing and operating transactions. At September 30, 2001 IFT has debt totaling 19.0% of total liabilities at fixed interest rates and fluctuations in the interest rate could have a material impact on the underlying fair value of those debt instruments.

Item 4.  Submission of Matters to a Vote of Security Holders

None

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)



By: /s/ Jonathan R. Burst                               Date:  November 14, 2001
    ------------------------------------                       -----------------
    Jonathan R. Burst
    Chief Executive Officer

By: /s/ William J. Lindenmayer                          Date  November 14, 2001
    ------------------------------------                      -----------------
    William J. Lindenmayer
    Chief Operating Officer

By: /s/ Michael F. Obertop                              Date  November 14, 2001
    ------------------------------------                      -----------------
    Michael F. Obertop
    Chief Financial Officer