Form 10-Q/A
period 2001-09-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2001-11-29
CIK 1078723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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
   ==============================================================================================================================

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)                                                                                                     From
                                                                      Nine Months        Nine Months          Inception
                                                                         Ended              Ended           (April 9, 1996)
                                                                                                            to September
                                                                      September 30,     September 30,           30,
                                                                         2001                2000               2001
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                                        $         (4,169,554)    $    (4,418,936)    $ (25,264,122)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation                                                                 2,055               2,414             7,647
  Amortization                                                               150,000                   -           150,000
  Stock issued and additional paid in capital
  recognized for services and compensation                                 2,099,623           2,607,257        15,544,715
  Interest expense recognized due to discount on debt                         25,753             887,887         1,254,177
  Interest expense recognized upon conversion of debt                        563,897                   -         1,677,348
  Loss on disposal of machinery and equipment                                  5,527                   -             5,527
  Change in assets and liabilities:
    Increase in prepaid expenses                                               4,707             (10,447)          (24,400)
    Increase in accounts payable                                             227,637             134,291           470,853
    Increase in accounts payable-stockholders                                      -            (100,000)           87,095
    Increase in accrued expenses                                              36,502             197,512           240,827
    Increase in accrued interest                                               6,739                   -           158,507
                                                                -----------------------------------------------------------
Net cash used in operating activities:                                   (1,047,114)            (700,022)       (5,691,826)
                                                                -----------------------------------------------------------

Cash Flows from Investing Activities
  Acquisition of machinery and equipment                                      (1,642)                  -           (23,701)
  Increase in employee and stockholder receivables                           (35,000)                  -           (50,468)
  Proceeds from the sale of property and equipment                             2,400                   -             2,400
  Cash acquired in connection with the purchase of
  United States Fuel Technology, Inc.                                              -                   -               358
                                                                -----------------------------------------------------------
Net cash used for investing activities:                                      (34,242)                              (71,411)
                                                                -----------------------------------------------------------
                                                                                                       -
Cash Flows from Financing Activities
  Increase in amount due to related party                                    151,000                   -           177,500
  Increase in due to United States Fuel Technology, Inc.                           -                   -           372,503
  Proceeds from common stock issued                                                -             218,150         2,808,328
  Proceeds from convertible debentures                                       874,000                   -           874,000
  Proceeds from notes payable                                                      -             516,000         2,179,425
  Payment on notes payable                                                   (22,500)                  -          (599,171)
                                                                -----------------------------------------------------------
Net cash provided by financing activities:                                 1,002,500             734,150         5,812,585
                                                                -----------------------------------------------------------

Net increase (decrease) in cash                                              (78,856)             34,128            49,348
  Cash, beginning                                                            128,204              26,846                 -
                                                                -----------------------------------------------------------
  Cash, ending                                                  $             49,348     $        60,974     $      49,348
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