Form 10-K
period 2001-12-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2002-04-01
CIK 1078723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended December 31, 2001
                            OR
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From ________________ to _________

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

                                   (314) 727-3333
                                   --------------
                           (Registrant's telephone number)

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
                                            Yes       X                 No
                                                  ---------               -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on March 22, 2002 as reported on the OTC Bulletin Board, was $22,532,424.

  Number of shares of common stock outstanding as of March 22, 2002: 56,331,061

                       INTERNATIONAL FUEL TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 2001

                                      INDEX

Part I

       Item 1.    Business                                                                                  3-11
       Item 2.    Properties                                                                                  11
       Item 3.    Legal Proceedings                                                                           11
       Item 4.    Submission of Matters to a Vote of Security Holders                                         11

Part II

       Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                       12
       Item 6.    Selected Financial Data                                                                     13
       Item 7.    Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                                                  14-23
       Item 7a.   Quantitative and Qualitative Disclosures About Market Risk                                  23
       Item 8.    Financial Statements and Supplementary Data                                                 24
       Item 9.    Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure                                                                    24
Part III

       Item 10.   Directors and Executive Officers of the Registrant                                       24-26
       Item 11.   Executive Compensation                                                                   26-27
       Item 12.   Security Ownership of Certain Beneficial Owners and Management                           27-28
       Item 13.   Certain Relationships and Related Transactions                                           28-30

Part IV

       Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         30-31


                              PART I

Item 1.       Business

              Forward Looking Statements and Associated Risks
              -----------------------------------------------

              This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are based largely on International Fuel Technology's ("IFT" or the "Company") expectations and are subject to a number of risks and uncertainties, many of which are beyond IFT's control, including, but not limited to, economic, competitive and other factors affecting IFT's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by IFT with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. IFT does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

              (a) History
              -----------

              The Company was incorporated under the laws of the State of Nevada on April 9, 1996, as MagnoDynamic Corporation. The name of the corporation was changed to International Fuel Technology, Inc. on November 13, 1996.

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

              Effective March 31, 1998, IFT merged with United States Fuel Technology, Inc. United States Fuel Technology, Inc. was formed primarily to market PEERFUEL in North America. On May 29, 1998, IFT merged with Scientific Fuel Technology, LLC, a company related through common ownership to improve efficiency and reduce harmful emissions, which are reprocessed fuel.

              Pursuant to an Agreement and Plan of Merger effective as of October 27, 1999 IFT merged with Blencathia Acquisition Corporation("Blencathia") in which IFT was the surviving company. Blencathia (a development stage company) was incorporated in Delaware on December 3, 1998 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

              On May 8, 2000 IFT issued 300,000 shars that were contingently issued per the Blencathia merger agreement.

              The officers, directors, and by-laws of IFT continued without change as the officers, directors, and by-laws of the successor issuer following the merger with Blencathia. All financial statement information presented for IFT reflects the operations of IFT and does not include any operations of Blencathia.

              On May 25, 2001 IFT issued 12,500,001 common shares to the shareholders of Interfacial Technologies (UK) Ltd., to acquire all of Interfacial's outstanding common stock. The purchase price of approximately $6,750,000 was determined based on the market price of IFT's common stock on the date the acquisition was announced. Stock certificates for an additional 8,500,002 common shares were placed in an escrow account subject to a performance escrow agreement that provides for the release of the stock certificates to the Interfacial shareholders based on the achievement of certain revenue levels by IFT within two years following May 25, 2001. Revenues equal to, or more than, $3,500,000 for the one year period ending May 24, 2002, or revenues equal to, or more than, $10,000,000 for the two year period ending May 24, 2003 will result in all of the stock certificates for the 8,500,002 common shares being released to the Interfacial shareholders. Revenues more than $5,000,000 but less than $10,000,000 for the two year period ending May 24, 2003 will result in a portion, as determined by a formula in the performance escrow agreement, of the stock certificates for the 8,500,002 common shares being released to the Interfacial shareholders.

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

             (b) Description of Business
              ---------------------------

              The Company was founded in 1996 by a team of individuals who sought to address the issue of reducing harmful engine emissions while at the same time improving the operating performance of engines, especially with respect to engine power and fuel economy. After spending several years attempting to develop a fuel processing system (the PEERFUEL(TM) system, for Performance Enhanced Emission Reduced fuels), it was determined that the Company should broaden its technology base while still maintaining efforts to complete its original fuel processing system.

              As part of the Company's efforts to expand into promising new engine emission-reduction technologies, IFT completed the acquisition of Interfacial Technologies (UK) Ltd. ("Interfacial"). Based in Manchester, England, the foundation of Interfacial's technology was started in 1999.

              Through the acquisition of Interfacial, IFT has acquired a family of proprietary fuels and fuel additive formulations. The additive formulations may be easily splash blended in diesel or gasoline, or combined with fossil fuel and a series of mediums including synthetic diesel, ethanol, biodiesel, and urea/water, creating environmentally friendly finished fuel blends. These fuel blends have been created to materially improve fuel economy, enhance lubricity (reducing engine wear and tear) and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuel mediums. With the increasing pressure from public and private efforts around the world to reduce the level of harmful engine emissions, combined with the high cost of existing technologies now being sold to address this problem, management believes Interfacial is poised to be one of the leading technologies adopted as part of the effort to clean up the global environment.

              Although management still believes the PEERFUEL technology has significant potential, management has concluded that Interfacial's technology can be more expeditiously and cost effectively brought to market, and therefore has decided to focus all of its efforts on commercializing Interfacial's proprietary technology.

              The Company has emerged from its research and development phase and is now focused on the commercialization of its numerous fuel blends and additives. From an operating standpoint, IFT is primarily a marketing company. Primary research and development efforts are complete, intellectual property pertaining to its proprietary technology has been filed for, and all manufacturing of additive formulations is outsourced. Going forward, capital requirements for fixed assets, working capital, and research and development are expected to be approximately $1,800,000 for the year ended December 31, 2002.

              PRODUCTS AND TESTING

              The Company's additives, when mixed with a petroleum-based fuel or a combination of a petroleum-based fuel and an alternative fuel medium, form fuel blends that achieve perfect and stable emulsion, even at extreme temperatures. IFT currently has eight products ready for commercialization.

                  Premium Diesel
                  --------------
                  Premium Diesel is created by blending conventional diesel fuel with an IFT additive (PD-1). Tests at Southwest Research Institute ("SwRI") showed that this fuel blend, when compared to conventional, EPA #2 diesel, had a 7% increase in fuel economy, a 44% increase in lubricity and decreased levels of particulate matter ("PM"), Carbon Dioxide ("CO2") and Oxides of Nitrogen ("NOx"). This product can be used in any diesel engine.

                  Premium Gasoline
                  ----------------
                  Premium Gasoline is created by adding an IFT additive to conventional gasoline. Independent testing indicated that this fuel blend, when compared to conventional gasoline, had an increase in fuel economy and lubricity, and a reduction in harmful emissions and Reid vapor pressure ("Rvp"). This product can be used in any gasoline engine.

                  Synthetic Diesel
                  ----------------
                  Synthetic Diesel is created by adding an IFT additive to a mixture of kerosene (distilled from natural gas condensate) and #2 diesel or California certified diesel. Tests at SwRI revealed that this fuel blend, when compared with #2 diesel, had a 6% increase in fuel economy, a 46% increase in lubricity, and decreased levels of PM, CO2 and NOx. This product can be used in any diesel engine without the need for any engine retrofit or changes in infrastructure for blending, storing, or distributing the fuel. In addition to meeting CARB diesel requirements, this fuel blend could be used in every vehicle covered by EPAct, if EPAct status is received. (See below for discussion of EPAct)

                  California Air Resources Board ("CARB") Equivalent Diesel
                  ---------------------------------------------------------
                  This fuel blend is created by adding kerosene (from the barrel) with #2 diesel or CARB diesel to the IFT additive. Test results at SwRI showed that this blend, when compared to #2 diesel, had a 6% increase in fuel economy, a 46% increase in lubricity, and decrease levels of PM, CO2 and NOx. This product can be used in any diesel engine without the need for any engine retrofit or change in infrastructure for blending, storing, or distributing the fuel. In addition, this fuel blend meets all CARB diesel requirements.

                  Urea/Water Diesel
                  -----------------
                  This fuel blend is created by adding the IFT additive to a mixture of urea, water, and diesel. Tests at SwRI showed that this fuel blend, when compared to #2 diesel, had no loss of fuel economy or power or torque, no change in lubricity, and decreased levels of PM, CO2 and NOx. This product can be used in any diesel engine without the need for any engine retrofit or change in infrastructure for blending, storing, or distributing the fuel.

                  Spent Solvents Diesel
                  ---------------------
                  This fuel blend is created by adding spent solvents (e.g. an alcohol/water mixture) and diesel to the IFT additive. Chemical and pharmaceutical companies generate enormous amounts of spent solvents/waste liquids annually, most of which are disposed of at a substantial cost. Tests showed that IFT's additive allows for the perfect emulsion of certain spent solvents with diesel for cogeneration or resale as oxygenated cleaner burning bunker fuel.

                  Enhanced E-diesel
                  -----------------
                  Enhanced E-diesel is created by combining ethanol and diesel with the help of IFT's additive. Tests at SwRI showed that this fuel blend, when compared with #2 diesel, had a 3% increase in fuel economy, a 35% increase in lubricity, a 45% decrease in PM, and decreased levels of CO2 and NOx. This product can be used in any diesel engine without the need for any engine retrofit or change in infrastructure for blending, storing, or distributing the fuel.

                  Enhanced Biodiesel
                  ------------------
                  This fuel blend is created by a combination of biodiesel with IFT additive. Tests at SwRI showed that this fuel blend, when compared with #2 diesel, had no loss of fuel economy, power or torque, an increase in lubricity, decreased levels of PM and CO2, and no change in NOx. This product can be used in any diesel engine without the need for any engine retrofit or change in infrastructure for blending, storing, or distributing the fuel.

              IFT's fuel additives are cost effective and easy to use. The raw materials used in IFT additives are readily available chemicals and the initial and ongoing capital investment in the manufacturing process is minimal. The cost of IFT additives ranges from less than 1 cent to 5 cents per gallon of fuel treated depending on the fuel blend. Management anticipates that cost reductions can be achieved through dosage optimization and volume purchase discounts associated with increased revenue levels. IFT additives have been engineered to be easily and conveniently added directly to fuel ("splash blended") at the terminal or a central fueling location. Most importantly, unlike certain competitive products that can require substantial investments in changing the fuel delivery infrastructure, IFT's additive formulations do not require the purchase of specialized blending or storage equipment, or require additional steps in the blending process.

              EPAct APPLICATION

              The Company recently filed a formal petition with the Department of Energy requesting "alternative fuel" status for its Synthetic Diesel fuel blend under the Energy Policy Act of 1992 ("EPAct"). The EPAct program was designed with very specific goals in mind: make targeted reductions in the use of petroleum-based fuels in the U.S. while ensuring that the alternative fuels used to reduce our dependence on foreign oil are environmentally sound. IFT Synthetic Diesel is a fuel blend that consists substantially of synthetic diesel distilled from natural gas condensate, a non-petroleum or non-barrel natural resource that is in abundant supply in the U.S. By blending synthetic diesel with either conventional EPA #2 diesel or CARB diesel, plus a proprietary fuel additive formulation from IFT, management believes this new fuel meets the legislated definition of an alternative fuel under EPAct.

              The benefits Synthetic Diesel delivers with respect to increased fuel economy, greater lubricity, lower emissions and other gains, enables this fuel blend on a net basis to be comparable or even lower in price than conventional EPA #2 diesel. With the ability to readily and significantly increase the supply of synthetic diesel derived from gas condensate, the wholesale adoption of this fuel blend by both EPAct and regular commercial fleets can be relatively rapid. As with all IFT fuel blends, there are no special infrastructure requirements for blending, storing or distributing Synthetic Diesel. Furthermore, Synthetic Diesel is a proprietary IFT fuel blend.

              SOUTHWEST RESEARCH INSTITUTE

              Of the eight IFT products that are ready for commercialization, five (Premium Diesel, Synthetic Diesel, Enhanced E-Diesel, Enhanced Biodiesel, and Urea/Water Diesel) were tested extensively at SwRI. The test results confirmed the effectiveness of IFT's additive formulations. In particular, all IFT fuel blends tested achieved: (1) an increase in fuel economy; (2) no loss of power or torque; (3) an increase in lubricity; and (4) a reduction in CO2, NOx, and PM. SwRI is an independent, nonprofit, applied engineering and physical sciences research and development organization with 11 technical divisions using multidisciplinary approaches to problem solving. The institute occupies 1,200 acres and provides nearly two million square feet of laboratories, test facilities, workshops, and offices for more than 2,700 employees who perform contract work for industry and government clients. SwRI's main office is located in San Antonio, TX and their web site can be found at www.swri.com.

              The testing protocol at SwRI for the IFT tests used the California Air Resources Board ("CARB") reference engine, a 1991 Detroit Diesel Corporation Series 60 heavy-duty diesel engine (rebuilt to 1994-model specifications). The engine performance tests were conducted using the Environmental Protection Agency ("EPA") Federal Test Procedure transient cycle, and the emissions were evaluated according to the California Code of Federal Regulations Title 40 requirements for heavy-duty engines. To get a representative picture of the use of different fuel mediums against base diesel fuels, the testing used both EPA #2 diesel and CARB-equivalent diesel, which has significantly lower sulfur and aromatics content.

              The significance of the results obtained by IFT's Premium Diesel fuel blend can be illustrated by a simple analysis of normal use patterns for heavy-duty vehicle engines. A heavy-duty diesel truck engine operating for 1,500 hours annually (equal to 100,000 miles at an average fuel economy of 5 miles per gallon) using IFT's Premium Diesel fuel blend (IFT additive with EPA #2 diesel fuel) would save approximately 1,200 gallons of fuel per year. In addition, use of Premium Diesel could eliminate 10.5 tons of carbon dioxide, a key component in the global warming problem, per year per vehicle. Equally important to truck drivers is the improvement in fuel lubricity and its effect on maintenance costs as today's lower sulfur fuels act as an abrasive in the fuel delivery system which may cause injector pump failure 50% sooner than occurred with "older" diesel containing more sulfur.

              COMPETITION

              The breadth of existing technologies making claims to have solved engine emissions problems runs the gamut from alternative fueled vehicles (electric cars, fuel cell vehicles, etc.) to engine magnets. Despite the vast amount of research that has been performed with the intention of solving emissions problems, no single technology has yet to gain widespread acceptance from both the public (regulatory) and private sectors. The governments of the U.S. and other countries have tried using economic incentives and tax breaks to promote the development of a variety of emissions reduction technologies. However the base cost of many of these coupled with issues such as lack of appropriate infrastructure (for example, compressed natural gas storage and delivery systems) and technical limitations (keeping alternative fuels emulsified, significant loss of power and fuel economy with current alternative fuels), currently makes market acceptance of many technologies economically unfeasible over the long term.

              Given the limitations just outlined, it is unlikely that the global marketplace will accept just one or a limited number of technologies to solve the problems with harmful engine emissions. The Management of IFT believes the "natural selection" expected to take place over the coming decade for new technologies may evolve on a market-by-market basis and be largely dependent upon local political influence. Signs of the market development forces can be seen in:

              o Europe, where several countries (England, France and Italy) have enacted legislation providing tax breaks to companies that use fuel emulsions blending diesel and water;

              o U.S., where legislation has been enacted in Texas granting tax incentives to diesel and water based emulsions, in California where low-sulfur diesel is being phased in, and in the federal government where powerful agricultural lobbies are promoting the use of alternative fuels such as biodiesel and ethanol;

              o China, where the central government has announced the construction of its first ethanol facilities; and

              o Brazil, where regulations require a fuel blend with up to 22% ethanol.

              Because the efforts to reduce harmful engine emissions are so widespread throughout the world, the market for competitive alternatives to existing solutions is relatively robust. In general, these efforts can be placed into four categories: fuel blends (including aqueous and ethanol), additive technologies (catalysts such as metallic or precious metal additives), alternative fuels (CNG, biodiesel, and others), and after-market systems (catalytic converters and urea SCR systems). Despite the efforts of all of these disparate technologies, the management of IFT believes no one technology will come to dominate the emissions control market due to the technological limitations inherent in each one. Rather a combination of technologies will be used that maximizes their individual strengths while limiting their weakness, all while delivering the highest cost/value relationship.

              REGULATORY ISSUES

              In January, 2000 the EPA enacted a far-reaching, stringent set of diesel emission standards that requires the significant reduction in harmful emissions, especially Particulate Matter (PM) and Oxides of Nitrogen (NOx), beginning in 2004, and to be completely integrated by 2007. PM in diesel emissions is to be reduced by 90% and NOx is to be reduced by 95%. Equally important in the diesel fuel marketplace, the EPA is also requiring that 97% of the sulfur currently in diesel fuel be eliminated beginning in 2006.

              In addition to the EPA (a federal agency), each state has its own regulatory body governing emissions standards. The most well known state agency, and the precedent setter for many other states, is CARB. All diesel fuel sold in California must be approved by CARB, which has a thorough and well-defined procedure for certification. The Company anticipates no barriers to obtaining the required certification for these fuel blends targeted for this marketplace. Also, in order for the Company's products to be used in the U.S., EPA registration is required. In December 2001, the Company received EPA registration for the additive component of its fuel blends.

              Another federal agency shaping the landscape of petroleum-based fuel consumption is the Department of Energy ("DOE"). In an effort to reduce dependence on foreign oil and keep up with increasing demand for petroleum products, the DOE has created and sponsored programs that encourage the use of alternative fuels. The programs, such as the Energy Policy Act (EPAct) and the ethanol and biodiesel subsidy programs, put in place by the DOE and other government agencies, provide significant incentives for the adoption of targeted fuel blends, many of which are created and enhanced by the use of IFT's products. The Company believes its products are well positioned to help consumers conform to current and future emissions standards and take advantage of existing incentive programs in the U.S. and the rest of the world. The Company has filed a formal petition with the DOE requesting EPAct status for its Synthetic Diesel fuel blend.

              MANUFACTURING PARTNER

              In 2001, the Company signed a manufacturing agreement with Tomah Products, Inc., which makes Tomah the primary manufacturer of IFT's fuel additives. The agreement covers existing and to-be-developed fuel additives. The agreement also involves Tomah in efforts to work with IFT to continue to optimize the effectiveness and reduce the manufactured costs of the fuel additives and additive formulations, as well as collaborate on research and development activities on behalf of IFT.

              Tomah, based in Milton, Wisconsin, is a privately owned company specializing in the manufacturing of industrial surfactants. Tomah manufactures products for a variety of industries including petroleum additives, mining, and industrial and institutional cleaning, and ships product to companies around the world. Originally founded in 1967, Tomah was acquired by Exxon in 1984 and operated as a division of Exxon until 1994, when it was spun off in a management buyout. Tomah excels at custom manufacturing and in jointly developing products designed to meet specific needs. Tomah is an excellent partner for long term supply arrangements because of Tomah's unique manufacturing capabilities, rapid response times and technical expertise.

              TECHNOLOGY AND INTELLECTUAL PROPERTY

              The underlying technology for IFT's additive formulations is based on an emulsification technology that: (i) solves the issue of phase separation when trying to combine petroleum-based fuels with substances such as ethanol or urea/water, or other mediums known to impart performance and emissions benefits to base fuels; (ii) has the ability to alter the chemical makeup of the fuel creating a denser fuel and change the T temperatures resulting in a more efficient and powerful burn of the fuel; and (iii) substantially increases fuel lubricity. The Company's fuel blends form a perfect and stable emulsion. As a result, the reformulated fuel remains stable and combined on a perpetual basis at temperature extremes, especially at lower temperatures when other fuel formulations can begin to gel. Once the fuel blend is combined, there is no additional mixing or agitation required for the fuel to remain perfectly emulsified. IFT has filed four patents pertaining to eight applications of its proprietary technology relating to its fuel blends and fuel additives.

              IFT and Tomah have filed a joint patent covering urea/water technology, and the Company has filed a number of additional patents, in IFT's name only. In addition to Tomah, IFT will work with distribution partners to gain insight into the market needs and regulatory requirements of potential customers allowing the Company to create patented products that accurately fit the specific needs of potential customers.

              MARKETING STRATEGY

              Since completion of independent testing at SwRI and securing a manufacturing partner in Tomah, IFT has focused its efforts on product acceptance and sales into the marketplace. The Company has developed and is executing a four-pronged approach to product commercialization.

                  Field Engagement Partners
                  -------------------------

                  Management believes an expeditious means of achieving product awareness and market acceptance is through strategic field engagements with commercial level users of petroleum products. IFT is in discussions with several fleet owners who represent a cross-section of diesel engine use including trucking, school buses, off-road construction, and marine applications. The Company has not finalized any agreements to date.

                  Distribution Partners
                  ---------------------

                  In order to streamline operations and take advantage of existing industry expertise, the Company is pursuing distribution partnerships with certain companies that have established operations in fuel additive markets to market and sell IFT products worldwide. IFT is in formal discussions with a number of potential distribution partners to market and sell its products. The Company has not finalized any agreements to date.

                  Direct Sales
                  ------------

                  In addition to marketing efforts with fleet owners and distribution concerns, the Company will sell "additive only" direct to the consumer using several distribution channels. IFT will utilize trade show attendance, direct mail and direct telemarketing to create initial awareness of the products and their benefits to consumers, supported by an on-line, web based ordering system and "800" number call-in support.

                  Since the "consumer" tends to be less price sensitive than distributors/wholesalers of fuels, and the U.S. political climate is desirable to market a product that reduces dependence on foreign oil, protects the environment (through reductions in harmful emissions) and ultimately pays for itself two to three times over through increases in fuel economy, management believes there is an opportunity with a direct-to-the-customer strategy.

                  Regulatory and Trade Association Relationships
                  ----------------------------------------------

                  The final component of the Company's marketing strategy involves educating a number of industry related entities as to the benefits of IFT products. The Company has started to, and will continue to, develop relationships with groups such as the Renewable Fuels Association (an ethanol industry trade group), California Air Resources Board, the United States Department of Energy, the European Parliament, and other entities representing a diverse group of private and public interests, to push for the adoption of IFT additive formulations in a variety of finished fuel blends.

              SUMMARY

              The Company believes its products are well-positioned to help consumers: (1) conform to current and future emissions standards,
              (2) take advantage of existing incentive programs in the U.S. and the rest of the world, and (3) realize fuel economy improvements. Going forward the Company believes its additive formulations will be especially advantageous as the utilization of lighter fraction fuels will increase. Historically, the blending of lighter fraction fuels with conventional heavier fraction fuels has resulted in a reduction in harmful emissions but a decrease in power, torque, fuel economy and lubricity. IFT additive formulations allow for the blending of lighter fraction fuels with conventional, heavier fraction fuels without a decrease in power, torque, fuel economy and lubricity while still reducing harmful emissions.

              EMPLOYEES

              Currently, IFT has eight full time employees. The management of IFT believes the relationship with its employees is satisfactory.

Item 2.       Properties

              IFT maintains its administrative offices at 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri, 63105, under a lease agreement for office space and administrative services of $5,269 per month for approximately 1,500 square feet. A new five-year lease agreement was signed on January 1, 2002.

              The management of IFT believes that the current facilities are adequate to meet current operating requirements.

Item 3.       Legal Proceedings

              Name of the Court:    NYE County, Nevada
              Date Instituted:      August 27, 2001
              Parties:              Plaintiff Donald Thompson v.  Defendant
                                    International Fuel Technology, Inc.
                                    ("Company")
              Facts:                Plaintiff alleges that he entered into an
                                    oral consulting contract with the
                                    Company. Plaintiff alleges that one-time
                                    fee paid is an acceptance of his offer to
                                    provide monthly consulting services. There
                                    is no written proof of the consulting
                                    contract.
              Relief sought:        Money damages for consulting fees and
                                    expenses incurred.


              Name of the Court:    Superior Court of the State of California
                                    for the county of Los Angeles
              Date Instituted:      August 17, 2001
              Parties:              California Environmental Engineering, Inc.;
                                    George Gemayel; George Thaye; and The
                                    Brothers Trust; Plaintiffs v. International
                                    Fuel Technology; Terence Mendiretta; Salomon
                                    Grey Financial Corporation; SPIGA Limited;
                                    Investe Co Ernst & Company; Encore Holdings;
                                    Norman Barrett; Defendants

              Facts:                Plaintiffs allege the following against
                                    Defendants: negligent misrepresentation, fraud, conversion, specific recovery of personal property, breach of fiduciary duty, common count for money had and received, and elder abuse. Plaintiffs' claims are principally based on the allegation that the defendants are liable for a purported misappropriation of proceeds from sales of stock that were supposedly to have been conducted on the Plaintiffs' behalf.

              Relief sought:        Plaintiffs seek compensatory damages in
                                    excess of $3,000,000, plus interest,
                                    punitive damages, attorneys' fees and costs of an unspecified amount. Plaintiffs also seek certain injunctive relief.
                                    International Fuel Technology has not yet filed an answer.

Item 4.       Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.




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

                                                      Per Share Common Stock Bid Prices by Quarter
                                                      For the Fiscal Year Ended December 31, 2001
                                                      -------------------------------------------
                                                                                      High           Low

              First Quarter                                                         $ .56          $ .25
              Second Quarter                                                        $ .63          $ .25
              Third Quarter                                                         $ .70          $ .40
              Fourth Quarter                                                        $ .62          $ .41

                                                       Per Share Common Stock Bid Prices by Quarter
                                                       For the Fiscal Year Ended December 31, 2000
                                                       -------------------------------------------
                                                                                     High            Low
              First Quarter                                                         $3.97           $1.88
              Second Quarter                                                        $2.38           $ .41
              Third Quarter                                                         $ .98           $ .38
              Fourth Quarter                                                        $ .98           $ .33


              (b) Holders of Common Stock
              ---------------------------

              As of the close of business on March 22, 2002, the last reported bid price per share of IFT's common stock was $.40. As of March 22, 2002, IFT estimates there were 1,500 record holders of IFT's common stock. Such number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include such bank, brokerage houses and clearing companies.

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

              (a) Selected Statement of Operations Data (In Thousands of Dollars, Except Per Share Data)
              -----------------------------------------------------------------


                                                                       Twelve Months Ended December 31,
                                                                             2001              2000
                                                                             ----              ----

              Revenues                                                       $       0         $       0
              Operating Expenses                                                 6,787             4,690
              Net Loss                                                          (7,575)           (6,688)
              Basic and Diluted Net Loss per Common Share                        ($.21)            ($.36)

              Weighted Average Shares                                       36,416,469        18,827,802

                                                                       Nine Months Ended December 31,
                                                                                 1999
                                                                                 ----

              Revenues                                                       $       0
              Operating Expenses                                                 4,727
              Net Loss                                                          (5,132)
              Basic and Diluted Net Loss per Common Share                        ($.32)

              Weighted Average Shares                                       15,800,725


                                                                       Fiscal Year Ended March 31,
                                                                       1999           1998
                                                                       ----           ----
              Revenues                                                $     0      $     0
              Operating Expenses                                        7,751        1,083
              Net Loss                                                 (7,839)      (1,091)
              Basic and Diluted Net Loss per Common Share               ($.59)       ($.20)

              Weighted Average Shares                              13,390,417    5,351,089

              IFT is a development stage company and has incurred $28,669,378 in expenses from inception in April 1996.

              (b) Selected Balance Sheet Data (In Thousands of Dollars)
               -------------------------------------------------------

                                                                                 December 31,
                                                                          --------------------------
                                                                          2001                  2000                    1999
                                                                          ----                  ----                    ----

              Total Assets                                             $4,528               $  175                    $   68
              Long-Term Debt                                           $  258               $  162                    $    0


                                                                                    March 31,
                                                                                -----------------
                                                                                1999         1998
                                                                                ----         ----

               Total Assets                                                   $    6        $    7
               Long-Term Debt                                                 $    0        $    0


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

              The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto and included elsewhere in this Form 10-K.

              Overview
              --------

              International Fuel Technology and its subsidiary is comprised largely of the operations and assets that were previously the business of Interfacial, a company located in Manchester, England. IFT completed the acquisition of Interfacial on May 25, 2001.

              IFT, through the Interfacial subsidiary, has developed a family of fuel blends that have been created through the use of proprietary fuel additives. IFT is now in the process of patenting the fuel additives and resulting fuel blends as part of its efforts to commercialize these fuel blends. The individual fuel blends incorporating the IFT additive formulations include base fuel with additive only, base fuel with kerosene, base fuel with biodiesel, base fuel with ethanol, and base fuel with an urea/water solution. The Company seeks to commercialize these fuel blends on a global basis through the use of strategic partnerships with a variety of targeted companies including fuel refiners, distributors of fuel additives, OEM's, and other companies.

              Comparison of Twelve Months Ended 12/31/01 and Twelve Months Ended 12/31/00

              Operating expenses

              Total operating expenses from development stage operations were $6,787,050 for the twelve months ended December 31, 2001, as compared to the development stage operating expenses of $4,689,953 for the twelve months ended December 31, 2000. Total operating expenses for the twelve months ended December 31, 2001 represents a $2,097,097, or 45%, increase from the prior period. The increase was mainly due to acquired in-process research and development costs of $1,900,000 in 2001. Operating expenses for the 2002 year are expected to be consistent with 2000 expenses.

              Following is an overview of the significant fluctuations in operating expenses:

              Advertising and marketing

              Total advertising and marketing expenses were $14,500 for the twelve months ended December 31, 2001, as compared to $20,522 for the twelve months ended December 31, 2000. Total advertising and marketing expenses for the twelve months ended December 31, 2001 represent a $6,022 decrease, or 29.3% decrease from the prior period. The level of advertising and marketing expenses for the twelve months ended December 31, 2001 is consistent with the prior year. Advertising and marketing expenses should increase while IFT increases its efforts to commercialize its products.

              Amortization and depreciation

              Amortization and depreciation expenses were $474,797 for the twelve months ended December 31, 2001, as compared to $3,217 for the twelve months ended December 31, 2000. The increase was primarily due to amortization of goodwill and purchased technology associated with the purchase of Interfacial. Amortization and depreciation expenses should be approximately $400,000 in 2002 as IFT will only be amortizing the purchased technology in the future.

              Consulting Expenses

              Consulting expenses were $1,191,456 for the twelve months ended December 31, 2001, as compared to $0 for the twelve months ended December 31, 2000. The increase in consulting expenses is due to the issuance of common stock pursuant to consulting agreements with four former shareholders of Interfacial.

              Insurance

              Insurance expense was $38,592 for the twelve months ended December 31, 2001, as compared to $34,454 for the twelve months ended December 31, 2000. Total insurance expense for the twelve months ended December 31, 2001 is consistent with the prior year. Insurance expense should remain consistent in 2002.

              Investment advisory fees

              Investment advisory fees were $0 during the twelve months ended December 31, 2001, as compared to $1,251,413 for the twelve months ended December 31, 2000. The decrease is attributable to IFT not issuing any warrants to any investors involved with the convertible debenture purchase agreement with IIG Equity Opportunities Fund, Ltd.

              Office and Other

              Office and other expenses were $221,595 for the twelve months ended December 31, 2001, as compared to $79,545 for the twelve months ended December 31, 2000. Office and other expenses for the twelve month period ended December 31, 2001 represent an increase of $142,050 from the prior period. The increase is primarily due to an increase in travel expense related to product commercialization and office expenses. Office and other expenses should remain consistent in 2002.

              Payroll

              Payroll expenses were $2,237,743 during the twelve months ended December 31, 2001, as compared to $2,329,521 for the twelve month period ended December 31, 2000. Payroll for the twelve month period ended December 31, 2001 represents a decrease of $91,778 from the prior period. The decrease is attributable to a decrease in officer payroll of $410,886, partially offset by an increase of other and director payroll of $298,090. Payroll expenses included $1,661,313 and $1,691,099 of stock-based compensation in 2001 and 2000, respectively.

              Professional Services

              Professional services were $510,934 during the twelve months ended December 31, 2001 as compared to $684,367 for the twelve months ended December 31, 2000. Professional services for the twelve month period ended December 31, 2001 represents a decrease of $173,433. The decrease is primarily due to a decrease in accounting and other fees. Professional services should remain consistent in 2002.

              Research and development costs

              Research and development costs were $197,433 during the twelve months ended December 31, 2001 as compared to $286,914 for the twelve months ended December 31, 2000. Research and development for the twelve months ended December 31, 2001 represents a decrease of $89,481 from the prior period. The decrease is due to decreased testing and laboratory fees of $88,957. Management expects expenditures for research and development during the year 2002 to be approximately $200,000.

              Interest

              Interest expense was $787,760 for the twelve months ended December 31, 2001 as compared to $1,997,583 for the twelve months ended December 31, 2000. Interest expense for the twelve months ended December 31, 2001 represents a decrease of $1,209,823 from the prior period. Interest expense was higher in 2000 due to discounts recorded on notes payable. Management expects that interest expenses should remain consistent with the 2001 year.

              Provision for Income Taxes

              The Company has operated at a net loss since inception and has not recorded or paid any income taxes. The Company has a significant net operating loss carryforward that would be recognized at such time as the Company demonstrates the ability to operate on a profitable basis for an extended period of time.

              Net Loss

              The net loss was $7,574,810 for the twelve months ended December 31, 2001 as compared to the net loss of $6,687,536 for the twelve months ended December 31, 2000. Net loss for the twelve months ended December 31, 2001 represents an increase of $887,274, or 13.2%, from the prior period. The net loss increased due to the purchase of in-process research and development offset by a reduction in interest expense. The net loss per common share was $.21 for the twelve months ended December 31, 2001 as compared to the net loss per common share of $.36 for the twelve months ended December 31, 2000.

              Comparison of Twelve Months Ended 12/31/00 and Nine Months Ended 12/31/99
              -----------------------------------------------------------------

              Operating Expenses

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

              Consulting Expenses

              Consulting expenses were $0 for the twelve months ended December 31, 2000, as compared to $295,000 for the nine months ended December 31, 1999. Consulting expenses decreased due to consulting expenses during the twelve months ended December 31, 2000 being reduced due to the elimination of a related party account payable that had previously been recorded to consulting expense.

              Investment Advisory Fees

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

              Payroll Expenses

              Payroll expenses were $2,329,521 during the twelve months ended December 31, 2000, as compared to $273,466 for the nine month period ended December 31, 1999. Payroll expenses for the twelve month period ended December 31, 2000 represents an increase of $2,056,055 from the prior period. The increase was primarily due to the Board of Director's granting of restricted stock awards to the executive officers of IFT at two separate times in

              2000. The first stock award of 100,000 restricted shares of IFT's common stock was granted to IFT's President/COO and IFT's Chief Executive Officer on February 23, 2000. The 200,000 restricted shares have been reflected in the statement of operations as payroll expense of $550,000 for the twelve months ended December 31, 2000. Additionally, on February 23, 2000, the Board of Directors adopted the Director's Stock Compensation Plan, which provided for an annual award of 10,000 shares of IFT's common stock to Board members as reimbursement for their attendance at the Board meetings. The President/COO and the Chief Executive Officer were each awarded 10,000 restricted shares of IFT's common stock as Board members. These restricted shares have been reflected in the statement of operations as payroll expense of $55,000 for the twelve months ended December 31, 2000. The February 23, 2000 restricted stock award shares value was calculated based on the closing trading price of IFT's stock on February 23, 2000, which was $2.75 per share. The second stock award of 475,000 restricted shares of IFT's common stock was granted to IFT's President/COO and IFT's Chief Executive Officer on October 13, 2000. The 950,000 restricted shares have been reflected in the statement of operations as payroll expense of $593,750 for the twelve months ended December 31, 2000. The October 13, 2000 restricted stock award shares value was calculated based on the closing trading price of IFT's stock on October 13, 2000, which was $.625 per share. Additionally, on January 31, 2000, IFT entered into revised employment agreements with its President/COO and Chief Executive Officer. The revised employment agreements term extended through December 31, 2000 and automatically renewed on January 1, 2001, for another one year term. Under these agreements, the President/COO received an annual base salary of $200,000 and 20,833 restricted shares of IFT's common stock per month, and a bonus award as deemed appropriate by the Board of Directors of IFT. The Chief Executive Officer received an annual base salary of $200,000 and 20,833 restricted shares of IFT's common stock per month, and a bonus award as deemed appropriate by the Board of Directors of IFT. The 99,000 restricted shares related to the two employment agreements are reflected in the statement of operations as payroll expense of $321,750 for the twelve months ended December 31, 2000. The restricted shares value was calculated based on the closing trading price of IFT's stock on February 1, 2000, which was $3.25 per share. During the twelve month period ended December 31, 2000, payroll expense from restricted common stock issued totaled $834,067 for the Chief Executive Officer and $716,721 for the President/COO. During the twelve month period ended December 31, 2000, payroll expense from payroll accruals pursuant to the employment agreements with the President/COO and the Chief Executive Officer totaled $204,325. Also, stock awards totaling 275,000 restricted shares of IFT's common stock were granted to the three non-employee directors of IFT on October 13, 2000. The 275,000 restricted shares have been reflected in the statement of operations as payroll expense of $171,875 for the twelve months ended December 31, 2000. The October 13, 2000 restricted stock award shares value was calculated based on the closing trading price of IFT's stock on October 13, 2000, which was $.625 per share. On February 23, 2001, IFT's Board of Directors authorized the issuance of 2,575,000 shares of restricted common stock to executive officers or non-employee directors for stock awards for the year 2001.

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

              Research & Development Expenses

              Research and development costs were $286,914 during the twelve months ended December 31, 2000 as compared to $330,353 for the nine months ended December 31, 1999. Research and development for the twelve months ended December 31, 2000 represents a decrease of $43,439 from the prior period. The decrease is primarily due to decreased testing and laboratory fees.

              Interest Expense

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

              Net Loss

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


              New Accounting Pronouncements
              -----------------------------

              In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141., Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that IFT recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that IFT reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

              Previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $2,211,805 and other intangible assets is $2,166,668. Amortization expense during the year ended December 31, 2001 was $471,528. Currently, IFT is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

              In October 2001, the Financial Accounting Standards Board issues SFAS 144 "Accounting for the Impairment of Disposal of Long-Lived Assets ("FAS 144"). This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This Statement supercedes FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effect of Disposal of a Segment of a

              Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of FAS 144 and anticipates adopting its provisions in fiscal year 2002.

              Liquidity and Capital Resources
              -------------------------------

              A critical component of management's operating plan impacting the continued existence of IFT is the ability to obtain additional capital through additional debt and/or equity financing. Management does not anticipate IFT will generate a positive internal cash flow until such time as IFT can generate revenues from license fees from our products, which may take the next few years or longer to realize. If IFT cannot obtain the necessary capital to pursue our business plan, IFT may have to cease or significantly curtail its operations. This would materially impact our ability to continue as a going concern. Additionally, if IFT's stock price falls below its current level, additional shares may need to be issued upon the conversion of IFT's convertible debentures, which will dilute the existing shareholders. The independent auditor's reports included with the financial statements later in this Form 10-K indicate there is a substantial doubt that IFT can continue as a going concern.

              A significant portion of the Company's operating loss relates to charges for non-cash operating expenses such as amortization and depreciation, employee stock-based compensation, consulting services fees paid in the Company's common stock and interest expense related to conversion features of the Company debt. The Company has offset its capital needs since inception primarily through the issuance of common stock to its employees and consultants as compensation for services rendered, which have totaled $16,235,379 and for the twelve month period ended December 31, 2001, totaled $2,790,287. In addition, $3,086,385 of interest expense resulted from non-cash charges related to the convertible feature of our debt instruments. In addition to these amounts, the Company has raised $2,808,328 in cash from the issuance of common stock since IFT's inception, with $0 of this total raised during the twelve month period ended December 31, 2001. Most of these funds have been raised through private placement transactions. For the twelve months ended December 31, 2001 proceeds from notes payable totaled $1,431,000 with $23,500 repaid and $1,275,000 converted to common stock.

              The Company has not made significant cash investments in property and equipment or in the acquisition of companies or technologies. During the period ended December 31, 2001, the Company acquired Interfacial Technologies, Ltd., a UK company in exchange for 12,500,001 shares of the common stock. A more detailed description of the transaction is included below.

              The cash used in operating activities is $1,470,794 for the twelve months ended December 31, 2001 as compared to cash used in operating activities of $977,594 for the twelve months ended December 31, 2000. Cash used in operations for the twelve months ended December 31, 2001 increased primarily due to an increase in payments for rent, research and development, and consulting. Research and development expense in 2000 was substantially comprised of non-cash stock-based compensation. The cash used in investing activities was $31,742 for the twelve months ended December 31, 2001 as compared to $8,198 used in investing activities for the nine months ended December 31, 2000. Cash used in investing activities for the twelve months ended December 31, 2001 increased primarily due to the issuance of a note receivable of $35,000. The cash provided by financing activities was $1,407,500 for the twelve months ended December 31, 2001 as compared to $1,087,150 provided by financing activities for the twelve months ended December 31, 2000. Cash provided by financing activities for the twelve months ended December 31, 2001 related solely to the proceeds from additional notes payable. Net cash decreased by $95,036 for the twelve months ended December 31, 2001 as compared to net cash increasing by $101,358 for the twelve months ended December 31, 2000.

              The cash used in operating activities is $977,594 for the twelve months ended December 31, 2000 as compared to cash used in operating activities of $1,162,743 for the nine months ended December 31, 1999. Cash used in operations for the twelve months ended December 31, 2000 decreased primarily due to an increase of $200,919 in accrued expenses. The cash used in investing activities was $8,198 for the twelve months ended December 31, 2000 as compares to $25,049 used in investing activities for the nine months ended December 31, 1999. Cash used in investing activities for the twelve months ended December 31, 2000 decreased primarily due to the nine month period ended December 31, 1999 including $15,468 in cash used for employee and stockholder advances. The cash provided by financing activities was $1,087,150 for the twelve months ended December 31, 2000 as compared to $1,214,150 provided by financing activities for the nine months ended December 31, 1999. Cash provided by financing activities for the twelve months ended December 31, 2000 decreased due to $921,800 less in proceeds being received from issuance of common stock while the net activity of notes payable provided funds of $794,800. Net cash increased by $101,358 for the twelve months ended December 31, 2000 as compared to net cash increasing by $26,358 for the nine months ended December 31, 1999.

              Working capital at December 31, 2001 was ($484,141) as compared to ($316,210) at December 31, 2000.

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

              On May 8, 2000, IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement. The 300,000 shares of common stock are included in the statement of stockholders' deficit for the twelve months ended December 31, 2000 but are not included in earnings per share and weighted average share calculations for the twelve month period ended December 31, 2000. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT's approval. If the shares are sold and $500,000 is not generated additional shares may need to be issued to the shareholders of Blencathia. Based on the March 22, 2002 market price, $.40, of IFT's common stock, a total of 1,250,000 shares would need to be issued to generate the $500,000 proceeds.

              On May 25, 2001 IFT issued 12,500,001 common shares to the shareholders of Interfacial to acquire all of Interfacial's outstanding common stock. The purchase price of approximately $6,750,000 was determined based on the market price of IFT's common stock on the date the acquisition was announced. Stock certificates for an additional 8,500,002 common shares were placed in an escrow account subject to a performance escrow agreement that provides for the release of the stock certificates to the Interfacial shareholders based on the achievement of certain revenue levels by IFT within two years following May 25, 2001. Revenues equal to, or more than, $3,500,000 for the one year period ending May 24, 2002, or revenues equal to, or more than, $10,000,000 for the two year period ending May 24, 2003 will result in a portion, as determined by a formula in the performance escrow agreement, of the stock certificates for the 8,500,002 common being released to the Interfacial shareholders. In connection with the closing of this transaction three of the Interfacial shareholders have been appointed to IFT's board of directors. In addition, IFT entered into consulting agreements with four of the Interfacial shareholders on May 25, 2001.

              The acquisition was accounted for using the purchase method of accounting, with $4,850,001 of the purchase price being allocated to intangible assets, which are subject to amortization, and the remaining $1,900,000 recorded as in-process research and development. The intangible assets consist primarily of technology and goodwill. The 8,500,002 common shares placed in the escrow account will be valued as an addition to the purchase price if and when the shares are released to the Interfacial shareholders in accordance with the performance escrow agreement at the appropriate market price of IFT's common stock at that date, and will be excluded from the basic and diluted loss per share calculation until that date.

              On January 3, 2001 IFT entered into a Securities Purchase Agreement with IIG Equity Opportunities Fund Ltd. ("IIG Fund"), which had a one-year commitment amount of $3 million, with an option at IFT's control for an additional $3 million in financing after the completion of the one-year commitment. On March 1, 2001, IFT completed registration of the common shares required by the January 3, 2001 Securities Purchase Agreement (the "Agreement"). The Agreement provided for IFT to sell up to $250,000 in convertible debentures to the IIG Fund every thirty days. On March 2, 2001 IFT initiated the first convertible debenture purchase and on March 7, 2001 received $200,000 and on March 22, 2001 received $50,000. On April 6, 2001, IFT initiated the second convertible debenture purchase and on April 24, 2001 received $225,000. During May 2001 IFT received notification that due to regulatory issues relating to the structure of the transactions contemplated by the Agreement, 18,163,872 shares issuable upon possible future conversion of debentures not yet issued and 750,000 shares issuable upon possible future exercise of not yet issued warrants will never be issued. Due to the inability to sell additional convertible debentures after April 2001, IFT entered into a new Agreement with IIG on July 10, 2001 that provides for the sale of convertible debentures and has a one-year commitment amount of $3 million, with an option at our control for an additional $3 million in financing after the completion of the one-year commitment. As of December 31, 2001, IFT has borrowed a total of $ 1,430,000 under the financing agreement.

              While management can not make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $1.8 million over the remainder of the 2002 fiscal year will be necessary in order to enable us to meet our current capital needs. We expect to obtain this financing through our convertible-debenture agreement with IIG. Management believes the proceeds from its convertible debenture financing will be used as follows: $250,000 for commercial fleet testing programs, $600,000 for professional fees and advertising, $650,000 for salary expenses and $300,000 working capital for administrative and other capital needs, including investigation of future acquisitions, if any.

              Subsequent Events
              -----------------

              During January 2002, IFT sold 600,000 restricted shares of common stock at a price of $.25 per share to Harry F. Demetriou. The proceeds of $150,000 will provide the Company with additional cash and will be used to fund daily operating expenses.

              During January 2002, 500,000 restricted common shares of the Company were removed from the Interfacial Technologies' escrow account. The shares were removed because Interfacial failed to pay liabilities it had incurred prior to being bought by the Company.

Item 7a.      Quantitative and Qualitative Disclosures About Market Risk

              In the normal course of business, operations of IFT may be exposed to fluctuations in interest rates. These fluctuations can vary the cost of financing, investing and operating transactions. IFT has debt totaling 30% of total liabilities at fixed rates of interest and fluctuations in the interest rate could have a material impact on the underlying fair value. See Note 4 of the financial statements for further discussion.

Item 8.       Financial Statements and Supplementary Data

              Financial statements as of and for the twelve month periods ended December 31, 2001, and 2000 and for the nine month period ended December 31, 1999 are presented in a separate section of this report following Part IV.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

              None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

              The following are the names of our directors and executive officers, their present positions with IFT and information about their background.

              Name                          Age            Title
              ----                          ---            -----

              Jonathan R. Burst             43            Chief Executive Officer, President, Director,
                                                          Chairman
              William J. Lindenmayer        42            Chief Operating Officer, Director
              Michael F. Obertop            31            Chief Financial Officer, Corporate Secretary
              Senator George J. Mitchell    68            Director
              David B. Norris               53            Director
              Harry Demetriou               57            Director
              Ian Williamson                46            Director
              John P. Stupp Jr.             51            Director
              Simon Orange                  34            Director
              Geoff Robinson                58            Director

              All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, our Articles of Incorporation provide for not less than one nor more than thirteen directors. Currently, we have nine directors. Our by-laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

              Background of Directors and Executive Officers:

              JONATHAN R. BURST has served as our Chief Executive Officer since July 1999. From July 1999 to February 2000 he also served as our President. From January 2002 he served as President again. In February 2000, Mr. Burst was appointed to our Board of Directors and became chairman in June 2000. In 1998, Mr. Burst founded Burcor International, in St. Louis, Missouri, an insurance brokerage firm, and has served as its President since its inception. From 1992 to 1998, Mr. Burst served as Executive Vice President and Managing Director of mergers and acquisitions at Aon Risk Services, a St. Louis, Missouri, mergers and acquisition risk management consulting company. Mr. Burst received his Bachelor of Arts degree in Economics from the University of Missouri in 1981.

              WILLIAM J. LINDENMAYER has served as our Chief Operating Officer since July 1999. He also served as our President from February 2000 until January 2002. In February 2000, Mr. Lindenmayer was appointed to our Board of Directors. From 1999 to February 2000, Mr. Lindenmayer served as Managing Director of Burcor Capital, LLC, a venture capital merger and acquisitions subsidiary of Burcor International, St. Louis, Missouri. From 1997 to 1999, Mr. Lindenmayer served as president of DLW Partners, LLC, St. Louis, Missouri, a video tape distribution company. From 1995 to 1997, Mr. Lindenmayer served as President of WLI William Lindenmayer Group, Inc., St. Louis, Missouri, a financial consulting company. Mr. Lindenmayer received his Bachelor of Science degree in Business Management from Cornell University in 1982 and his Masters of Business Administration from University of Virginia in 1988.

              MICHAEL F. OBERTOP, JD has served as our Chief Financial Officer since October 2001. From 1998 to September 2001, Mr. Obertop provided tax consulting services for PricewaterhouseCoopers LLP, St. Louis, Missouri. Mr. Obertop received his Masters in Business Administration and Juris Doctorate degree from the University of Missouri, Columbia in May of 1998.

              SENATOR GEORGE MITCHELL has served on our Board of Directors since June 2001. Senator Mitchell's professional career spans over 45 years, and includes nearly 30 years of service in the public sector, most notably as a Senator from Maine. While in the Senate, he was the key sponsor of the Clean Air Act legislation that is the foundation for regulations governing the quality of the environment in the United States. Since leaving the Senate, Senator Mitchell has been involved in a number of advisory positions on behalf of the government of the United States, as well as other nations, in attempting to mediate disputes in Northern Ireland and the Middle East. Senator Mitchell also is active on the board of directors for several corporations and is a Special Counsel to a Washington, D.C.-based law firm. Senator Mitchell also serves on the following boards: The Walt Disney Company, FedEX Corporation, Xerox Corporation, UNUM, Casella Waste Systems, Starwood Motels & Resorts Worldwide, and MPS Group.

              DAVID B. NORRIS has served on our Board of Directors since April 1999. Since 1983, Mr. Norris has been the owner and President of Addicks Services, Inc., Richmond, Texas, a construction company.

              HARRY DEMETRIOU has served on our Board of Directors since February 2000. Mr. Demetriou has been a ship owner for over 25 years. The ships are bulk carriers of transport goods in bulk on a worldwide basis.

              IAN WILLIAMSON has served on our Board of Directors since May 2001. Mr. Williamson has been involved with the combustion of non-barrel materials and looking for alternatives since 1975, predominantly in the field of district heating and energy schemes, utilizing trash and other non oil substitutes, until 1994 when "alternative fuels for the motor industry" research started. Mr. Williamson is the original inventor of a clear stable "e-diesel" (1996) and author of eight patents and applications related to cleaner burning and performance enhancing motor fuels utilizing alcohol, water, bio-diesel and liquids from natural gas. Mr. Williamson studied mechanical services and combustion at Nottingham University, United Kingdom for three years. Mr. Williamson was previoiusly employed by Interfacial.

              GEOFF ROBINSON has served on our Board of Directors since May 2001. From 1973 to 1983 Mr. Robinson worked in different capacities with Lex Service Group Plc including the last 4.5 years as Managing Director of Lex Transfleet Ltd. and Lex Harvey Ltd (two small business units within Plc). In 1983, Mr. Robinson started Road Holdings which provided money and management expertise and was successfully sold in 1992. From 1994 to present, Mr. Robinson has served as Chairman of Fastrac Print Ltd., Mailfast Ltd., UK Logistics Ltd. and Director of UK-US Holding Inc. Mr. Robinson was previously employed by Interfacial.

              SIMON ORANGE has served on our Board of Directors since May 2001. Mr. Orange is a fully qualified financial adviser and has extensive experience both investing in and managing diversified businesses including property, retail, finance and software technology. Mr. Orange's primary role in these businesses has been assistance in raising capital and company management at board level. Mr. Orange is a registered financial advisor in the U.K. Mr. Orange was previously employed by Interfacial.

              JOHN P. STUPP JR. has served on our Board of Directors since May 2001. From 1992 to 1995 Mr. Stupp served as the president, and since 1995 as the Chief Executive Officer of Stupp Corporation, the steel pipe manufacturing division of Stupp Bros. Since 1985 he has been a director of Atrion Corporation, a publicly traded company involved in the medical device and component industry, and is an Advisory Board member of the Midwest BankCentre, a regional financial institution. Mr. Stupp holds a Bachelor of Science degree in Business and Economics from Leigh University, and is actively involved in working with a number of non-profit institutions and charitable organizations throughout the greater St. Louis region.

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

              Summary Compensation Table

                                                              Long Term
                                    Annual Compensation                        Compensation
                                   -----------------------                     ------------
Name and                                                         Other          Restricted            All
Principal                  Period                               Compen-           Stock              Other
Position                   Ended       Salary        Bonus       sation           Awards          Compensation
--------                   -----    -------------    -----  ---------------   ---------------     ------------

Jonathan R. Burst,
Chief Executive          12/31/01        $200,000       $0           $0           $555,000               $0
Officer                  12/31/00         180,000        0            0            834,067                0

William J. Linden-       12/31/01         200,000        0            0            555,000                0
mayer, President         12/31/00         180,000        0            0            716,721                0


              Perquisites and other personal benefits are omitted because they do not exceed either $50,000 or 10% of the total of annual salary and bonus for the named executive officer.

              Employment Agreements
              ---------------------

              In January 2001, IFT entered into an employment agreement with Mr. Burst to serve as Chief Executive Officer with an annual base salary of $200,000 and 20,834 IFT restricted common shares per month, and a bonus award as deemed appropriate by our Board of Directors. The agreement automatically renewed on January 1, 2002 for another one year term.

              In January 2001, IFT entered into an employment agreement with Mr. Lindenmayer to serve as President/Chief Operating Officer with an annual base salary of $200,000 and 20,834 IFT restricted common shares per month, and a bonus award as deemed appropriate by our Board of Directors. The agreement automatically renewed on January 1, 2002 for another one year term.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management

              The following table sets forth information as of January 31, 2002, regarding the beneficial ownership determined in accordance with the rules of the SEC, which generally attributes beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities, of IFT's common stock of: (i) each person known by IFT to own beneficially more than five percent of IFT's common stock;
              (ii) each director and nominee for director of the IFT; (iii) each executive officer named in the Summary Compensation Table (see "Executive Compensation"); and (iv) all directors and executive officers of IFT as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

                     Name of                     Amount and Nature of                 Percent of
                  Beneficial Owner               Beneficial Ownership                Common Stock(1)
                  ----------------               --------------------                -------------

                  Jonathan R. Burst(2)                 2,706,000                          4.9%
                  William J. Lindenmayer               1,901,000                          3.4%
                  Senator George J. Mitchell             400,000                          0.7%
                  David B. Norris                      1,096,562                          2.0%
                  Harry F. Demetriou(3)                1,806,667                          3.3%
                  Simon Orange                         3,495,230                          6.3%
                  Albert House, 18 Albert Square, Bowdon, Altrineham WA 14 2ND U.K.
                  Ian Williamson                       2,125,000                          3.9%
                  Geoff Robinson                         468,237                          0.8%
                  John P. Stupp Jr.                      318,233                          0.6%
                  All directors and executive
                   officers as a group                14,316,929                         26.0%

                (1)Based upon 55,119,612 outstanding shares of common stock.
                (2)Includes 50,000 shares owned by Burcor Capital, LLC of which
                   Mr. Burst is an executive officer and deemed to be the beneficial owner of such shares.
                (3)Includes  1,366,667  shares owned by Observor  Acceptances,
                   Ltd. of which Mr. Demetriou is the sole owner and deemed to be the beneficial owner of such shares.

              Section 16(a) Beneficial Ownership Reporting Compliance
              -------------------------------------------------------
              Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires IFT's executive officers and directors, and persons who beneficially own more than ten percent of IFT's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish IFT with copies of all
              Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to IFT and written representations from IFT's executive officers and directors, IFT believes that during fiscal 2001 Forms 3 and 4 were not filed on a timely basis for IFT's executive officers and directors. All these forms have since been filed. Jonathan R. Burst failed to make 5 Form 4 filings on a timely basis during the 2001 year. William J. Lindenmayer failed to make 4 Form 4 filings on a timely basis during the 2001 year.

Item 13.      Certain Relationships and Related Transactions

              On January 31, 2001, IFT issued 33,333 shares in repayment of a $10,000 note payable to a stockholder. In connection with the issuance of the shares, IFT recognized $7,041 in interest expense due to the fair value of the stock on the date of extinguishment exceeding the carrying value of the debt.

              On April 6, 2001 IFT issued 10,000 restricted common shares to employees of Burcor Capital as payment for $4,375 in consulting services and 10,000 restricted common shares as a payment on a $3,500 account payable due to Steven Walters, CPA. Steven Walters was the former Chief Financial Officer of the Company.

              On May 25, 2001 IFT entered into consulting agreements with four Interfacial shareholders. Common stock totaling 960,000 shares was issued and recorded as a consulting expense. The consulting agreements provide for the total issuance of 960,000 shares of common stock on May 25, 2002 and 1,180,000 shares of common stock on May 25, 2003, and the Company is recording the value of these shares ratably over the term of the consulting agreements. On December 6, 2001, the Company issued 300,000 shares which were to be issued May 25, 2002 under the consulting agreements. IFT has recorded $1,024,817 to consulting expense for the year ended December 31, 2001, relating to these consulting agreements.

              On July 18, 2001, IFT issued 326,087 shares of common stock as payment to Mr. Simon Orange, a director of IFT in exchange for the director's rights on a $60,000 note receivable and $99,783 of consulting services.

              IFT obtained general and administrative services and rents office space and equipment from Burcor Capital, LLC, a company related through common ownership (Mr. Jonathan Burst, executive officer and director of IFT, is the founder and president of Burcor Capital, LLC), under an agreement requiring monthly payments of $5,000. Expenses recorded as professional services paid to Burcor totaled $51,848 during the twelve month period ended December 31, 2001 and $60,000 during the twelve month period ended December 31, 2000.

              On November 16th, 2001, IFT purchased Burcor Capital's equipment for $12,500.

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

              During June 2000, IFT purchased a Directors and Officers Liability insurance policy from Burcor Insurance Group, a company owned by Jonathan Burst.

              During the year 2000, IFT paid MarketMatch, Inc. $106,293 for professional services. MarketMatch, Inc. is owned and operated by William Center. William Center was a director of IFT from October 2000 through May 2001.

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

                    **10.1 TPG Consulting Agreement

                    **10.2 Convertible Debenture Purchase Agreement

                    **10.3 Jonathan R. Burst Employment Agreement

                    **10.4 William J. Lindenmayer Employment Agreement

                   ***10.5 IIG Securities Purchase Agreement


                    23.1 Consents of BDO Seidman, LLP

                   *Incorporated by reference to Exhibits to Form 8-K filed on
                    February 10, 2000

                   **Incorporated by reference to Exhibits to Form 10-K filed on
                     May 10, 2000

                   ***Incorporated by reference to Exhibits to S-1 filed on July
                      12, 2001

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

             (c) Exhibits

                 See (a) above

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

Report of Independent Certified Public Accountants                       F-2

Financial Statements
       Balance sheets                                                    F-3
       Statements of operations                                          F-4
       Statements of stockholders' deficit                           F-5 & 6
       Statements of cash flows                                      F-7 & 8

Notes to Financial Statements                                     F-8 - F-25

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         To the Board of Directors and Stockholders
         International Fuel Technology, Inc.
         St. Louis, Missouri

         We have audited the accompanying balance sheets of International Fuel Technology, Inc. (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficit and cash flows for the twelve month, twelve month, and nine month periods ended December 31, 2001, 2000, and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Fuel Technology, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the twelve month, twelve month, and nine month periods ended December 31, 2001, 2000, and 1999 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that International Fuel Technology, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, International Fuel Technology, Inc. has suffered recurring losses from operations, has negative working capital, cash used in operating activities and has a deficit accumulated during the development stage that raise substantial doubt about International Fuel Technology, Inc.'s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


         BDO SEIDMAN, LLP

         Chicago, Illinois
         January 25, 2002

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)


  BALANCE SHEETS
                                                                          December 31,    December 31,
  ASSETS (Note 2)                                                             2001            2000
  -----------------------------------------------------------------------------------------------------

  Current Assets
    Cash                                                                $      33,168     $   128,204
    Prepaid Expenses                                                           15,250          29,107
    Notes Receivable (Note 5)                                                  80,000               -
                                                                         -------------    ------------
                          Total current assets                                128,418         157,311
                                                                         -------------    ------------

  Property and Equipment
    Machinery and equipment                                                    26,881          23,703
    Accumulated depreciation                                                   (5,824)         (5,592)
                                                                         -------------    ------------
                             Total property and equipment                      21,057          18,111
                                                                         -------------    ------------

  Purchased Technology, Net (Note 3)                                        2,166,668               -
  Goodwill, Net (Note 3)                                                    2,211,805               -
                                                                         -------------    ------------

                           Total assets                                 $   4,527,948     $   175,422
                                                                         =============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current Liabilities
    Accounts payable                                                    $     252,779     $   227,748
    Accrued expenses (Note 5)                                                 342,030         204,325
    Accrued interest                                                           17,750           8,948
    Notes payable to stockholders                                                   -          32,500
                                                                         -------------    ------------
                           Total current liabilities                          612,559         473,521
                                                                         -------------    ------------

  Long-Term Liabilities
    Notes payable to stockholder (Note 4)                                     162,500         162,500
    Convertible debentures (net of discount) (Note 4)                          95,924               -
                                                                         -------------    ------------
                           Total liabilities                                  870,983         636,021
                                                                         -------------    ------------

  Commitments, contingencies, and subsequent events (Notes,
  2, 3, 8, 9, and 10)
  Stockholders' Equity (Deficit) (Notes 5 and 10)
    Common stock, $.01 par value;150,000,000 shares authorized
    55,119,612 and 24,560,453 shares issued and outstanding at
    December 31, 2001 and December 31, 2000, respectively                     551,196         245,604
    Discount on common stock                                                 (819,923)       (819,923)
    Additional paid-in capital                                             32,595,070      21,208,288
    Deficit accumulated during the development stage                      (28,669,378)    (21,094,568)
                                                                         -------------    --------------
                    Total stockholders' equity (Deficit)                    3,656,965        (460,599)
                                                                         -------------    ---------------

                                                                        $   4,527,948     $   175,422
                                                                         =============    ============

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS




                                                                  Twelve          Twelve              Nine         From Inception
                                                                  Months          Months             Months       (April 9, 1996)
                                                                   Ended           Ended              Ended            Through
                                                                December 31,    December 31,         Dec. 31,        December 31,
                                                             ---------------- --------------------------------------- ------------
                                                                    2001           2000                1999              2001
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     (unaudited)
Revenues                                                       $         -       $         -          $        -       $        -
Cost of Revenues                                                         -                 -                   -                -
                                                              ----------------  -----------------   ---------------- --------------
Gross Profit                                                             -                 -                   -                -
                                                              ----------------  -----------------   ---------------- --------------
Operating Expenses:
  Advertising and marketing                                         14,500             20,522             12,913           59,041
  Amortization & Depreciation                                      474,797              3,217              1,614          480,389
  Consulting                                                     1,191,456                  -            295,000       8,549, 720
  Insurance                                                         38,592             34,454             17,806           90,852
  Investment advisory fee                                                -          1,251,413                  -        1,251,413
  Office and other                                                 221,595             79,545            132,929          944,727
  Payroll                                                        2,237,743          2,329,521            273,466        5,091,866
  Professional services                                            510,934            684,367          3,662,718        4,987,835
  Purchased in-process research and development (Note 3)         1,900,000                  -                  -        1,900,000
  Research and development costs                                   197,433            286,914            330,353        2,027,424
                                                               ----------------  -----------------   ---------------- --------------
                     Total operating expenses                    6,787,050          4,689,953          4,726,799       25,383,267
                                                               ----------------  -----------------   ---------------- --------------
            Net loss from operations                             6,787,050       $  4,689,953          4,726,799       25,383,267

            Interest expense (Note 4)                              787,760          1,997,583            405,341        3,286,111
                                                              ----------------  -----------------   ---------------- --------------
            Net loss                                           $ 7,574,810       $  6,687,536         $5,132,140       28,669,378
                                                              ================  =================   ================ ==============

                          Basic and diluted net loss
                           per common share                    $       .21       $        .36         $      .32
                                                              ================  =================   ================


Weighted average common shares outstanding                      36,416,469         18,827,802         15,800,725






See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                                           Deficit
                                                                                                          Accumulated
                                                       Common     Common      Discount     Additional        During
                                                        Stock      Stock     on Common     Paid-In        Development
                                                       Shares     Amount       Stock       Capital           Stage          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, April 1, 1997 (unaudited)                       296,439    $2,964   $(14, 670)       $171,044      $(344,473)    $(185,135)
Issuances of common stock for cash                       158,350     1,584       -             286,268         -            287,852
Issuances of common stock for technology (Note 5)      5,320,952    53,209    (532,095)        478,886         -              -
Issuances of common stock (Note 5)                       142,280     1,423       -             (1,423)         -              -
Issuances of common stock for services (Note 5)        1,211,883    12,119       -             109,070         -            121,189
Expense recorded for services rendered  by
 consultants (Note 5)                                                 -          -             169,980         -            169,980
Issuance of common stock for compensation (Note 5)        70,100       701       -               6,309         -              7,010
Issuances of common stock in connection with the
  acquisition of United States Fuel Technology,        2,795,979    27,960       -             346,545         -            374,505
Cancellation of shares (Note 3)                          (94,400)     (944)      9,440          (8,496)         -             -
Net loss                                                              -          -               -         (1,090,666)   (1,090,666)
------------------------------------------------------------------------------------------------------------------------------------
Balance, April 1, 1998 (unaudited)                     9,901,583    99,016    (537,325)      1,558,183     (1,435,139)     (315,265)
Issuances of common stock for cash                       200,000     2,000       -             998,000         -          1,000,000
Issuances of common stock for services (Note 5)        1,200,000    12,000       -           5,988,000         -          6,000,000
Issuances of common stock in connection with the
  acquisition of Scientific Fuel Technology, LLC
  (Note 3)                                             2,795,979    27,960    (279,598)        251,638         -              -
Net loss                                                              -          -               -         (7,839,753)   (7,839,753)
------------------------------------------------------------------------------------------------------------------------------------
Balance, April 1, 1999 (unaudited)                    14,097,562   140,976    (816,923)      8,795,821     (9,274,892)   (1,155,018)
Issuances of common stock for services and cash
(Note 5)                                               1,500,000    15,000       -           4,203,750         -          4,218,750
Issuances of common stock for cash (Note 5)              794,740     7,947       -             388,503         -            396,450
Issuances of common stock for compensation (Note 5)        2,500        25       -               6,975         -              7,000
Conversion of debt  (Note 4)                             423,537     4,236       -           1,198,609         -          1,202,845
Accrued stock based compensation (Note 5)                             -          -             166,585         -            166,585
Net loss                                                              -          -               -         (5,132,140)   (5,132,140)
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                              16,818,339   168,184    (816,923)     14,760,243    (14,407,032)     (295,528)
Issuances of common stock for cash and services
(Note5)                                                  101,800     1,018       -             330,682         -            331,700
Issuances of common stock for compensation (Note 5)       90,000       900       -              29,388         -             30,288
Issuances of common stock for services (Note 5)           92,559       925       -             277,726         -            278,651
Issuances of common stock for compensation (Note 5)      200,000     2,000       -             548,000         -            550,000
Issuances of common stock for services (Note 5)          195,000     1,950       -             107,738         -            109,688
Issuance of common stock for services and cash
(Note 5)                                                 390,000     3,900       -           1,141,725         -          1,145,625
Issuance of common stock for services (Note 5)           250,000     2,500       -             216,250         -            218,750
Issuance of common stock warrants for notes payable-
Stockholders (Note 4)                                      -          -          -           1,228,424         -          1,228,424
Issuance of common stock for warrants exercised
(Note 5)                                               2,030,000    20,300       -               -             -             20,300
Issuance of common stock for compensation (Note 5)     1,255,000    12,550       -             776,511         -            789,061
Issuance of common stock for services (Note 5)            25,000       250       -              10,298         -             10,548
Conversion of debt (Note 4)                            1,626,086    16,261       -             878,086         -            894,347
Conversion of debt and interest (Note 4)               1,186,669    11,866       -             581,467                      593,333
Issuance of contingently issued common stock (Note 5)    300,000     3,000      (3,000)          -             -                  0
Accrued stock based compensation (Note 5)                  -          -          -             321,750         -            321,750
Net loss                                                   -          -          -               -         (6,687,536)   (6,687,536)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                            24,560,453  $245,604    $(819,923    $21,208,288   $(21,094,568)    $(460,599)
Conversion of debt and interest (note 5)                  33,333       333                      16,708                       17,041
Issuance's of stock for assignment of note
 receivable (Note 5)                                     326,087     3,261                     156,522                      159,783
Issuances of stock for compensation (Note 5)           3,679,000    36,790                   1,565,773                    1,602,563
Issuances of stock for convertible debentures
(Note 4)                                               3,834,213    38,342                   1,236,658                    1,275,000

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                                           Deficit
                                                                                                          Accumulated
                                                       Common     Common      Discount     Additional        During
                                                        Stock      Stock     on Common     Paid-In        Development
                                                       Shares     Amount       Stock       Capital           Stage          Total
------------------------------------------------------------------------------------------------------------------------------------
Issuances of stock for convertible debt interest
(Note 4)                                                 406,523     4,066                     139,135                      143,201
Issuances of stock for accounts payable (Note 5)          10,000       100                       3,400                        3,500
Issuances of stock for services (Note 5)               1,270,000    12,700                     660,075                      672,775
Issuances of stock for Interfacial acquisition
(Note 3)                                              12,500,001   125,000                   6,625,001                    6,750,001
Issuances of stock for Interfacial escrow (Note 3)     8,500,002    85,000                     (85,000)                        -
Discount on issuance's of convertible debt (Note 4)        -         -                         610,593                      610,593
Issuances of common stock warrants (Note 4)                -         -                          42,750                       42,750
Accrued stock based compensation (Note 5)                  -         -                          58,750                       58,750
Accrued stock based services (Note 5)                      -         -                         356,417                      356,417
Net loss                                                                                                   (7,574,810)   (7,574,810)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                            55,119,612   551,196    (819,923)     32,595,070    (28,669,378)    3,656,965
====================================================================================================================================

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
                                                            Twelve Months     Twelve Months        Nine Months     From Inception
                                                                Ended             Ended               Ended       (April 9, 1996)
                                                            December 31,      December 31,          Dec. 31,      to December 31,
                                                                2001              2000                1999              2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     (unaudited)
Cash Flows from Operating Activities
Net loss                                                  $     (7,574,810)$       (6,687,536)$        (5,132,140)   $  (28,669,378)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation/ Amortization                                       474,797              3,218               1,614           480,389
  In-process research and development acquired                   1,900,000                                                1,900,000
  Stock issued and additional paid in capital
  recognized for services and compensation                       2,790,287          3,494,616           3,642,335        16,235,379
  Interest expense recognized-discount on notes payable            594,267          1,228,424                   -         1,822,691
  Interest expense recognized-conversion of debt                   150,243            757,680             355,771         1,263,694
  Loss on disposal of machinery and equipment                        5,527                  -                   -             5,527
  Change in assets and liabilities:
    Decrease (increase) in prepaid insurance                        13,857            (16,388)            (12,719)          (15,250)
    Increase (decrease) in accounts payable                         28,531            132,525            (203,288)          271,747
    (Decrease) increase in accounts payable-stockholders                 -           (100,000)            187,095            87,095
    Increase (decrease) in accrued expenses                        137,705            200,919              (1,411)          350,832
    Increase in accrued interest                                     8,802              8,948                   -           151,768
                                                         ---------------------------------------------------------------------------
Net Cash Used in Operating Activities                           (1,470,794)          (977,594)          (1,162,743)      (6,115,506)
                                                         ---------------------------------------------------------------------------

Cash Flows from Investing Activities
  Acquisition of machinery and equipment                           (14,142)            (8,198)              (9,581)         (36,201)
  Increase in employee and stockholder receivables                       -                  -              (15,468)         (15,468)
  Proceeds from the sale of property and equipment                   2,400                  -                   -             2,400
  Issuance of Note Receivable                                      (35,000)                 -                   -           (35,000)
  Proceeds from repayments of Note Receivable                       15,000                  -                   -            15,000
  Cash acquired in connection with the purchase of
    United States Fuel Technology, Inc.                                  -                  -                   -               358
                                                         ---------------------------------------------------------------------------
Net Cash Used in Investing Activities                              (31,742)            (8,198)             (25,049)         (68,911)
                                                         ---------------------------------------------------------------------------

Cash Flows from Financing Activities
  Increase (decrease) in amount due to related party                     -                  -                   -            26,500
  Increase in due to United States Fuel Technology, Inc.                 -                  -                   -           372,503
  Proceeds from common stock issued                                      -            224,650           1,146,450         2,808,328
  Proceeds from notes payable                                    1,431,000            890,000             325,700         3,610,425
  Payment on notes payable                                         (23,500)           (27,500)           (258,000)         (600,171)
                                                         ---------------------------------------------------------------------------
Net Cash Provided by Financing Activities                        1,407,500          1,087,150           1,214,150         6,217,585
                                                         ---------------------------------------------------------------------------

Net (Decrease) Increase in Cash                                    (95,036)           101,358              26,358            33,168
Cash, beginning                                                    128,204             26,846                 488                 -
                                                         ---------------------------------------------------------------------------
Cash, ending                                             $          33,168$           128,204$             26,846            33,168
                                                         ===========================================================================

Supplemental Cash Flow Information
  Interest paid                                          $               -$             2,531$                  -      $      4,631

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (CONT'D)
                                                            Twelve Months     Twelve Months        Nine Months     From Inception
                                                                Ended             Ended               Ended       (April 9, 1996)
                                                            December 31,      December 31,          Dec. 31,      to December 31,
                                                                2001              2000                1999              2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    (unaudited)

Schedule of non-cash investing and financing activities
  Discount on issuances of convertible debt and notes
  payable                                                          653,343          1,228,424                   -         1,881,767
  Conversion of debt to common stock                             1,438,742          1,487,680           1,202,845         4,129,267
  Acquisition of Interfacial                                     6,750,001                  -                   -         6,750,001
  Acquisition of United State Fuel Technology                            -                  -                   -           374,505
  Issuance of stock for note receivable                  $          60,000$                 -           $       -        $   60,000


See Notes to Financial Statements.




         NOTES TO FINANCIAL STATEMENTS

         Note 1.  Nature of Business and Significant Accounting Policies

         Nature of business
         ------------------

         International Fuel Technology, Inc., ("IFT") is a development stage company that was incorporated under the laws of the State of Nevada on April 9, 1996 and was formerly known as MagnoDynamic Corporation. IFT was formed primarily for the production of a family of proprietary fuels known as PEERFUELTM. IFT developed a process, which it believes will make diesel fuel burn more efficiently and with less emissions. IFT, as described in Note 3, has acquired United State Fuel Technology, Inc, and Scientific Fuel Technology, LLC, to streamline the selling of PEERFUELTM. As described in Note 5, IFT has acquired Blencathia Acquisition Corporation to ensure IFT would remain a fully trading and reporting entity on the OTC Bulletin Board. United States Fuel Technology, Inc., Scientific Fuel Technology, LLC, and Blencathia Acquisition Corporation were all dissolved subsequent to their merger into IFT. As part of the Company's efforts to expand into promising new engine emission-reduction technologies, IFT completed the acquisition of Interfacial Technologies (UK) Ltd. ("Interfacial") on May 25, 2001. Through the acquisition of Interfacial, IFT has developed a family of proprietary fuels and fuel additive formulations. These unique fuel blends have been created to materially improve fuel economy, enhance lubricity (reducing engine wear and tear) and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuel mediums. The Company has emerged from its research and development phase and is now focused on the commercialization of its numerous fuel blends and additives.

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

         Machinery and equipment
         -----------------------

         Machinery and equipment are stated at cost. Depreciation is computed on the straight-line method over the appropriate estimated useful lives of the assets, generally over a period of 3 to 5 years.

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

         Basic and diluted net loss per common share
         -------------------------------------------

         IFT adopted Statement of Financial Accounting Standards No. 128 (SFAS
         128), Earnings per Share. SFAS 128 establishes standards for computing and presenting earnings per share and replaces primary earnings per share with a presentation of basic and diluted earnings per share. Basic earnings per share are based upon the weighted average number of common shares outstanding for the period. Diluted earnings per share are based upon the weighted average number of common and potentially dilutive common shares outstanding for the period. Pursuant

         INTERNATIONAL FUEL TECHNOLOGY, INC.
         (A DEVELOPMENT STAGE COMPANY)

         NOTES TO FINANCIAL STATEMENTS
         -----------------------------

         to SFAS 128, no adjustment is made for diluted earnings per share purposes since IFT is reporting a net loss and common stock equivalents would have an anti-dilutive effect. For the fiscal years ended December 31, 2001, 2000, and 1999, 587,853, 0, and 0 shares, respectively, of common stock equivalents were excluded from the computation of diluted earnings per share since their effect would be anti-dilutive.

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

         The fair value of notes payable and convertible debentures approximate their carrying basis based on the nature of these obligations and current interest rates approximating stated interest rates.

         New Accounting Pronouncements
         -----------------------------

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141., Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that IFT recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that IFT reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

         Previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $2,211,805 and other intangible assets is $2,166,668. Amortization expense during the year ended December 31, 2001 was $471,528. Currently, IFT is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

         INTERNATIONAL FUEL TECHNOLOGY, INC.
         (A DEVELOPMENT STAGE COMPANY)

         NOTES TO FINANCIAL STATEMENTS
         -----------------------------

         In October 2001, the Financial Accounting Standards Board issues SFAS 144 "Accounting for the Impairment of Disposal of Long-Lived Assets ("FAS 144"). This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This Statement supercedes FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of FAS 144.

         Reclassifications
         -----------------

         Certain amounts from the prior years' financial statements have been reclassified to conform to the current period presentation.


         Note 2.     Ability to Continue as a Going Concern

         IFT's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. IFT has incurred significant losses since inception and has previously had limited funds with which to operate. Management is in the process of executing a strategy based upon developing pollution emission control technologies that also offer enhanced engine performance with respect to greater fuel economy. IFT already has one technology in development, and may seek to add other technologies through acquisitions. Management anticipates receiving necessary regulatory and commercial acceptance for its existing technology and acquired technologies within the next twelve months. Immediately thereafter, IFT expects to begin licensing its products and/or selling them directly to the commercial marketplace, with IFT eventually generating a level of revenues sufficient to meet IFT's working capital requirements. While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of $1,800,000 over the remainder of the 2002 fiscal year will be necessary in order to enable us to meet our capital needs. Management believes the proceeds from its convertible debenture financing will be used as follows:
         $250,000 for commercial fleet testing programs, $600,000 for professional fees and advertising $650,000 for salary expenses and $300,000 working capital for administrative and other capital needs, including investigation of future acquisitions, if any.

         On January 3, 2001 IFT entered into a Securities Purchase Agreement with IIG Equity Opportunities Fund Ltd. ("IIG Fund"), which has a one-year commitment amount of $3 million, with an option at our control for an additional $3 million in financing after the completion of the one-year commitment. On March 1, 2001, IFT completed registration of the common shares required by the January 3, 2001 Securities Purchase Agreement (the "Agreement"). The Agreement provides for IFT to sell up to $250,000 in convertible debentures to the IIG Fund every thirty days. On March 2, 2001 IFT initiated the first convertible debenture purchase and on March 7, 2001 received $200,000 and on March 22, 2001 received $50,000. On April 6, 2001, IFT initiated the second convertible debenture purchase and on April 24, 2001 received $225,000. During May 2001 IFT received notification that due to regulatory issues relating to the structure of the transactions contemplated by the Agreement, 18,163,872 shares issuable upon possible

         INTERNATIONAL FUEL TECHNOLOGY, INC.
         (A DEVELOPMENT STAGE COMPANY)

         NOTES TO FINANCIAL STATEMENTS
         -----------------------------

         future conversion of debentures not yet issued and 750,000 shares issuable upon possible future exercise of not yet issued warrants will never be issued. Due to the inability to sell additional convertible debentures after April 2001, IFT entered into a new Agreement with IIG on July 10, 2001 that provides for the sale of convertible debentures and has a one-year commitment amount of $3 million, with an option at our control for an additional $3 million in financing after the completion of the one-year commitment. A registration statement for the common stock to be issued in connection with this agreement was filed on July 12, 2001 and declared effective by the SEC on July 23, 2001. As of December 31, 2001, IFT has borrowed a total of $ 1,430,000 under the financing agreement. (Note 4)

         The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

         Note 3.     Acquisitions of Subsidiaries

         On April 3, 1998, the stockholders approved a merger with United States Fuel Technology, Inc. ("USFT"), effective March 31, 1998. USFT was formed primarily to market PEERFUELSTM in North America. IFT granted USFT an exclusive license to market its product pursuant to an Amended and Restated License Agreement dated October 16, 1997, in exchange for 94,400 shares of USFT common stock. Because IFT did not have a commercially viable product, USFT did not have any revenues but had incurred some general and administrative expenses through the date of the merger, the most significant of which were consulting and professional fees. As a result of the merger, each non-dissenting holder of outstanding shares of USFT Common Stock received one share of IFT Common Stock for every share of USFT common stock. IFT issued 2,795,979 shares. This merger has been accounted for as a purchase based upon the net asset value, which represented the fair value, of USFT on March 31, 1998.

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

         INTERNATIONAL FUEL TECHNOLOGY, INC.
         (A DEVELOPMENT STAGE COMPANY)

         NOTES TO FINANCIAL STATEMENTS
         -----------------------------

         On May 25, 2001 IFT issued 12,500,001 common shares to the shareholders of Interfacial Technology Ltd. ("Interfacial") to acquire all of Interfacial's outstanding common stock. Interfacial is a development stage company formed in May 2000 which has since its inception focused its efforts to develop proprietary fuels and fuel additive formulations that will improve fuel economy, enhance lubricity and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels. IFT acquired Interfacial because it believed their technology could be more expeditiously and cost effectively brought to market than its previously acquired PEERFUEL(TM) technology. The purchase price of approximately $6,750,000 was determined based on the market price of IFT's common stock on the date the acquisition was announced. Stock certificates for an additional 8,500,002 common shares were placed in an escrow account subject to a performance escrow agreement that provides for the release of the stock certificates to the Interfacial shareholders based on the achievement of certain revenue levels by IFT within two years following May 25, 2001. Revenues equal to, or more than, $3,500,000 for the one year period ending May 24, 2002, or revenues equal to, or more than, $10,000,000 for the two year period ending May 24, 2003 will result in a portion, as determined by a formula in the performance escrow agreement, of the stock certificates for the 8,500,002 common being released to the Interfacial shareholders. The shares placed in the escrow account will not be included in the computation of basic and diluted loss per share until they are released to the former Interfacial shareholders. In connection with the closing of this transaction three of the Interfacial shareholders have been appointed to IFT's board of directors. In addition, IFT entered into consulting agreements with four of the Interfacial shareholders on May 25, 2001. (Note 5)

         The acquisition has been accounted for using the purchase method of accounting, and the assets have been recorded at fair value. Results of operations have been included as of the effective date of the transaction. The purchase price of $6,750,001 was initially allocated to intangible assets and goodwill, and was being amortized over a 15-year life. During the fourth quarter, a valuation of the acquisition was completed. Based on this valuation, the Company re-assessed the allocation of the purchase price and the lives of the respective intangible assets acquired, allocating $2,400,001 to purchased technology, $1,900,000 to in-process research and development, and $2,450,000 to goodwill. After completion of the valuation report, the estimated lives of purchased technology and goodwill were changed to six years. In-process research and development related to ongoing testing and optimization efforts for which the underlying technology has not yet achieved market readiness and had no alternative future use. At the date of acquisition, Interfacial's efforts focused on fine-tuning its additive technology for aqueous blends and tailoring it to existing applications, in order to optimize the emission-reducing characteristics while preserving engine efficiency, and there existed uncertainties regarding the successful development of the technology. The amount allocated to in-process research and development was calculated in the valuation using the discounted cash flow method based on a useful life of six years, and the entire value of $1,900,000 was charged to research and development expense during 2001. As of December 31, 2001, the Company had completed development of this technology and was shifting its focus to commercialization.

         Goodwill amortization was $238,195 through December 31, 2001, at which time amortization ceased with the implementation of SFAS 142. The remaining book value of $2,211,805 will be periodically tested for impairment. Amortization of purchased technology amounted to $233,333 during the year ended December 31, 2001.

         INTERNATIONAL FUEL TECHNOLOGY, INC.
         (A DEVELOPMENT STAGE COMPANY)

         NOTES TO FINANCIAL STATEMENTS
         -----------------------------

         The 8,500,002 common shares placed in the escrow account will be valued as an addition to the purchase price if and when the shares are released to the Interfacial shareholders in accordance with the performance escrow agreement at the appropriate price of IFT's common stock at that date. The 8,500,002 common shares are currently recorded at par value, or $85,000, as common stock and a reduction of additional paid-in capital (Note 10).

         The summarized unaudited pro forma results of operations set forth below for the years ended December 31, 2001 and 2000 assume the acquisition occurred as of the beginning of 2001 and upon inception of Interfacial on May 15, 2000.

         The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisition had been completed at the beginning of each of the periods presented, nor are the results of operations necessarily indicative of the results that will be attained in the future.

                                                       Year Ended
                                                       December 31,
                                                     2001      _     2000
                                               --------------------------

         Revenues                                      $0             $0
         Net loss                              $8,097,073    $12,136,666
         Net loss per common share:
         Basic and diluted                           $.20           $.46


         Note 4.     Notes Payable and Convertible Debentures

         In March 2000 ONKAR Corporation, Ltd. ("ONKAR"), a stockholder of IFT, advanced IFT $50,000 which is due in March 2005 and has an annual interest rate of 6%. In April 2000 ONKAR advanced IFT $50,000 which is due in April 2005 and has an annual interest rate of 6%. In addition, IFT has a note payable to ONKAR for $62,500 that is due in November 2004 at an annual interest rate of 6%.

         During the twelve-month period ended December 31, 2000 IFT received advances from stockholders totaling $416,000. IFT repaid $356,000 of the advances received from the stockholders by issuing 1,186,669 restricted common shares and repaid $27,500 of the advances received from stockholders by cash. In connection with the issuance of the 1,186,669 restricted common shares IFT recognized $237,333 in interest expense due to the fair value of the stock on the date of extinguishment exceeding the carrying value by this amount. Notes payable to stockholders totaling $32,500 with an annual interest of 10% and a due date of April 30, 2001 is recorded as a liability on the December 31, 2000 balance sheet. Of this amount, $22,500 was repaid in 2001 and the remaining $10,000 was converted to common stock on January 31, 2001 (Note 5). In addition to the repayment of principal each stockholder received a warrant to purchase from IFT up to 25,000 shares of common stock at $.01 per share for each $5,000 in principal advanced to IFT. The value of the warrants, $1,228,424 based on the market value of IFT's common stock on the day(s) the advances were received has been recorded as a discount on

INTERNATIONAL FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

         NOTES TO FINANCIAL STATEMENTS
         -----------------------------

         the notes payable to stockholders and as an addition to additional paid in capital. During the twelve months ended December 31, 2000, $1,228,424 was amortized against the discount on notes payable to stockholders and recognized as interest expense.

         During the twelve-month period ended December 31, 2000 IFT received advances totaling $374,000 from four individuals. IFT repaid $374,000 of the advances received by issuing 1,626,086 restricted common shares. In connection with the issuance of the 1,626,086 restricted common shares IFT recognized $520,347 in interest expense due to the fair value of the stock on the date of extinguishment exceeding the carrying value by this amount.

         On April 11, 2001 IFT issued 406,523 common shares to a total of four individuals as a recalculation of the beneficial conversion rate used for the payment of notes payable in November 2000. The recalculation was required due to 1,626,086 common shares issued in November 2000 not being registered with the United States Securities and Exchange Commission by March 31, 2001, as the notes payable specified.

         On December 31, 2001, IFT had outstanding convertible debentures of $155,000 less the related discount for the beneficial conversion feature of the debenture of $59,076. The debentures bear interest at a rate of 6% per annum commencing on the date of issuance, are convertible upon issuance, and will mature on December 31, 2003. The discount will be amortized until the note matures or is converted. The convertible debentures are immediately convertible at the option of the holder into the number of shares of IFT common stock equal to the principal amount of the debentures to be converted, including all accrued interest, divided by the conversion price in effect on the conversion date. The conversion price is calculated at 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the conversion date, but in no event more than 110% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the convertible debenture issuance date.

         During the year ended December 31, 2001, IFT has issued 3,834,213 shares of common stock upon the conversion of $1,275,000 worth of convertible debentures owned by IIG. An additional $653,343 had been recorded as a discount on the convertible debenture and added to additional paid-in-capital, relating to the beneficial conversion feature and the $42,750 value of 150,000 warrants related to the convertible debentures. The warrants were valued at the fair value on the date of issuance using the Black-Scholes option pricing model. The beneficial conversion feature was calculated as the excess value of the shares to be converted over the amount of the proceeds allocated to the convertible debentures. (Note 5)

         Note 5.     Stockholders' Deficit

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


                      Date                                         Shares
                      ----                                   ---------------
                      April 1997                                   1,558,084
                      July 1997                                      783,944
                      August 1997                                     51,800
                      September 1997                               2,927,124
                                                              --------------
                      Total year ended March 31, 1998              5,320,952
                                                              ===============

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


                                                                                               Expense
                      Date                                         Shares                      Amount
                      ----                                       ----------                    -------

                      SERVICES:
                      --------
                      April 1997                                           6,900
                      May 1997                                            10,900
                      July-August 1997                                   251,315
                      September 1997                                     942,768
                                                              ------------------
                      Total year ended March 31, 1998                  1,211,883                $121,189
                                                              ==================                ========
                      COMPENSATION:
                      -------------
                      April 1997                                          10,000
                      July 1997                                           10,100
                      September 1997                                      50,000
                                                              ------------------
                      Total year ended March 31, 1998                     70,100                  $7,010
                                                              ==================                  ======

         Certain stockholders who purchased stock for cash were subsequently issued additional shares of stock for no consideration to adjust the amount of shares previously issued to them. The adjustment was required due to shares being sold to stockholders at different prices while the fair value of the common stock remained consistent. The original shares had been issued on various dates between July 30, 1996 and September 13, 1997 and the additional shares were issued with the same date as the original shares. Since IFT has no retained earnings, a charge to additional paid-in-capital was recorded to reflect the par value of the stock issued. The additional shares

         INTERNATIONAL FUEL TECHNOLOGY, INC.
         (A DEVELOPMENT STAGE COMPANY)

         NOTES TO FINANCIAL STATEMENTS
         -----------------------------

         were issued as follows:

                      Date                              Total Additional Shares
                      ----                           --------------------------
                      July 1997                                          6,350
                      August 1997                                       40,000
                      September 1997                                    95,930
                                                            ------------------
                      Total year ended March 31, 1998                  142,280
                                                            ==================

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

         On April 26, 1999 IFT offered all stockholders of record on March 31, 1999 the right to purchase 900 common shares at $.50 per share, a price determined by IFT's Board of Directors. The market price of IFT's stock on April 26, 1999 was $1.40 per share. IFT issued 794,740 shares and received proceeds of $396,450 as a result of this offering that expired May 28, 1999.

         IFT issued 2,500 shares on June 2, 1999 to a director. The shares were issued in exchange for serving as a director. The value of these services was determined based upon the market value at the date of issuance. IFT has recorded a charge to operations in the amount of $7,000.

         On July 1,1999, IFT entered into a one year advisory agreement with ONKAR Corporation, Ltd. ("ONKAR") for various services including introductions to brokers, dealers and potential investors and ONKAR agreed to facilitate the writing of a minimum of three research reports on IFT. Two of these research reports have been received by IFT, one dated July 22, 1999 and one dated August 25, 1999. The third research report was not generated and no services were provided after September 30, 1999 due to IFT terminating the agreement. As consideration for the services, ONKAR received the right to purchase 1.5 million shares of restricted common stock at $.50 per share. These rights were issued and exercised with IFT receiving cash proceeds of $750,000. IFT determined the value of the services to be provided based upon the market value of the common stock, $2.81, on July 1, 1999, the date of the agreement. The total value of this agreement was determined to be $4,218,750. The amount in excess of the cash proceeds received of $750,000 has been charged to operations as professional services. No shareholders of

         INTERNATIONAL FUEL TECHNOLOGY, INC.
         (A DEVELOPMENT STAGE COMPANY)

         NOTES TO FINANCIAL STATEMENTS
         -----------------------------

         IFT were shareholders of ONKAR prior to this transaction.

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

         On April 26, 1999 IFT offered all stockholders of record on March 31, 1999 the right to purchase 900 common shares at $.50 per share. During January 2000 IFT issued 1,800 shares and received proceeds of $450 as a result of this offering that expired May 28, 1999. The $450 for the other 900 shares was received during the nine month period ended December 31, 1999.

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

         In February 2000, IFT entered into a convertible debenture purchase agreement to raise $3,000,000 through the sale of convertible debentures to GEM Global Yield Fund, Ltd. and Turbo International Ltd. ("GEM") During June 2000 this agreement was amended to raise $1,500,000 through the sale of convertible debentures to GEM. In connection with the convertible debenture purchase agreement IFT issued a warrant to GEM for the purchase of 390,000 shares of common stock at $.01 per common share. During February 2000 IFT issued 195,000 shares of common stock and placed them in escrow in accordance with the convertible debenture purchase agreement entered into in February 2000. The shares were to be released from escrow and issued to the purchasers of the convertible debenture in the event of an uncured default by IFT prior to the closing of the convertible debenture purchase agreement. The 195,000 shares of common stock were released to the purchasers of the convertible debenture purchase agreement in conjunction with an amendment to the convertible debenture purchase agreement dated June 16, 2000, and were recorded as an investment advisory fee of $109,688 based on the trading price of IFT's stock.

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

         On June 19, 2000 IFT issued 250,000 common shares to a director of IFT for consulting services. The value of the shares, $218,750, was recorded to research and development expense and was based on the trading price of IFT's stock on June 19, 2000.

         During the twelve month period ended December 31, 2000 IFT issued 2,030,000 common shares due to the exercise of warrants issued in connection with the advances received from stockholders discussed in
         Note 4. There were no warrants outstanding at December 31, 2000.

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

         On December 18, 2000 IFT issued 25,000 common shares for consulting services. The value of the shares, $10,548, was recorded to payroll expense and was based on the trading price of IFT's stock on December 18, 2000.

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

         On May 8, 2000 IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement. The 300,000 shares of common stock are included in the statement of stockholders' deficit for the year ended December 31, 2000 but are not included in earnings per share and weighted average share calculations for the year ended December 31, 2000. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT's approval. If the shares are sold and $500,000 is not generated additional shares may need to be issued to the shareholders of Blencathia. Based on the December 31, 2001 market price, $.47, of IFT's common stock, a total of 1,063,830 shares would need to be issued to generate the $500,000 proceeds.

         During January 2000, IFT entered into an employment agreement with Jonathan R. Burst to serve as Chief Executive Officer of IFT until December 31, 2000 at a base annual salary of $180,000. In addition, Mr. Burst is to receive 6,000 shares of common stock each month. During January 2000, IFT entered into an employment agreement with William J. Lindenmayer to serve as Chief Operating Officer of IFT until December 31, 2000 at a base annual salary of $180,000. In addition, Mr. Lindenmayer is to receive 3,000 shares of common stock each month. The shares are earned ratably on a monthly basis. The stock based compensation earned through December 31, 2000, reflected in these financial statements as payroll expense and as additional paid in capital of $321,750, has been calculated based on the trading price of IFT's stock at February 1, 2000. The 99,000 common shares were issued on January 31, 2001. As of December 31, 2000, $204,325 of compensation relating to these employment agreements are unpaid and included in accrued expenses.

         INTERNATIONAL FUEL TECHNOLOGY, INC.
         (A DEVELOPMENT STAGE COMPANY)

         NOTES TO FINANCIAL STATEMENTS
         -----------------------------

         On January 31, 2001, IFT issued 33,333 shares in repayment of a $10,000 note payable to a stockholder. In connection with the issuance of the shares, IFT recognized $7,041 in interest expense due to the fair value of the stock on the date of extinguishment exceeding the carrying value of the debt.

         On February 23, 2001 the Board of Directors of IFT authorized the issuance of 2,475,000 shares of common stock to employees and non-employee directors of IFT. The value of the common shares, $1,082,812, has been included in payroll expense for the year ended December 31, 2001, and was calculated based on the closing stock price of $.4375 on February 23, 2001. The 2,475,000 shares of restricted common stock were issued to the employees and non-employee directors of IFT on April 10, 2001.

         On April 6, 2001 IFT issued 10,000 restricted common shares as payment for $4,375 in consulting services and 10,000 restricted common shares as a payment on a $3,500 account payable.

         During January 2001, IFT entered into an employment agreement with Jonathan R. Burst to serve as Chief Executive Officer and William J. Lindenmayer to serve as President and Chief Operating Officer until December 31, 2003, each at annual salaries of $200,000. The agreements provide for a stock grant of 20,834 shares of common stock at the end of each month to each employee. The shares are earned ratably on a monthly basis. The stock based compensation earned through December 31, 2001, reflected in these financial statements as payroll expense and as additional paid in capital of $235,000, has been recalculated based on the trading price of IFT's stock on December 12, 2001, the date the shares were issued. As of December 31, 2001, $265,546 of compensation relating to these employment agreements, as well as their 2000 employment agreement, was unpaid and included in accrued expenses.

         On May 25, 2001 IFT entered into consulting agreements with four Interfacial shareholders. Common stock totaling 960,000 shares was issued and recorded as a consulting expense at the inception of the consulting agreement. The consulting agreements provide for the total issuance of 960,000 shares of common stock on May 25, 2002 and 1,180,000 shares of common stock on May 25, 2003, and the Company is recording the value of these shares ratably over the term of the consulting agreement. On December 6, 2001, the Company issued 300,000 shares which were to be issued May 25, 2002 under the consulting agreements. IFT has recorded $1,024,817 to consulting expense for the year ended December 31, 2001, relating to these consulting agreements.

         On July 18, 2001, IFT issued 326,087 shares of common stock valued at $159,783 based on the closing market price of IFT common stock on July 18, 2001,as payment to a director of IFT in exchange for the director's rights on a $60,000 note receivable and $99,783 of consulting services.

         On August 16, 2001, IFT issued 5,000 shares of common stock valued at $2,750, or $.55 per share, to an employee. The stock price was based on the closing stock price on the date of the grant.

         INTERNATIONAL FUEL TECHNOLOGY, INC.
         (A DEVELOPMENT STAGE COMPANY)

         NOTES TO FINANCIAL STATEMENTS
         -----------------------------

         On December 12, 2001, IFT issued a total of 600,000 shares of common stock, valued at $282,000 to two Directors. The value of the shares was based on the trading price of IFT's stock on December 12, 2001.

         On December 12, 2001, IFT's Board of Directors agreed to issue 125,000 shares of common stock to a Director. The Company recorded $58,750 as payroll expense and additional paid in capital in 2001. The 125,000 shares of common stock were issued in 2002, and valued at the trading price of IFT's stock on December 12, 2001.

         As of December 31, 2001, the Company had in total of 150,000 common stock warrants outstanding. Warrants to purchase 75,000 shares of common stock at $0.53 per share expire March 6, 2003. Warrants to purchase 75,000 shares of common stock at $0.45 per share expire April 6, 2003.

         Note 6.     Related Party Transactions

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

         On November 1, 1999, IFT entered into an agreement with certain related party promissory note holders to issue 423,537 shares of its common stock by December 31, 1999 in exchange for the balance of the promissory notes due in the amount of $677,254, a related party account payable of $26,500 and interest on the notes due in the amount of $142,820 at $2.00 per share. The stock- based note and interest exchange value was calculated based on the trading price of IFT's stock at November 1, 1999. The $355,771 difference between the $2.00 (per the agreement) value of the shares and the trading price of the shares has been reflected in these financial statements as interest expense.

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

         During June 2000, IFT purchased a Directors and Officers Liability insurance policy from Burcor Insurance Group, a company owned by Jonathan Burst.

         During the year 2000, IFT paid MarketMatch, Inc. $106,293 for professional services. MarketMatch, Inc. is owned and operated by William Center. William Center became a director of IFT in October 2000. He subsequently resigned as a director in 2001.

         INTERNATIONAL FUEL TECHNOLOGY, INC.
         (A DEVELOPMENT STAGE COMPANY)

         NOTES TO FINANCIAL STATEMENTS
         -----------------------------

         During the year 2000, IFT paid Steven D. Walters, CPA $25,168 for professional services. Steven D. Walters, CPA was owned and operated by Steven Walters. Steven Walters was appointed as the Chief Financial Officer of IFT in October 2000, and he subsequently resigned in 2001.

         IFT obtained general and administrative services and rents office space and equipment from Burcor Capital, LLC, a company related through common ownership (Mr. Jonathan Burst, executive officer and director of IFT, is the founder and president of Burcor Capital, LLC), under an agreement requiring monthly payments of $5,000. Expenses recorded as professional services totaled $51,848 during the twelve month period ended December 31, 2001 and $60,000 during the twelve month period ended December 31, 2000. IFT has subleased its administrative offices and administrative services from Burcor Capital under a lease agreement requiring monthly rentals of $5,000 per month through July 13, 2001. This agreement ended on October 31, 2001, at which time the Company assumed the lease on a month to month basis. (Note 8)

         On November 16th, 2001, IFT purchased equipment from Burcor Capital for $12,500.

         Note 7.     Income Taxes

         Deferred tax benefits arising from net operating loss carryforwards were determined using the applicable statutory rates. The net operating loss carryforward balances vary from the applicable percentages of net loss due to expenses recognized under generally accepted accounting principles, but not deductible for tax purposes. The difference between the effective tax rate and the statutory tax rate results from the difference in fair market value of shares issued for services and compensation and the book expense recorded on those issuances.

         Net operating loss carryforwards available for the Company for Federal tax purposes are as follows:

         BALANCE                 EXPIRATION
         -------                 ----------

         $   344,473                2012
         $ 1,090,666                2013
         $12,971,893                2019
         $ 4,213,207                2020
         $ 2,878,026                2021
         -----------
         $21,498,265

         For federal tax purposes, at December 31, 2001 and 2000, the Company had net deferred tax assets of approximately $8,117,000 and $6,400,000 respectively, which are fully offset by valuation allowances. These net deferred tax assets principally arise due to the Company's net operating loss carryforwards.

         In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. The Company has established a valuation allowance to the extent of its deferred tax assets since it is more likely than not that the benefit cannot be realized in the future.

         INTERNATIONAL FUEL TECHNOLOGY, INC.
         (A DEVELOPMENT STAGE COMPANY)

         NOTES TO FINANCIAL STATEMENTS
         -----------------------------

         Note 8. Lease Commitment

         As of January 1, 2002, IFT leased office space under a five-year operating lease, expiring on December 31, 2006. Future minimum lease payments are $63,600 for the years 2002, 2003, 2004, 2005, and 2006.
         Rent expense was $63,408, $9,219, and $32,685 during the fiscal years ended December 31, 2001, 2000, 1999, respectively.

         Note 9. Legal Proceedings

         The Company is subject to various lawsuits and claims with respect to matters arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes, after consulting with counsel, that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated results, liquidity or financial positions of the Company.

         Note 10. Subsequent Events

         During January 2002, IFT sold 600,000 restricted shares of common stock at a price of $.25 per share to Harry F. Demetriou. The proceeds of $150,000 will provide the Company with additional cash and will be used to fund daily operating expenses.

         During January 2002, 500,000 restricted common shares of the Company were removed from the Interfacial Technologies' escrow account. The shares were removed because Interfacial failed to pay liabilities it had incurred prior to being bought by the Company.


         Note 11. Quarterly Statements of Operation Information (Unaudited)

                                                      For the Three Month Period Ended
                                 March 31, 2001      June 30, 2001   September 30, 2001     December 31, 2001
                                 --------------      -------------   ------------------     -----------------

         Revenues                $               0  $            0   $               0      $             0
         Gross profit                            0               0                   0                    0
         Net loss                $       1,502,286  $    1,570,301   $       1,096,967      $     3,405,256
         Basic and diluted
          net loss per share     $             .06  $          .05   $             .03      $           .08
         Weighted average
          common shares
          outstanding                   24,422,973      32,820,831          41,984,052           45,153,558

         INTERNATIONAL FUEL TECHNOLOGY, INC.
         (A DEVELOPMENT STAGE COMPANY)

         NOTES TO FINANCIAL STATEMENTS
         -----------------------------

                                                      For the Three Month Period Ended
                                 March 31, 2000      June 30, 2000   September 30, 2000   December 31, 2000
                                 --------------      -------------   ------------------   -----------------


         Revenues                $               0  $            0   $             0      $            0
         Gross profit                            0               0                 0                   0
         Net loss                $       2,417,801  $      800,357   $     1,200,778      $    2,268,600
         Basic and diluted
          net loss per share     $             .14  $          .04   $           .06      $          .12
         Weighted average
          common shares
          outstanding                   17,096,481      17,879,918        18,716,339          18,905,000


                                     SIGNATURES


              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              INTERNATIONAL FUEL TECHNOLOGY, INC.
              (Registrant)


              By: /s/ Jonathan R. Burst                       Date              April 1, 2002
                 ------------------------------------                 -----------------------
                  Jonathan R. Burst
                  President and Chief Executive Officer

              By:  /s/ Michael F. Obertop                     Date              April 1, 2002
                 ------------------------------------                 -----------------------
                   Michael F. Obertop
                   Chief Financial Officer


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated.

              By:  /s/ Jonathan R. Burst                      Date             April 1, 2002
                  -----------------------------------                -----------------------
                  Jonathan R. Burst
                  Chairman of the Board


              By: /s/ William J. Lindenmayer                  Date              April 1, 2002
                  -----------------------------------                ------------------------
                  William J. Lindenmayer
                  Director


              By: /s/ George J. Mitchell                      Date              April 1, 2002
                 ------------------------------------                ------------------------
                 Senator George J. Mitchell
                 Director


              By   /s/ David B. Norris                        Date              April 1, 2002
                  -----------------------------------                ------------------------
                  David B. Norris
                  Director


              By: /s/ Harry Demetriou                         Date              April 1, 2002
                 ------------------------------------                ------------------------
                 Harry Demetriou
                 Director





              By: /s/ John P. Stupp Jr.                       Date              April 1, 2002
                  -----------------------------------                ------------------------
                  John P. Stupp Jr.
                  Director


              By: /s/ Ian Williamson                          Date              April 1, 2002
                 ------------------------------------                ------------------------
                 Ian Williamson
                 Director


              By   /s/ Geoff Robinson                         Date              April 1, 2002
                  -----------------------------------                ------------------------
                    Geoff Robinson
                    Director


              By: /s/ Simon Orange                            Date              April 1, 2002
                 ------------------------------------                ------------------------
                   Simon Orange
                   Director
