Form 10-Q
period 2002-03-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2002-05-15
CIK 1078723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION
                 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                 OF 1934

            FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 2002
                                           ----------------
                                       OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                 1934

          FOR THE TRANSITION PERIOD FROM              TO
                                         ------------    ---------------

                       COMMISSION FILE NUMBER: 000-25367
                                               ---------

                       INTERNATIONAL FUEL TECHNOLOGY, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

              NEVADA                                      88-0357508
              ------                                      ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

7777 BONHOMME, SUITE 1920, ST. LOUIS, MISSOURI              63105
-----------------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)

                                 (314) 727- 3333
                                 ---------------
                         (Registrant's telephone number)

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

           Yes            X                No
                 -----------------             ------------------

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on May 1, 2002, as reported on the OTC Bulletin Board, was $15,797,897.

     Number of shares of common stock outstanding as of May 1, 2002: 56,421,061

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                       Page
       Item 1-  Financial Statements

                Balance Sheets - March 31, 2002 and December 31, 2001                                   3

                Statements of Operations - Three Month Periods Ended March 31, 2002
                and 2001.                                                                               4

                Statement of Stockholders' Equity - Three Months Ended March 31, 2002                   5

                Statements of Cash Flows - Three Months Ended March 31,
                  2002 and 2001.                                                                        6

                Notes to Financial Statements                                                      7 - 10

       Item 2-  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                   11 - 13


       Item 3-  Quantitative and Qualitative Disclosures About Market Risk                             13

Part II - OTHER INFORMATION

       Item 6-  Exhibits and Reports on Form 8-K                                                       14

INTERNATIONAL FUEL TECHNOLOGY, INC.


  BALANCE SHEETS
                                                                              March 31      December 31,
  ASSETS (NOTE 2)                                                               2002            2001
  -------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
  Current Assets
    Cash                                                                   $     50,402    $     33,168
    Accounts Receivable                                                           5,323            --
    Inventory                                                                     4,058            --
    Prepaid Expenses                                                             15,250          15,250
    Notes Receivable                                                             65,559          80,000
                                                                           ------------    ------------
                          TOTAL CURRENT ASSETS                                  140,592         128,418
                                                                           ------------    ------------

  Property and Equipment
    Machinery and equipment                                                      26,881          26,881
    Accumulated depreciation                                                     (7,540)         (5,824)
                                                                           ------------    ------------
                      TOTAL PROPERTY AND EQUIPMENT                               19,341          21,057
                                                                           ------------    ------------

  Purchased Patents & Technology, Net (Note 3)                                2,066,668       2,166,668
  Goodwill, Net (Note 3)                                                      2,211,805       2,211,805
                                                                           ------------    ------------

                           TOTAL ASSETS                                    $  4,438,406    $  4,527,948
                                                                           ============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                                       $    140,762    $    252,779
    Accrued expenses                                                            353,904         342,030
    Accrued interest                                                             20,188          17,750
                                                                           ------------    ------------
                           TOTAL CURRENT LIABILITIES                            514,854         612,559
                                                                           ------------    ------------

  Long-Term Liabilities
    Notes payable to stockholder                                                162,500         162,500
    Convertible debentures (net of discount) (Note 4)                           114,511          95,924
                                                                           ------------    ------------
                           TOTAL LIABILITIES                                    791,865         870,983
                                                                           ------------    ------------

  Commitments and Contingencies

  Stockholders' Equity (Notes 4 and 5) Common stock, $.01 par value;
    authorized, 150,000,000, 56,331,063 and 55,119,612 shares issued and
    outstanding at March 31, 2002 and December 31, 2001, respectively           563,311         551,196
    Discount on common stock                                                   (819,923)       (819,923)
    Additional paid-in capital                                               33,642,220      32,595,070
    Accumulated deficit                                                     (29,739,067)    (28,669,378)
                                                                           ------------    ------------
                            TOTAL STOCKHOLDERS' EQUITY                        3,646,541       3,656,965
                                                                           ------------    ------------

                                                                           $  4,438,406    $  4,527,948
                                                                           ============    ============


See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                    Three Months
                                                                                       Ended
                                                                                     March 31,
                                                                              2002               2001
-----------------------------------------------------------------------------------------------------------------
Revenues                                                                 $      5,323       $
Cost of Revenues                                                                2,547               --
                                                                         ------------       ------------
Gross Profit                                                                    2,776               --
                                                                         ------------       ------------

Operating Expenses:
  Amortization & Depreciation                                                 101,716               --
  Consulting                                                                  394,863              5,980
  Insurance                                                                     2,633              8,500
  Office and Other                                                             60,643             28,951
  Payroll                                                                     347,779          1,236,083
  Professional services                                                        69,638            145,792
  Research and development costs                                               13,476             51,941
                                                                         ------------       ------------
           Total operating expenses                                           990,748          1,477,247
                                                                         ------------       ------------
           Net loss from operations                                           987,972          1,477,247
           Other (income) expense:
              Interest income                                                 (13,374)              --
              Interest expense                                                 95,091             25,039
                                                                         ------------       ------------
           Total other expense, net                                            81,717             25,039
                                                                         ------------       ------------
            Net loss                                                     $  1,069,689       $  1,502,286
                                                                         ============       ============


Basic and diluted net loss
      Per common share                                                   $        .02       $        .06

Weighted average common shares
     outstanding                                                           47,223,346         24,422,973




See Notes to Financial Statements

INTEINTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(UNAUDITED)

                                                       Common      Common                Discount on
                                                        Stock       Stock                   Common    Accumulated
                                                       Shares      Amount        APIC       Stock       Deficit      Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2002                             55,119,612    551,196    32,595,070   (819,923)  (28,669,378)  3,656,965
Proceeds from the issuance of common stock              850,000      8,500       191,500        -            -        200,000
Stock-based compensation                                  -           -          150,000        -            -        150,000
Issuances of stock for compensation                     125,000      1,250        (1,250)       -            -           -
Issuances of stock for services                           -           -           40,000        -            -         40,000
Cancellation of Interfacial escrow shares              (500,000)    (5,000)        5,000        -            -           -
Issuances of stock for convertible debentures           736,451      7,365       217,635        -            -        225,000
Discount on issuances of convertible debt                 -           -           87,054        -            -         87,054
Accrued stock based compensation                          -           -           58,752        -            -         58,272
Accrued stock based services                              -           -          298,459        -            -        298,459
Net loss                                                  -           -           -             -      (1,069,689) (1,069,689)
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                              56,331,063    563,311    33,642,220   (819,923)  (29,739,067)  3,646,541
==================================================================================================================================

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Three Months        Three Months
                                                                                Ended               Ended
                                                                              March 31,           March 31,
                                                                                 2002                2001
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                                                   $(1,069,689)            $(1,502,286)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation/Amortization                                                    101,716                     667
  Stock issued and additional paid in capital
    recognized for services and compensation                                   547,211               1,125,313
  Interest expense recognized - discount on debt                                85,641                   4,424
  Interest expense recognized - conversion of debt                                --                     6,666
  Loss on disposal of machinery and equipment                                     --                     2,887
  Change in assets and liabilities:
    Increase in accounts receivable                                             (5,323)                   --
    Increase in inventory                                                       (4,058)                   --
    Increase in prepaid expenses                                                  --                   (25,964)
    (Decrease)/Increase in accounts payable                                   (112,017)                 49,941
    Increase in accrued expenses                                                11,874                  23,077
    Increase in accrued interest                                                 2,438                   3,948
                                                                           -----------             -----------
NET CASH USED IN OPERATING ACTIVITIES:                                        (442,207)               (311,327)
                                                                           -----------             -----------

Cash Flows from Investing Activities
  Acquisition of machinery and equipment                                          --                    (1,642)
  Proceeds from repayments of Notes Receivable                                  14,441                    --
                                                                           -----------             -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:                            14,441                  (1,642)
                                                                           -----------             -----------

Cash Flows from Financing Activities
  Proceeds from common stock issued                                            200,000                    --
  Proceeds from convertible debentures                                         245,000                 250,000
  Payment on notes payable                                                        --                    (2,500)
                                                                           -----------             -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                                     445,000                 247,500
                                                                           -----------             -----------

NET INCREASE (DECREASE) IN CASH                                                 17,234                 (65,469)
  Cash, beginning                                                               33,168                 128,204
                                                                           -----------             -----------
  Cash, ending                                                             $    50,402             $    62,735
                                                                           ===========             ===========


Schedule of non-cash investing and financing activities
  Discount on issuance of convertible debt                                      87,054                186,917
  Conversion of debt to common stock                                           225,000                 17,041


See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

     NOTES TO FINANCIAL STATEMENTS
     (UNAUDITED)

     NOTE 1 - BASIS OF PRESENTATION

     Now that the Company is selling products, the Company is no longer in the development stage. The interim financial statements included herein have been prepared by International Fuel Technology, Inc. ("IFT"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although IFT believes that the disclosures are adequate to make the information presented not misleading.

     These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in IFT's annual report on Form 10-K for the twelve month period ended December 31, 2001. IFT follows the same accounting policies in preparation of interim reports.

     Results of operations for the interim periods are not indicative of annual results.

     NOTE 2 - ABILITY TO CONTINUE AS A GOING CONCERN

     IFT's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. IFT has incurred significant losses since inception and has previously had limited funds with which to operate. Management is in the process of executing a strategy based upon developing pollution emission control technologies that also offer enhanced engine performance with respect to greater fuel economy. IFT already has several technologies in development, and may seek to add other technologies through acquisitions. Management anticipates receiving necessary regulatory and commercial acceptance for its acquired technologies within the next twelve months. IFT has begun selling products directly to the commercial marketplace and expects to eventually generate a level of revenues sufficient to meet IFT's working capital requirements. While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $1,550,000 over the remainder of the current fiscal year will be necessary in order to enable us to meet our current capital needs. Management believes the proceeds from financing will be used as follows: $200,000 for commercial fleet testing programs, $300,000 for professional fees, $550,000 for salary expenses and $500,000 working capital for administrative and other capital needs, including investigation of future acquisitions, if any.

     On January 3, 2001 IFT entered into a Securities Purchase Agreement with IIG Equity Opportunities Fund Ltd. ("IIG Fund"), which has a one-year commitment amount of $3 million, with an option at our control for an additional $3 million in financing after the completion of the one-year commitment. On March 1, 2001, IFT completed registration of the common shares required by the January 3, 2001 Securities Purchase Agreement (the "Agreement"). The Agreement provides for IFT to sell up to $250,000 in convertible debentures to the IIG Fund every thirty days. On March 2, 2001 IFT initiated the first convertible debenture purchase and on March 7, 2001 received $200,000 and on March 22, 2001 received $50,000. On April 6, 2001, IFT initiated the second convertible debenture purchase and on April 24, 2001 received $225,000. During May 2001 IFT received notification that due to regulatory issues relating to the structure of the transactions contemplated by the Securities Purchase Agreement, 18,163,872 shares issuable upon possible future conversion of debentures not yet issued and 750,000 shares issuable upon possible future exercise of not yet issued warrants will never be issued. Due to the inability to sell additional convertible debentures after April 2001, IFT entered into a new Securities Purchase Agreement with IIG on July 10, 2001 that provides for the sale of common stock and has a one-year commitment amount of $3 million, with an option at our control for an additional $3 million in financing after the completion of the one-year commitment. A registration statement for the common

INTERNATIONAL FUEL TECHNOLOGY, INC.

     NOTES TO FINANCIAL STATEMENTS
     (UNAUDITED)

     stock to be issued in connection with this agreement was filed on July 12, 2001 and declared effective by the SEC on July 23, 2001. As of March 31, 2002, IFT has borrowed a total of $1,675,000 under the financing agreement.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

     NOTE 3 - ACQUISITION

     On May 25, 2001 IFT issued 12,500,001 common shares to the shareholders of Interfacial Technology Ltd. ("Interfacial") to acquire all of Interfacial's outstanding common stock. Interfacial is a development stage company formed in May 2000 which has since its inception focused its efforts to develop proprietary fuels and fuel additive formulations that will improve fuel economy, enhance lubricity and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels. IFT acquired Interfacial because it believed their technology could be more expeditiously and cost effectively brought to market than its previously acquired PEERFUEL(TM) technology. The purchase price of approximately $6,750,000 was determined based on the market price of IFT's common stock on the date the acquisition was announced. Stock certificates for an additional 8,500,002 common shares were placed in an escrow account subject to a performance escrow agreement that provides for the release of the stock certificates to the Interfacial shareholders based on the achievement of certain revenue levels by IFT within two years following May 25, 2001. In January 2002, the Company and the former shareholders of Interfacial agreed to reduce the additional shares subject to the performance escrow by 500,000 shares. Revenues equal to, or more than, $3,500,000 for the one year period ending May 24, 2002, or revenues equal to, or more than, $10,000,000 for the two year period ending May 24, 2003 will result in a portion, as determined by a formula in the performance escrow agreement, of the stock certificates for the 8,000,002 common being released to the Interfacial shareholders. The shares placed in the escrow account will not be included in the computation of basic and diluted loss per share until they are released to the former Interfacial shareholders. In connection with the closing of this transaction three of the Interfacial shareholders have been appointed to IFT's board of directors. In addition, IFT entered into consulting agreements with four of the Interfacial shareholders on May 25, 2001.

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

INTERNATIONAL FUEL TECHNOLOGY, INC.

     NOTES TO FINANCIAL STATEMENTS
     (UNAUDITED)

     Goodwill amortization was $238,195 through December 31, 2001, at which time amortization ceased with the implementation of SFAS 142. The remaining book value of $2,211,805 will be periodically tested for impairment. Amortization of purchased technology amounted to $233,333 during the year ended December 31, 2001, and $100,000 during the three months ended March 31, 2002. Amortization of purchased technology is expected to equal $400,000 per annum through May 25, 2007, subject to periodic impairment tests.

     The 8,000,002 common shares placed in the escrow account will be valued as an addition to the purchase price if and when the shares are released to the Interfacial shareholders in accordance with the performance escrow agreement at the appropriate price of IFT's common stock at that date. The 8,000,002 common shares are currently recorded at par value, or $80,000, as common stock and a reduction of additional paid-in capital.

     The summarized unaudited pro forma results of operations set forth below for the three months ended March 31, 2002 and 2001 assume the acquisition occurred as of the beginning of 2001.

     The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisition had been completed at the beginning of 2001, nor are the results of operations necessarily indicative of the results that will be attained in the future.


                                                        Three Months Ended
                                                              March 31,
                                                          2002        2001
                                                      -----------------------

     Revenues                                             $5,323           $0
     Net loss                                         $1,069,689   $3,625,924
     Net loss per common share:
     Basic and diluted                                      $.02         $.10

     NOTE 4 - CONVERTIBLE DEBENTURES

     On March 31, 2002, IFT had outstanding convertible debentures of $175,000 less the related discount for the beneficial conversion feature of the debenture of $60,489. The debentures bear interest at a rate of 6% per annum commencing on the date of issuance, are convertible upon issuance, and will mature on December 31, 2003.

     The convertible debentures are immediately convertible at the option of the holder into the number of shares of our common stock equal to the principal amount of the debentures to be converted, including all accrued interest, divided by the conversion price in effect on the conversion date. The conversion price is calculated at 80% of the average of the two lowest closing bid prices for the ten trading days immediately subsequent to the convertible debenture issuance date.

     During the three months ended March 31, 2002, IFT has issued 736,451 shares of common stock upon the conversion of $225,000 worth of convertible debentures owned by IIG. An additional $87,054 had been recorded as a discount on the convertible debenture and added to additional paid-in-capital, relating to the beneficial conversion feature.

INTERNATIONAL FUEL TECHNOLOGY, INC.

     NOTES TO FINANCIAL STATEMENTS
     (UNAUDITED)

     NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT)

     During January 2002, the Company sold 600,000 restricted shares of common stock at a price of $.25 per share to a Director. The Company recorded payroll expense of $150,000 relating to the excess of the trading price of IFT's stock over the proceeds.

     During January 2002, 500,000 restricted common shares of the Company were removed from the Interfacial Technologies' escrow account. The shares were removed because Interfacial failed to pay liabilities it had incurred prior to being bought by the Company.

     During January 2002, the Company issued 125,000 shares of common stock to a Director. These shares had been accrued as payroll expense and additional paid in capital as of December 31, 2001.

     During February 2002, the Company sold 250,000 restricted shares of common stock at a price of $.20 per share to a consultant. The Company recorded consulting expense of $40,000 relating to the excess of the trading price of IFT's stock over the proceeds.

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

     IFT, through the Interfacial subsidiary, has developed a family of fuel blends that have been created through the use of proprietary fuel additives. IFT is now in the process of patenting the fuel additives and resulting fuel blends as part of its efforts to commercialize these fuel blends. The individual fuel blends incorporating the IFT additive formulations include base fuel with additive only, base fuel with kerosene, base fuel with biodiesel, base fuel with ethanol, and base fuel with an urea/water solution. The Company seeks to commercialize these fuel blends on a global basis through the use of strategic partnerships with a variety of targeted companies including fuel refiners, distributors of fuel additives, OEM's, and other companies. IFT began selling its products during the first quarter of 2002 and is no longer a development stage company and has raised capital for initial development through the issuance of its securities and debt instruments.

     THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

     Total operating expenses were $990,748 for the three months ended March 31, 2002, as compared to the operating expenses of $1,477,247 for the three month period ended March 31, 2001. This represents a $486,499 decrease from the prior period. Decreased operating expenses in the current period compared to the prior period are a result of decreased stock-based compensation to employees and Directors, offset by an increase of stock-based services by consultants.

     Amortization and depreciation expenses for the three months ended March 31, 2002 were $101,716 representing an increase of $101,716 from the corresponding period in 2001. This increase is attributable primarily to the amortization of technology which was acquired in May of 2001.

     Consulting expenses during the three months ended March 31, 2002 were $394,863 representing an increase of $388,883 from the corresponding period for 2001. The increase is attributable to the stock-based compensation agreements of May 2001 with Interfacial employees.

     Insurance expense during the three months ended March 31, 2002 was $2,633 which represents a decrease of $5,867 from the corresponding period for 2001.

     Office and other expenses during the three months ended March 31, 2002 was $60,643 which represents an increase of $31,692 compared to the same quarter in 2001. The increase is primarily attributable to increased travel and rent expenses.

     Payroll expenses during the three months ended March 31, 2002 were $347,799 representing a decrease of $888,304 from the corresponding period of 2001. The decrease was primarily due to the Board of Director's granting a bonus of 1,000,000 shares of IFT's common stock payable to each of IFT's President/COO and to its Chief Executive Officer on February 23, 2001, and these shares have been reflected in the financial statements for the three month period ended March 31, 2001, as payroll expense of $875,000. Also, stock awards totaling 425,000 restricted shares of IFT's common stock were granted to the three non-employee directors of IFT and a stock award totaling 50,000 restricted shares of IFT's common stock was granted to one employee on February 23, 2001. The 475,000 restricted shares have been reflected in the statement of operations as payroll expense of $207,812 for the three months ended March 31, 2001. The February 23, 2001 restricted stock award shares value was calculated based on the closing trading price of IFT's stock on February 23, 2001, which was $.4375 per share. On January 1, 2002 IFT entered into employment agreements with its Chief Executive Officer, Chief Operating Officer, and Chief Technology Officer through December 31, 2003. Under these agreements, the Chief Executive Officer will receive an annual base salary of $250,000, the Chief Operating Officer will receive an annual base salary of $150,000, and the Chief Technology Officer will receive an annual base salary of $150,000, and each will receive a bonus award as deemed appropriate by the Board of Directors of IFT.

     Professional services during the three months ended March 31, 2002 were $69,638 representing a decrease of $76,154 from the corresponding period for 2001. The decrease is primarily due to a reduction in accounting fees in 2002.

     Research and development costs during the three months ended March 31, 2002 were $13,476 representing a decrease of $38,465 from the corresponding period for 2001. The decrease is primarily due to the company reaching the end of its development stage.

     Interest expense for the three months ended March 31, 2002 was $95,091 representing an increase of $70,052 over the corresponding period for 2001. The increase is primarily due to $85,641 in interest expense recognized in connection with the issuance of convertible debentures.

     The net loss for the three months ended March 31, 2002 was $1,069,689 as compared to the net loss of $1,502,286 for the three months ended March 31, 2001. This represents a $432,597 decrease from the prior period, primarily due to a decrease in payroll expenses offset by increased consulting expenses as described above. The basic and dilutive net loss per common share for the three months ended March 31, 2002 was $.02 as compared to the basic and dilutive net loss per common share of $.06 for the three months ended March 31, 2001.

     LIQUIDITY AND CAPITAL RESOURCES

     A critical component of management's operating plan impacting the continued existence of IFT is the ability to obtain additional capital through additional debt and/or equity financing. Management does not anticipate IFT will generate a positive internal cash flow until such time as IFT can generate revenues from license fees from our products, which may take the next few years to realize. If IFT cannot obtain the necessary capital to pursue our business plan, IFT may have to cease or significantly curtail its operations. This would materially impact our ability to continue as a going concern. Additionally, if IFT's stock price falls below its current level, additional shares may need to be issued upon the conversion of IFT's convertible debentures, which will dilute the existing shareholders. The independent auditor's reports included with the December 31, 2001 financial statements in Form 10-K indicate there is a substantial doubt that IFT can continue as a going concern.

     A significant portion of the Company's operating loss relates to charges for non-cash operating expenses such as amortization and depreciation, employee stock-based compensation, consulting services fees paid in the Company's common stock and interest expense related to conversion features of the Company debt. The Company has offset its capital needs since inception primarily through the issuance of common stock to its employees and consultants as compensation for services rendered, which totaled $547,211 for the three month period ended March 31, 2002. For the three months ended March 31, 2002 proceeds from notes payable totaled $245,000 with $0 repaid and $225,000 converted to common stock. During the three months ended March 31, 2002, the Company received $200,000 in proceeds from the sale of common stock to Directors and consultants.

     The Company has not made significant cash investments in property and equipment or in the acquisition of companies or technologies. During the period ended December 31, 2001, the Company acquired Interfacial Technologies, Ltd., a UK company in exchange for 12,500,001 shares of the common stock.

     The cash used in operating activities was $442,207 for the three months ended March 31, 2002 as compared to cash used in operating activities of $311,327 for the three months ended March 31, 2001. Cash used in operations for the three months ended March 31, 2002 increased primarily because the Company paid down over $100,000 of accounts payable for the period ended March 31, 2002. In addition, the Company allowed accounts payable to increase by almost $50,000 for the period ended March 31, 2001. The cash provided by investing activities was $14,441 for the three months ended March 31, 2002 as compared to ($1,642) used in investing activities for the three months ended March 31, 2001. Cash provided by investing activities for the three months ended March 31, 2002 increased primarily due to the proceeds from repayments of Notes Receivable. The cash provided by financing activities was $445,000 for the three months ended March 31, 2002 as compared to $247,500 provided by financing activities for the three months ended March 31, 2001. Cash provided by financing activities for the three months ended March 31, 2002 related to the issuance of convertible debentures and the sale of common stock. Net cash increased by $17,234 for the three months ended March 31, 2002 as compared to net cash decreasing by $65,469 for the three months ended March 31, 2001.

     Working capital at March 31, 2002 was ($374,262) as compared to ($484,141) at December 31, 2001.

     IFT's main source of capital is a Securities Purchase Agreement with IIG dated July 10, 2001 that provides for the sale of convertible debentures and has a one-year commitment amount of $3 million, with an option at our control for an additional $3 million in financing after the completion of the one-year commitment. As of March 31, 2002, IFT has borrowed a total of $1,675,000 under the financing agreement.

     While management can not make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $1.55 million over the remainder of the 2002 fiscal year will be necessary in order to enable us to meet our current capital needs. We expect to obtain this financing through our convertible-debenture agreement with IIG. Management believes the proceeds from its convertible debenture financing will be used as follows: $200,000 for commercial fleet testing programs, $300,000 for professional fees, $550,000 for salary expenses and $500,000 working capital for administrative and other capital needs, including investigation of future acquisitions, if any.


     SUBSEQUENT EVENTS

     None


     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, operations of IFT may be exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing, investing and operating transactions. At March 31,

     2002 IFT has debt totaling 35% of total liabilities at fixed interest rates and fluctuations in the interest rate could have a material impact on the underlying fair value.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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


INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)



By: /s/ William J. Lindenmayer                Date:    May 15, 2002
   ------------------------------------                ------------
     William J. Lindenmayer
     Chief Operating Officer

By: /s/ Michael F. Obertop                    Date     May 15, 2002
   ------------------------------------                ------------
     Michael F. Obertop
     Chief Financial Officer