Form 10-Q
period 2002-06-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2002-08-14
CIK 1078723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

            Yes |X|      No |_|

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on August 1, 2002, as reported on the OTC Bulletin Board, was $10,049,591.

      Number of shares of common stock outstanding as of August 1, 2002:
59,115,243

                                    FORM 10-Q

                  For The Quarterly Period Ended June 30, 2002

                                      INDEX

Part I - FINANCIAL INFORMATION                                              Page

    Item 1- Financial Statements

            Balance Sheets - June 30, 2002 and December 31, 2001               3

            Statements of Operations - Three Month and Six Month
            Periods Ended June 30, 2002 and 2001.                              4

            Statement of Stockholders' Equity - Six Months Ended June
            30, 2002                                                           5

            Statements of Cash Flows - Six Months Ended June 30, 2002
            and 2001                                                           6

            Notes to Financial Statements                                 7 - 11

    Item 2- Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          12 - 15

    Item 3- Quantitative and Qualitative Disclosures About Market
            Risk                                                              15

Part II - OTHER INFORMATION

    Item 6- Exhibits and Reports on Form 8-K                                  15

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

                                                                          June 30,      December 31,
ASSETS (Note 2)                                                             2002            2001
-----------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
Current Assets
  Cash                                                                  $     80,628    $     33,168
  Accounts Receivable                                                          6,442              --
  Inventory                                                                   15,302              --
  Prepaid Expenses                                                            15,250          15,250
  Notes Receivable                                                            43,059          80,000
                                                                        ------------    ------------
                    Total current assets                                     160,681         128,418
                                                                        ------------    ------------

Property and Equipment
  Machinery and equipment                                                     26,881          26,881
  Accumulated depreciation                                                    (9,255)         (5,824)
                                                                        ------------    ------------
                    Total property and equipment                              17,626          21,057
                                                                        ------------    ------------

Purchased Patents & Technology, Net (Note 3)                               1,966,668       2,166,668
Goodwill, Net (Note 3)                                                     2,211,805       2,211,805
                                                                        ------------    ------------

                    Total assets                                        $  4,356,780    $  4,527,948
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                      $    147,895    $    252,779
  Advances from stockholders                                                 250,000              --
  Accrued expenses                                                           378,771         342,030
  Accrued interest                                                            22,625          17,750
                                                                        ------------    ------------
                    Total current liabilities                                799,291         612,559
                                                                        ------------    ------------

Long-Term Liabilities
  Notes payable to stockholder                                               162,500         162,500
  Convertible debentures (net of discount) (Note 4)                           49,295          95,924
                                                                        ------------    ------------
                    Total liabilities                                      1,011,086         870,983
                                                                        ------------    ------------

Commitments and Contingencies

Stockholders' Equity (Notes 4, 5 and 6)
  Common stock, $.01 par value; authorized, 150,000,000,
    57,345,245 and 55,119,612 shares issued and outstanding
    at June 30, 2002 and December 31, 2001, respectively                     573,452         551,196
  Discount on common stock                                                  (819,923)       (819,923)
  Additional paid-in capital                                              33,688,273      32,595,070
  Accumulated deficit                                                    (30,096,108)    (28,669,378)
                                                                        ------------    ------------
                     Total stockholders' equity                            3,345,694       3,656,965
                                                                        ------------    ------------
                                                                        $  4,356,780    $  4,527,948
                                                                        ============    ============

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          Three Months                     Six Months
                                                             Ended                           Ended
                                                            June 30,                        June 30,
                                                      2002            2001            2002            2001
--------------------------------------------------------------------------------------------------------------
Revenues                                          $      2,361    $         --    $      7,684    $         --
Cost of Revenues                                         1,823              --           4,370              --
                                                  ------------------------------------------------------------
Gross Profit                                               538              --           3,314              --
                                                  ------------------------------------------------------------

Operating Expenses:
  Selling, general and administrative expenses         196,054       1,237,833       1,085,086       2,715,080
  Depreciation and Amortization                        101,715          37,500         203,431          37,500
                                                  ------------------------------------------------------------
                Total operating expenses               297,769       1,275,333       1,288,517       2,752,580
                                                  ------------------------------------------------------------
           Net loss from operations                   (297,231)     (1,275,333)     (1,285,203)     (2,752,580)

             Interest income                             3,128              --          16,502              --
             Interest expense (Note 4)                 (62,938)       (294,968)       (158,029)       (320,007)
                                                  ------------------------------------------------------------
             Total other expense, net                  (59,810)       (294,968)       (141,527)       (320,007)
                                                  ------------------------------------------------------------
             Net loss                             $   (357,041)   $ (1,570,301)   $ (1,426,730)   $ (3,072,587)
                                                  ============================================================

                     Basic and diluted net loss
                       per common share           $       (.01)   $       (.05)   $       (.03)   $       (.11)

Weighted average common shares outstanding          48,508,441      32,820,831      47,900,522      28,645,101

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED June 30, 2002
(Unaudited)

                                                   Common      Common                   Discount on
                                                   Stock       Stock                      Common      Accumulated
                                                   Shares      Amount         APIC         Stock        Deficit         Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2002                         55,119,612   $ 551,196   $32,595,070   $  (819,923)  $(28,669,378)  $ 3,656,965
Proceeds from the issuance of common stock          850,000       8,500       191,500            --             --       200,000
Stock-based compensation                                 --          --       150,000            --             --       150,000
Issuances of stock for compensation                 125,000       1,250        (1,250)           --             --            --
Issuances of stock for services                     340,000       3,400       141,500            --             --       144,900
Cancellation of Interfacial escrow shares          (500,000)     (5,000)        5,000            --             --            --
Issuances of stock for convertible debentures     1,410,633      14,106       385,894            --             --       400,000
Discount on issuances of convertible debt                --          --       112,759            --             --       112,759
Accrued stock based compensation                         --          --       102,816            --             --       102,816
Accrued stock based services                             --          --         4,984            --             --         4,984
Net loss                                                 --          --            --            --     (1,426,730)   (1,426,730)
--------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                           57,345,245   $ 573,452   $33,688,273   $  (819,923)  $(30,096,108)  $ 3,345,694
================================================================================================================================

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                          Six Months     Six Months
                                                                            Ended          Ended
                                                                           June 30,       June 30,
                                                                             2002           2001
-----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                                                $ (1,426,730)   $ (3,072,587)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation/Amortization                                                  203,431          38,861
  Stock issued and additional paid in capital
    recognized for services and compensation                                 402,700       1,754,341
  Interest expense recognized - discount and conversion of debt              146,130         285,683
  Loss on disposal of machinery and equipment                                     --           2,887
  Change in assets and liabilities:
    Increase in accounts receivable                                           (6,442)             --
    Increase in inventory                                                    (15,302)             --
    Increase in prepaid expenses                                                  --         (26,523)
    (Decrease)/Increase in accounts payable                                 (104,884)        157,105
    Increase in accrued expenses                                              36,741         182,859
    Increase in accrued interest                                               4,875           9,448
                                                                        ----------------------------
Net cash used in operating activities                                       (759,481)       (667,926)
                                                                        ----------------------------

Cash Flows from Investing Activities:
  Acquisition of machinery and equipment                                          --          (1,642)
  Increase in employee and stockholder receivables                                --         (35,000)
  Proceeds from repayments of notes receivable                                36,941              --
                                                                        ----------------------------
Net cash provided by (used in) investing activities                           36,941         (36,642)
                                                                        ----------------------------

Cash Flows from Financing Activities:
  Increase in amount due to related party                                         --         151,000
  Proceeds from common stock issued                                          200,000              --
  Advances from stockholders                                                 250,000              --
  Proceeds from convertible debentures                                       320,000         475,000
  Payment on notes payable                                                        --         (13,750)
                                                                        ----------------------------
Net cash provided by financing activities                                    770,000         612,250
                                                                        ----------------------------

Net increase (decrease) in cash                                               47,460         (92,318)
  Cash, beginning                                                             33,168         128,204
                                                                        ----------------------------
  Cash, ending                                                          $     80,628    $     35,886
                                                                        ============================

Schedule of non-cash investing and financing activities
  Discount on issuance of convertible debt                              $    112,759    $    324,917
  Conversion of debt to common stock                                    $    400,000    $    338,743
  Acquisition of Interfacial                                                      --    $  6,750,001

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

      Results of operations for the interim periods are not indicative of annual results. Previous to the completion of the development of its main products and inception of revenue generating sales, the Company reported as a development stage Company.

      Note 2 -- Ability to Continue as a Going Concern

      IFT's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. IFT has incurred significant losses since inception and has limited funds with which to operate. Management is in the process of executing a strategy based upon marketing pollution emission control technologies that also offer enhanced engine performance with respect to greater fuel economy. IFT already has several technologies in development, and may seek to add other technologies through acquisitions. Management anticipates receiving necessary regulatory and commercial acceptance for its acquired technologies within the next twelve months. IFT has begun selling products directly to the commercial marketplace and expects to eventually generate a level of revenues sufficient to meet IFT's working capital requirements. While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $1,000,000 over the remainder of the current fiscal year will be necessary in order to enable us to meet our current capital needs. The Company is currently looking for alternative sources of financing. Agora Capital has been hired as consultants to assist the Company with the securing of funding. Management believes the proceeds from financing will be used as follows:
      $100,000 for commercial fleet testing programs, $250,000 for professional fees, $250,000 for salary expenses and $400,000 working capital for administrative and other capital needs, including investigation of future acquisitions, if any.

      On January 3, 2001 IFT entered into a Securities Purchase Agreement with IIG Equity Opportunities Fund Ltd. ("IIG Fund"), which has a one-year commitment amount of $3 million, with an option at our control for an additional $3 million in financing after the completion of the one-year commitment. On March 1, 2001, IFT completed registration of the common shares required by the January 3, 2001 Securities Purchase Agreement (the "Agreement"). The Agreement provides for IFT to sell up to $250,000 in convertible debentures to the IIG Fund every thirty days. On March 2, 2001 IFT initiated the first convertible debenture purchase and on March 7, 2001 received $200,000 and on March 22, 2001 received $50,000. On April 6, 2001, IFT initiated the second convertible debenture purchase and on April 24, 2001 received $225,000. During May 2001 IFT received notification that due to regulatory issues relating to the structure of the transactions contemplated by the Securities Purchase Agreement, 18,163,872 shares issuable upon possible future conversion of debentures not yet issued and 750,000 shares issuable upon possible future exercise of not yet issued warrants will never be issued. Due to the inability to sell additional convertible debentures after April 2001, IFT entered into a new Securities Purchase Agreement with IIG on July 10, 2001 that provides for the sale of common stock and has a

INTERNATIONAL FUEL TECHNOLOGY, INC.

      NOTES TO FINANCIAL STATEMENTS
      (Unaudited)

      one-year commitment amount of $3 million, with an option at our control for an additional $3 million in financing after the completion of the one-year commitment. A registration statement for the common stock to be issued in connection with this agreement was filed on July 12, 2001 and declared effective by the SEC on July 23, 2001. As of June 30, 2002, IFT has borrowed a total of $1,750,000 under the financing agreement. IIG has currently suspended its financing agreement with the Company due to IFT's low stock price. The Company is currently pursuing alternative financing sources.

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

      The acquisition has been accounted for using the purchase method of accounting, and the assets have been recorded at fair value. Results of operations have been included as of the effective date of the transaction. The purchase price of $6,750,001 was initially allocated to intangible assets and goodwill, and was being amortized over a 15-year life. During the fourth quarter of 2001, a valuation of the acquisition was completed. Based on this valuation, the Company re-assessed the allocation of the purchase price and the lives of the respective intangible assets acquired, allocating $2,400,001 to purchased technology, $1,900,000 to in-process research and development, and $2,450,000 to goodwill. After completion of the valuation report, the estimated lives of purchased technology and goodwill were changed to six years. In-process research and development related to ongoing testing and optimization efforts for which the underlying technology has not yet achieved market readiness and had no alternative future use. At the date of acquisition, Interfacial's efforts focused on fine-tuning its additive technology for aqueous blends and tailoring it to existing applications, in order to optimize the emission-reducing characteristics while preserving engine efficiency, and there existed uncertainties regarding the successful development of the technology. The amount allocated to in-process research and development was calculated in the valuation using the discounted cash flow method based on a useful life of six years, and the entire value of $1,900,000 was charged to research and development expense during 2001. As of December 31, 2001, the Company had completed development of this technology and was shifting its focus to commercialization.

INTERNATIONAL FUEL TECHNOLOGY, INC.

      NOTES TO FINANCIAL STATEMENTS
      (Unaudited)

      Effective January 1, 2002 we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). Under the new rules, we are no longer required to amortize goodwill and other intangible assets with indefinite lives. We will be required to subject these assets to periodic testing for impairment. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of FAS 142 are required to be reported as resulting in a change in accounting principle.

      An evaluation of our existing goodwill as of January 1, 2002 was performed, and it was determined that goodwill associated with our sole business unit was not impaired. The business was evaluated using the quoted market price of our common stock as of January 1, 2002, which indicated that the fair value of the business exceeded its carrying value.

      Goodwill amortization was $238,195 through December 31, 2001, at which time amortization ceased with the implementation of FAS 142. The remaining book value of $2,211,805 will be periodically tested for impairment. Amortization of purchased technology amounted to $233,333 during the year ended December 31, 2001, and $200,000 during the six months ended June 30, 2002. Amortization of purchased technology is expected to equal $400,000 per annum through May 25, 2007, subject to periodic impairment tests.

      The following tables summarize the results of continuing operations and earnings per share had FAS 142 been adopted at the beginning of 2001:

                                               Six Months ended
                                                 June 30, 2001
                                             --------------------
        Reported net loss                        $(3,072,587)
        Add back: Goodwill amortization               13,611
                                             --------------------
        Adjusted net loss                        $(3,058,976)
                                             ====================

                                               Basic and Diluted
        Six months ended June 20, 2001          Loss per Share
                                             --------------------
        Reported net loss                              $(0.11)
        Goodwill amortization                            0.00
                                             --------------------
        Adjusted net loss                              $(0.11)
                                             ====================

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

      The summarized unaudited pro forma results of operations set forth below for the six months ended June 30, 2002 and 2001 assume the acquisition occurred as of the beginning of 2001.

      The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisition had been completed at the beginning of 2001, nor are the results of operations necessarily indicative of the results that will be attained in the future.

INTERNATIONAL FUEL TECHNOLOGY, INC.

       NOTES TO FINANCIAL STATEMENTS
       (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                    2002              2001
                                                  --------------------------

      Revenues                                         $7,684            $0
      Net loss                                    $(1,426,730)  $(5,320,544)
      Net loss per common share:
      Basic and diluted                                 $(.03)        $(.14)

      Note 4 - Convertible Debentures

      On June 30, 2002, IFT had outstanding convertible debentures of $75,000, less the related discount on the beneficial conversion feature of the debenture of $25,705. The debentures bear interest at a rate of 6% per annum commencing on the date of issuance, are convertible upon issuance, and will mature on December 31, 2003.

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

      During the six months ended June 30, 2002, IFT issued 1,410,033 shares of common stock upon the conversion of $400,000 worth of convertible debentures owned by IIG. An additional $112,759 had been recorded as a discount on the convertible debenture and added to additional paid-in-capital, relating to the beneficial conversion feature.

      Note 5 - Stockholders' Equity

      During January 2002, the Company sold 600,000 restricted shares of common stock at a price of $.25 per share to a Director. The Company recorded payroll expense of $150,000 relating to the excess of the trading price of IFT's stock over the proceeds.

      During January 2002, 500,000 shares of the Company's common stock were removed from the Interfacial Technologies' escrow account and canceled. The shares were removed because Interfacial failed to pay liabilities it had incurred prior to being bought by the Company.

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

      During April and May 2002, the Company issued a total of 340,000 shares of common stock to consultants for services. The Company recorded consulting expense of $104,900.

      During the six months ended June 30, 2002, the Company recorded compensation expense of $102,816 relating to shares of common stock that were earned under employment agreements for two officers but unissued as of June 30, 2002.

INTERNATIONAL FUEL TECHNOLOGY, INC.

      NOTES TO FINANCIAL STATEMENTS
      (Unaudited)

      During the six months ended June 30, 2002, the Company recorded consulting expense of $4,984 relating to shares of common stock that were earned under consulting agreements for various consultants but unissued as of June 30, 2002.

      Note 6 - Subsequent Events

      In July 2002, the Company entered into a consulting agreement in which the Company issued 1,250,000 shares of common stock upon inception of the agreement, and will issue an additional 1,250,000 shares at a mutually agreed upon time. The consulting agreement, for which the Company will receive strategic planning and general business consulting, is for a one-year term expiring July 31, 2003.

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

      IFT has developed a family of fuel blends that have been created through the use of proprietary fuel additives. IFT is now in the process of patenting the fuel additives and resulting fuel blends as part of its efforts to commercialize these fuel blends. The individual fuel blends incorporating the IFT additive formulations include base fuel with additive only, base fuel with kerosene, base fuel with biodiesel, base fuel with ethanol, and base fuel with an urea/water solution. The Company seeks to commercialize these fuel blends on a global basis through the use of strategic partnerships with a variety of targeted companies including fuel refiners, distributors of fuel additives, OEM's, and other companies. IFT began selling its products during the first quarter of 2002 and is no longer a development stage company and has raised capital for initial development through the issuance of its securities and debt instruments.

      Three and Six Months Ended June 30, 2002 compared to the Three and Six Months Ended June 30, 2001

      Total operating expenses were $297,769 for the three months ended June 30, 2002, as compared to the operating expenses of $1,275,333 for the three month period ended June 30, 2001. This represents a $977,564 decrease from the prior period. Decreased operating expenses in the current period compared to the prior period are a result of a reduction of selling, general and administrative expenses in 2002, as discussed below. Total operating expenses were $1,288,517 for the six months ended June 30, 2002, as compared to the operating expenses of $2,752,580 for the six months ended June 30, 2001. This represents a $1,464,063 decrease from the prior period which is primarily attributable to the significant reductions of selling, general and administrative expenses during the first six months of 2002, as discussed below.

      Selling, general and administrative expenses for the three months ended June 30, 2002 were $196,054, as compared to the selling, general and administrative expenses of $1,237,833 for the three month period ended June 30, 2001. This represents a decrease of $1,041,779 from the prior period. This decrease can be attributed to the issuance of consulting shares in the second quarter of 2001 which resulted in an expense of approximately $580,000. In addition, the remaining consulting shares were expensed over the remaining term of the consulting agreements, and adjusted for stock price fluctuations, resulted in a reversal of approximately $300,000 caused by a declining stock price in 2002. Selling, general and administrative expenses for the six months ended June 30, 2002 were $1,085,086, as compared to the selling, general and administrative expenses of $2,715,080 for the six months period ended June 30, 2001. This represents a decrease of $1,629,994 from the prior period. The decrease is attributable to the following: In February 2001, the Company issued a one-time stock grant of 2,485,000 shares to employees and directors, resulting in compensation expense of over $1 million; The issuance of consulting shares, in the second quarter of 2001 resulted in expenses of approximately $580,000.

      Amortization and depreciation expenses for the three months ended June 30, 2002 were $101,715, as compared to $37,500 for the corresponding period in 2001. This increase of $64,215 is attributable to the amortization of technology which was acquired in May of 2001. Amortization and depreciation expenses for the six months ended June 30, 2002 were $203,431 representing an increase of $165,931 from the corresponding period in 2001. This increase is primarily attributable to the shorter period (1.2 months) of amortization of intangibles in 2001.

      Interest expense was $62,938 for the three months ended June 30, 2002, as compared to the interest expense of $294,968 for the three month period ended June 30, 2001. The decrease is primarily attributable to a larger discount amortization on convertible debt in 2001 due to warrants issued and a one-time $143,200 beneficial conversion feature. Interest expense was $158,029 for the six months ended June 30, 2002, as compared to the interest expense of $320,007 for the six months ended June 30, 2001. This represents a $161,978 decrease from the prior period. The decrease is primarily attributable to a one-time $143,200 beneficial conversion feature in 2001.

      The net loss for the three months ended June 30, 2002 was $357,041 as compared to the net loss of $1,570,301 for the three months ended June 30, 2001. This represents a $1,213,260 decrease from the prior period, primarily due to a greater stock-based compensation and interest in 2001 due to one-time charges. The net loss for the six months ended June 30, 2002, was $1,426,730 as compared to the net loss of $3,072,587 for the six months ended June 30, 2001. This represents a $1,645,857 decrease from the prior period. This decrease is primarily attributable to significant reductions in stock-based compensation and interest in 2002. The basic and dilutive net loss per common share for the three months ended June 30, 2002 was $.01 as compared to the basic and dilutive net loss per common share of $.05 for the three months ended June 30, 2001. The basic and dilutive net loss per common share for the six months ended June 30, 2002 was $.03 as compared to the basic and dilutive net loss per common share of $.11 for the six months ended June 30, 2001. The decrease in loss per share was caused by decreased net losses and greater dilution of common stock.

      Critical Accounting Policies

      Valuation of long-lived and intangible assets and goodwill. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

      o Significant underperformance relative to expected historical or projected future operating results;
      o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
      o     Significant negative industry or economic trends;
      o     Significant decline in our stock price for a sustained period; and
      o     Our market capitalization relative to net book value.

      When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on the quoted market price of our common stock.

      In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize approximately $2.2 million of goodwill. We had recorded approximately $238,000 of amortization on these amounts during 2001 and would have recorded approximately $408,000 of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We completed our initial review during the second quarter of 2002, and did not record an impairment charge.

      Liquidity and Capital Resources

      A critical component of management's operating plan impacting the continued existence of IFT is the ability to obtain additional capital through additional debt and/or equity financing. Management does not anticipate IFT will generate a positive internal cash flow until such time as IFT can generate significant revenues from either sale of our products or license fees for our technologies, which may take the next few years to realize. If IFT cannot obtain the necessary capital to pursue our business plan, IFT may have to cease or significantly curtail its operations. This would materially impact our ability to continue as a going concern. The independent auditor's reports included with the December 31, 2001 financial statements in Form 10-K indicate there is a substantial doubt that IFT can continue as a going concern.

      A significant portion of the Company's operating loss relates to charges for non-cash operating expenses such as amortization and depreciation, employee stock-based compensation, consulting services fees paid in the Company's common stock and interest expense related to conversion features of the Company debt. The Company has offset its capital needs since inception primarily through the issuance of common stock to its employees and consultants as compensation for services rendered, which totaled $402,700 for the six month period ended June 30, 2002. For the six months ended June 30, 2002 proceeds from notes payable and advances from stockholders totaled $570,000 with $0 repaid and $400,000 converted to common stock. During the six months ended June 30, 2002, the Company received $200,000 in proceeds from the sale of common stock to Directors and consultants.

      The Company has not made significant cash investments in property and equipment or in the acquisition of companies or technologies. During the period ended December 31, 2001, the Company acquired Interfacial Technologies, Ltd., a UK company in exchange for 12,500,001 shares of the common stock.

      The cash used in operating activities was $759,841 for the six months ended June 30, 2002 as compared to cash used in operating activities of $667,926 for the six months ended June 30, 2001. Cash used in operations for the six months ended June 30, 2002 increased primarily because the Company paid down over $100,000 of accounts payable for the period ended June 30, 2002. The cash provided by investing activities was $36,941 for the six months ended June 30, 2002 as compared to ($36,642) used in investing activities for the six months ended June 30, 2001. Cash provided by investing activities for the six months ended June 30, 2002 increased primarily due to the proceeds from repayments of notes receivable. The cash provided by financing activities was $770,000 for the six months ended June 30, 2002 as compared to $612,250 provided by financing activities for the six months ended June 30, 2001. Cash provided by financing activities for the six months ended June 30, 2002 related to the issuance of convertible debentures, advances from stockholders, and the sale of common stock. Net cash increased by $47,460 for the six months ended June 30, 2002 as compared to net cash decreasing by $92,318 for the six months ended June 30, 2001.

      Working capital at June 30, 2002 was ($638,610) as compared to ($484,141) at December 31, 2001.

      IFT's main source of capital has been a Securities Purchase Agreement with IIG dated July 10, 2001 that provides for the sale of convertible debentures and has a one-year commitment amount of $3 million, with an option at our control for an additional $3 million in financing after the completion of the one-year commitment. As of June 30, 2002, IFT has borrowed a total of $1,750,000 under the financing agreement. IIG has currently suspended its financing agreement with the Company due to IFT's low stock price. The Company is currently pursuing alternative financing sources.

      While management can not make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $1 million over the remainder of the 2002 fiscal year will be necessary in order to enable us to meet our current capital needs. We expect to obtain this financing through alternative financing sources. The Company is currently looking for alternative sources of financing. Agora Capital has been hired as consultants to assist the Company with the securing of funding. Management believes the proceeds from its financing will be used as follows: $100,000 for commercial fleet testing programs, $250,000 for professional fees, $250,000 for salary expenses and $400,000 working capital for administrative and other capital needs, including investigation of future acquisitions, if any.

      Subsequent Events

      In July 2002, the Company entered into a consulting agreement in which the Company issued 1,250,000 shares of common stock upon inception of the agreement, and will issue an additional 1,250,000 shares at a mutually agreed upon time. The consulting agreement, for which the Company will receive strategic planning and general business consulting, is for a one-year term expiring July 31, 2003.

      Item 3. Quantitative and Qualitative Disclosures About Market Risk

      In the normal course of business, operations of IFT may be exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing, investing and operating transactions. At June 30, 2002 IFT has debt totaling 21% of total liabilities at fixed interest rates and fluctuations in the interest rate could have a material impact on the underlying fair value.

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

         INTERNATIONAL FUEL TECHNOLOGY, INC.
         (Registrant)

         By:  /s/ Jonathan R. Burst            Date: August 14, 2002
              ---------------------------            ---------------
              Jonathan R. Burst
              Chief Executive Officer

         By:  /s/ Michael F. Obertop           Date  August 14, 2002
              ---------------------------            ---------------
              Michael F. Obertop
              Chief Financial Officer


                                 CERTIFICATION

         Each of the undersigned hereby certifies, in accordance with 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of International Fuel Technology Inc. ("IFT"), that the Quarterly Report of IFT on Form 10-Q for the period ended June 30, 2002, fully complies with the requirements of
         Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly represents, in all material respects, the financial condition and results of operation of IFT.

         By:  /s/ Jonathan R. Burst            Date: August 14, 2002
              ---------------------------            ---------------
              Jonathan R. Burst
              Chief Executive Officer

         By:  /s/ Michael F. Obertop           Date  August 14, 2002
              ---------------------------            ---------------
              Michael F. Obertop
              Chief Financial Officer