Form 10-Q
period 2002-09-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2002-11-14
CIK 1078723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended September 30, 2002
                                              ------------------

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

          Yes |X|  No |_|

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on November 8, 2002, as reported on the OTC Bulletin Board, was $9,302,962.

     Number of shares of common stock outstanding as of November 8, 2002:
77,524,687

                                    FORM 10-Q

                For The Quarterly Period Ended September 30, 2002

                                      INDEX

Part I - FINANCIAL INFORMATION                                              Page

    Item 1-  Financial Statements

             Balance Sheets - September 30, 2002 and December 31, 2001        3

             Statements of Operations - Three Month and Nine Month Periods
               Ended September 30, 2002 and 2001                              4

             Statement of Stockholders' Equity - Nine Months
               Ended September 30, 2002                                       5

             Statements of Cash Flows - Nine Months Ended September 30,
               2002 and 2001                                                  6

             Notes to Financial Statements                               7 - 11

    Item 2-  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                12 - 15

Part II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                               15

    Item 2 - Changes in Securities and Use of Proceeds                       15

    Item 4 - Controls and Procedures                                    15 - 16

    Item 6 - Exhibits and Reports on Form 8-K                                16

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS
                                                                        September 30,   December 31,
ASSETS (Note 2)                                                             2002            2001
----------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
Current Assets
  Cash                                                                  $    275,510    $     33,168
  Accounts Receivable                                                          3,645              --
  Inventory                                                                   17,742              --
  Prepaid Expenses                                                            15,250          15,250
  Notes Receivable                                                            35,000          80,000
                                                                        ------------    ------------
                        Total current assets                                 347,147         128,418
                                                                        ------------    ------------

Property and Equipment
  Machinery and equipment                                                     26,881          26,881
  Accumulated depreciation                                                   (10,971)         (5,824)
                                                                        ------------    ------------
                    Total property and equipment                              15,910          21,057
                                                                        ------------    ------------

Purchased Patents & Technology, Net (Note 3)                               1,866,668       2,166,668
Goodwill, Net (Note 3)                                                     2,211,805       2,211,805
                                                                        ------------    ------------

                         Total assets                                   $  4,441,530    $  4,527,948
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                      $    127,338    $    252,779
  Accrued expenses                                                           411,128         342,030
  Accrued interest                                                            25,063          17,750
                                                                        ------------    ------------
                         Total current liabilities                           563,529         612,559
                                                                        ------------    ------------

Long-Term Liabilities
  Notes payable to stockholder                                               162,500         162,500
  Convertible debentures (net of discount) (Note 4)                           56,277          95,924
                                                                        ------------    ------------
                         Total liabilities                                   782,306         870,983
                                                                        ------------    ------------

Commitments and Contingencies

Stockholders' Equity (Notes 4, 5 and 6) Common stock, $.01 par value;
  authorized, 150,000,000, 77,524,689 and 55,119,612 shares issued and outstanding at September 30, 2002 and December 31, 2001,
  respectively                                                               775,247         551,196
  Discount on common stock                                                  (819,923)       (819,923)
  Additional paid-in capital                                              37,173,206      32,595,070
  Accumulated deficit                                                    (31,469,306)    (28,669,378)
                                                                        ------------    ------------
                                                                           5,659,224       3,656,965
  N/R - Stockholder                                                       (2,000,000)             --
                                                                        ------------    ------------
                          Total stockholders' equity                       3,659,224       3,656,965
                                                                        ------------    ------------
                                                                        $  4,441,530    $  4,527,948
                                                                        ============    ============

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS (Unaudited)

                                                         Three Months                        Nine Months
                                                             Ended                              Ended
                                                          September 30,                      September 30,
                                                        2002            2001            2002             2001
-----------------------------------------------------------------------------------------------------------------
Revenues                                            $      9,855    $         --    $     17,539    $         --
Cost of Revenues                                           6,090              --          10,460              --
                                                    -------------------------------------------------------------
Gross Profit                                               3,765              --           7,079              --
                                                    -------------------------------------------------------------

Operating Expenses:
  Selling, general and administrative expenses         1,192,804         675,015       2,277,890       3,388,735
  Depreciation and Amortization                          101,716         113,194         305,147         152,054
                                                    -------------------------------------------------------------
              Total operating expenses                 1,294,520         788,209       2,583,037       3,540,789
                                                    -------------------------------------------------------------
           Net loss from operations                   (1,290,755)       (788,209)     (2,575,958)     (3,540,789)

             Interest income                               4,755              --          21,257              --
             Interest expense (Note 4)                   (87,198)       (308,758)       (245,227)       (628,765)
                                                    -------------------------------------------------------------
             Total other expense, net                    (82,443)       (308,758)       (223,970)       (628,765)
                                                    -------------------------------------------------------------
             Net loss                                 (1,373,198)     (1,096,967)     (2,799,928)     (4,169,554)
                                                    =============================================================
                       Basic and diluted net loss
                          per common  share         $       (.02)   $       (.03)   $       (.05)       $   (.14)

Weighted average common shares outstanding            56,049,132      41,984,052      55,187,481      28,853,413

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED
September 30, 2002
(Unaudited)

                                                 Common       Common    Discount on
                                                 Stock        Stock       Common                       Accumulated       Notes
                                                 Shares       Amount       Stock          APIC           Deficit       Receivable
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2002                       55,119,612    $551,196    $(819,923)   $ 32,595,070    $(28,669,378)             --
Shares issued for cash and notes receivable    13,888,889     138,889           --       2,361,111              --    $ (2,000,000)
Shares issued in repayment of shareholder
  advances                                      1,555,555      15,556           --         264,444              --              --
Proceeds from the issuance of common stock        850,000       8,500           --         191,500              --              --
Issuances of stock for compensation             2,125,000      21,250           --         588,750              --              --
Issuances of stock for services                 3,075,000      30,750           --         423,000              --              --
Cancellation of Interfacial escrow shares        (500,000)     (5,000)          --           5,000              --              --
Issuances of stock for convertible debentures   1,410,633      14,106           --         385,894              --              --
Discount on issuances of convertible debt              --          --           --         190,537              --              --
Accrued stock based compensation                       --          --           --         269,591              --              --
Accrued stock based services                           --          --           --        (247,108)             --              --
Compensation relating to stock options                 --          --           --         145,417              --              --
Net loss                                               --          --           --              --      (2,799,928)             --
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002                    77,524,689    $775,247    $(819,923)   $ 37,173,206    $(31,469,306)   $ (2,000,000)
====================================================================================================================================



                                                     Total
------------------------------------------------------------
Balance, January 1, 2002                        $  3,656,965
Shares issued for cash and notes receivable          500,000
Shares issued in repayment of shareholder
  advances                                           280,000
Proceeds from the issuance of common stock           200,000
Issuances of stock for compensation                  610,000
Issuances of stock for services                      453,750
Cancellation of Interfacial escrow shares                 --
Issuances of stock for convertible debentures        400,000
Discount on issuances of convertible debt            190,537
Accrued stock based compensation                     269,591
Accrued stock based services                        (247,108)
Compensation relating to stock options               145,417
Net loss                                          (2,799,928)
------------------------------------------------------------
Balance, September 30, 2002                     $  3,659,224
============================================================

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                  Nine Months    Nine Months
                                                                    Ended           Ended
                                                                  September 30,  September 30,
                                                                     2002            2001
----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                                          $(2,799,928)   $(4,169,554)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation/Amortization                                           305,147        152,055
  Stock issued and additional paid in capital
    recognized for services and compensation                        1,231,650      2,099,623
  Interest expense recognized - discount and conversion of debt       230,890        589,650
  Loss on disposal of machinery and equipment                              --          5,527
  Change in assets and liabilities:
    Increase in accounts receivable                                    (3,645)            --
    Increase in inventory                                             (17,742)            --
    Decrease in prepaid expenses                                           --          4,707
    (Decrease)/Increase in accounts payable                          (125,441)       227,637
    Increase in accrued expenses                                       69,098         36,502
    Increase in accrued interest                                        7,313          6,739
                                                                  --------------------------
Net cash used in operating activities                              (1,102,658)    (1,047,114)
                                                                  --------------------------

Cash Flows from Investing Activities:
  Acquisition of machinery and equipment                                   --         (1,642)
  Increase in employee and stockholder receivables                         --        (35,000)
  Proceeds from repayments of notes receivable                         45,000          2,400
                                                                  --------------------------
Net cash provided by (used in) investing activities                    45,000        (34,242)
                                                                  --------------------------

Cash Flows from Financing Activities:
  Increase in amount due to related party                                  --        151,000
  Proceeds from common stock issued                                   700,000             --
  Advances from stockholders                                          280,000             --
  Proceeds from convertible debentures                                320,000        874,000
  Payment on notes payable                                                 --        (22,500)
                                                                  --------------------------
Net cash provided by financing activities                           1,300,000      1,002,500
                                                                  --------------------------

Net increase (decrease) in cash                                       242,342        (78,856)
  Cash, beginning                                                      33,168        128,204
                                                                  --------------------------
  Cash, ending                                                    $   275,510    $    49,348
                                                                  ==========================

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

Results of operations for the interim periods are not indicative of annual results. Prior to the completion of the development of its main products and inception of revenue generating sales, the Company reported as a development stage Company.

Note 2 -- Ability to Continue as a Going Concern

IFT's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. IFT has incurred significant losses since inception and has limited funds with which to operate. Management is in the process of executing a strategy based upon marketing pollution emission control technologies that also offer enhanced engine performance with respect to greater fuel economy. IFT already has several technologies in development, and may seek to add other technologies through acquisitions. Management anticipates receiving necessary regulatory and commercial acceptance for its acquired technologies within the next twelve months. IFT has begun selling products directly to the commercial marketplace and expects to eventually generate a level of revenue sufficient to meet IFT's working capital requirements. While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $500,000 over the remainder of the current fiscal year will be necessary to meet our current capital needs. Management believes that the proceeds from financing will be used as follows: $150,000 for professional fees, $150,000 for salary expenses and $200,000 working capital for administrative and other capital needs, including investigation of future acquisitions, if any.

On August 15, 2002 the Company secured $2.5 million in new capital from the sale of restricted common stock to R.C. Holding Company. The new capital consisted of a cash payment of $500,000 guaranteed notes to be paid in equal installments over the next 21 months.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

Note 3 - Acquisition

On May 25, 2001 IFT issued 12,500,001 common shares to the shareholders of Interfacial Technology Ltd. ("Interfacial") to acquire all of Interfacial's outstanding common stock. Interfacial is a development stage company formed in May 2000 which has since its inception focused its efforts to develop proprietary fuels and fuel additive formulations that will improve fuel economy, enhance lubricity and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels. IFT acquired Interfacial because it believed their technology could be more expeditiously and cost effectively brought

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

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

Goodwill amortization was $238,195 through December 31, 2001, at which time amortization ceased with the implementation of FAS 142. The remaining book value of $2,211,805 will be periodically tested for impairment. Amortization of purchased technology amounted to $233,333 during the year ended December 31, 2001, and $300,000 during the nine months ended September 30, 2002. Amortization of purchased technology is expected to equal $400,000 per annum through May 25, 2007, subject to periodic impairment tests.

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the results of continuing operations and earnings per share had FAS 142 been adopted at the beginning of 2001:

                                   For the Nine Months Ended            For the Three Months Ended
                                 Sept. 30, 2002  Sept. 30, 2001       Sept. 30, 2002   Sept. 30, 2001
                                 ------------------------------       -------------------------------
Reported net loss                 ($4,169,554)    (2,799,928)           ($1,373,198)    (1,096,967)
Add back: Goodwill amortization            --         54,444                     --         40,833
                                 ------------------------------       -------------------------------
Adjusted net loss                 ($4,115,110)    (2,745,484)           ($1,373,198)   ($1,056,134)

The retroactive application of the Statement had no impact on earnings per share as previously reported.

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

The summarized unaudited pro forma results of operations set forth below for the nine months ended September 30, 2002 and 2001 assume the acquisition occurred as of the beginning of 2001. The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisition had been completed at the beginning of 2001, nor are the results of operations necessarily indicative of the results that will be attained in the future.

                                                       Nine Months Ended
                                                         September 30,
                                                   2002                2001
                                                -------------------------------

Revenues                                        $    17,539         $         0
Net loss                                        $(2,799,928)        $(6,405,011)
Net loss per common share:
Basic and diluted                               $      (.05)        $      (.18)

Note 4 - Convertible Debentures

On September 30, 2002, IFT had outstanding convertible debentures of $75,000, less the related discount on the beneficial conversion feature of the debenture of $18,723. The debentures bear interest at a rate of 6% per annum commencing on the date of issuance, are convertible upon issuance, and will mature on December 31, 2003.

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

During the nine months ended September 30, 2002, IFT issued 1,410,633 shares of common stock upon the conversion of $400,000 worth of convertible debentures owned by IIG. An additional $112,759 had

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

been recorded as a discount on the convertible debenture and added to additional paid-in-capital, relating to the beneficial conversion feature.

Note 5 - Stockholders' Equity

During January 2002, the Company sold 600,000 restricted shares of common stock at a price of $.25 per share to a Director. The Company recorded payroll expense of $150,000 relating to the excess of the trading price of IFT's stock over the proceeds. In August 2002, the Company issued an additional 2,000,000 shares to this Director and recorded payroll expense of $460,000.

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

During the nine months ended September 30, 2002, the Company recorded compensation expense of $132,191 relating to shares of common stock that were earned under employment agreements for two officers but unissued as of September 30, 2002.

In July 2002, the Company entered into a consulting agreement in which the Company issued 1,250,000 shares of common stock upon inception of the agreement, and will issue an additional 1,250,000 shares at a mutually agreed upon time. The consulting agreement, for which the Company will receive strategic planning and general business consulting, is for a one-year term expiring July 31, 2003. The Company has recorded consulting expense of $62,500 through September 30, 2002 in connection with this agreement.

In July 2002, the Company issued 500,000 shares of common stock to a consultant for services. The consulting agreement is for a one-year term expiring June 30, 2003. The Company has recorded consulting expense of $26,250 through September 30, 2002 in connection with this agreement.

In July 2002, the Company issued 20,000 shares of common stock to a consultant for services. The Company recorded a consulting expense of $2,800.

In August 2002, the Company issued 5,000 shares of common stock to a consultant for services. The Company recorded a consulting expense of $1,300.

In August 2002, the Company secured $2.5 million in new capital from the sale of 13,888,889 shares of restricted common stock to R.C. Holding Company. The new capital consisted of a cash payment of $500,000 and $2,000,000 guaranteed notes to be paid in equal installments over the next 21 months. The notes have been classified as a reduction of stockholders' equity on the accompanying balance sheet.

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In September 2002, the Company issued 1,555,555 shares of common stock to convert advances of $280,000 from stockholders and recorded deemed interest of $77,778 due to a beneficial conversion.

In September 2002, the Company issued 960,000 shares of common stock to four consultants pursuant to two-year consulting agreements with these individuals, and recorded consulting expense of $216,000. The Company has recorded a reduction in consulting expense of ($271,484) due to a reduction in value of 980,000 shares to be issued in May 2003 under these agreements.

During the nine months ended September 30, 2002, the Company recorded consulting expense of $24,376 under an agreement in which the Company will issue 20,833 shares per month for services to consultant.

During the nine months ended September 30, 2002, the Company recorded $137,400 in compensation expense relating to shares that were to be issued to employees on various anniversary dates of their employment. These shares were never issued, and were replaced with grants of options to purchase an aggregate of 260,000 shares of common stock at $0.25 per share, vesting immediately, and expiring in August 2007.

During the nine months ended 2002, the Company recorded consulting expense of $145,417 in connection with the granting of 3,000,000 stock options to nonemployees. 1,000,000 of these options vested immediately and were recorded as consulting expense at that time. The remaining 2,000,000 options will vest after 12 and 24 months, and the fair value of these options are being recorded as consulting expense ratably over the vesting period. The options have exercise prices ranging from $0.25 to $0.75, and expire in August 2007.

In August 2002, the Company granted an additional 4,850,000 stock options to employees. 1,000,000 of these options vested immediately, and the remaining options will vest after 12 or 24 months. The options have exercise prices ranging from $0.25 to $0.75, and expire in August 2007.

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

Three and Nine Months Ended September 30, 2002 compared to the Three and Nine Months Ended September 30, 2001

Total operating expenses were $1,294,520 for the three months ended September 30, 2002, as compared to the operating expenses of $788,209 for the three month period ended September 30, 2001. This represents a $506,311 increase from the prior period. Increased operating expenses in the current period compared to the prior period are a result of an increase of selling, general and administrative expenses in 2002, as discussed below. Total operating expenses were $2,583,037 for the nine months ended September 30, 2002, as compared to the operating expenses of $3,540,789 for the nine months ended September 30, 2001. This represents a $957,752 decrease from the prior period which is primarily attributable to the significant reductions of selling, general and administrative expenses during the first nine months of 2002, as discussed below.

Selling, general and administrative expenses for the three months ended September 30, 2002 were $1,192,804, as compared to the selling, general and administrative expenses of $675,015 for the three month period ended September 30, 2001. This represents an increase of $517,789 from the prior period. This increase can be attributed to the issuance of a large number of shares and stock options to employees and consultants in order to maintain its cash balance, as well as to avoid potential tax liabilities for recipients by replacing contingent stock grants with options. Selling, general and administrative expenses for the nine months ended September 30, 2002 were $2,277,890, as compared to the selling, general and administrative expenses of $3,388,735 for the nine months period ended September 30, 2001. This represents a decrease of $1,110,845 from the prior period.

The decrease is primarily attributable a one-time stock grant of 2,485,000 shares to employees and directors in February 2001, resulting in compensation expense of over $1 million.

Amortization and depreciation expenses for the three months ended September 30, 2002 were $101,716, as compared to $113,194 for the corresponding period in 2001. This decrease of $11,478 is attributable to the amortization of goodwill during 2001. Amortization and depreciation expenses for the nine months ended September 30, 2002 were $305,147, as compared to $152,054 for the corresponding period in 2001, representing an increase of $153,093 from the corresponding period in 2001. This increase is primarily attributable to the shorter period (4.5 months) of amortization of intangibles in 2001.

Interest expense was $87,198 for the three months ended September 30, 2002, as compared to the interest expense of $308,758 for the three month period ended September 30, 2001. The decrease is primarily attributable to a larger amount of debt conversions in 2001. Interest expense was $245,227 for the nine months ended September 30, 2002, as compared to the interest expense of $628,765 for the nine months ended September 30, 2001. This represents a $383,538 decrease from the prior period. The decrease is primarily attributable to greater amount of debt conversions in 2001.

The net loss for the three months ended September 30, 2002 was $1,373,198 as compared to the net loss of $1,096,967 for the three months ended September 30, 2001. This represents a $276,231 increase from the prior period, primarily due to a greater amount of shares and options being issued in 2002 to employees and consultants. The net loss for the nine months ended September 30, 2002, was $2,799,928 as compared to the net loss of $4,169,554 for the nine months ended September 30, 2001. This represents a $1,369,626 decrease from the prior period. This decrease is primarily attributable to significant reductions in stock-based compensation and interest in 2002. The basic and dilutive net loss per common share for the three months ended September 30, 2002 was $.02 as compared to the basic and dilutive net loss per common share of $.03 for the three months ended September 30, 2001. The basic and dilutive net loss per common share for the nine months ended September 30, 2002 was $.05 as compared to the basic and dilutive net loss per common share of $.14 for the nine months ended September 30, 2001. The decrease in loss per share was caused by decreased net losses for the nine months ended September 30, 2002 and greater dilution of common stock for the three and nine months ended September 30, 2002.

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

A significant portion of the Company's operating loss relates to charges for non-cash operating expenses such as amortization and depreciation, employee stock-based compensation, consulting services fees paid in the Company's common stock and interest expense related to conversion features of the Company debt. The Company has offset its capital needs since inception primarily through the issuance of common stock to its employees and consultants as compensation for services rendered, which totaled $1,231,650 for the nine month period ended September 30, 2002. For the nine months ended September 30, 2002 proceeds from notes payable and advances from stockholders totaled $600,000 with $0 repaid and $680,000 converted to common stock. Proceeds from the issuance of common stock was $700,000 during the nine months ended September 30, 2002.

The Company has not made significant cash investments in property and equipment or in the acquisition of companies or technologies. During the period ended December 31, 2001, the Company acquired Interfacial Technologies, Ltd., a UK company in exchange for 12,500,001 shares of the common stock.

The cash used in operating activities was $1,102,658 for the nine months ended September 30, 2002 as compared to cash used in operating activities of $1,047,114 for the nine months ended September 30, 2001. Cash used in operations for the nine months ended September 30, 2002 increased primarily because the Company paid down over $125,000 of accounts payable for the period ended September 30, 2002. The cash provided by investing activities was $45,000 for the nine months ended September 30, 2002 as compared to ($34,242) used in investing activities for the nine months ended September 30, 2001. Cash provided by investing activities for the nine months ended September 30, 2002 increased primarily due to the proceeds from repayments of notes receivable. The cash provided by financing activities was $1,300,000 for the nine months ended September 30, 2002 as compared to $1,002,500 provided by financing activities for the nine months ended September 30, 2001. Cash provided by financing activities for the nine months ended September 30, 2002 related to the issuance of convertible debentures, advances from stockholders, and the sale of common stock. Net cash increased by $242,342 for the nine months ended September 30, 2002 as compared to net cash decreasing by $78,856 for the nine months ended September 30, 2001.

Working capital at September 30, 2002 was ($216,382) as compared to ($484,141) at December 31, 2001.

IFT's main source of capital has been a Securities Purchase Agreement with IIG dated July 10, 2001 that provides for the sale of convertible debentures and has a one-year commitment amount of $3 million, with an option at our control for an additional $3 million in financing after the completion of the one-year commitment. As of September 30, 2002, IFT has borrowed a total of $1,750,000 under the financing agreement. IIG has currently suspended its financing agreement with the Company due to IFT's low stock price. On August 15, 2002 the Company secured $2.5 million in new capital from the sale of restricted common stock to R.C. Holding

Company. The new capital consisted of a cash payment of $500,000 and guaranteed notes to be paid in equal installments over the next 21 months.

While management can not make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $500,000 over the remainder of the 2002 fiscal year will be necessary in order to enable us to meet our current capital needs. Management believes the proceeds from its financing will be used as follows: $150,000 for professional fees, $150,000 for salary expenses and $200,000 working capital for administrative and other capital needs, including investigation of future acquisitions, if any.

Subsequent Events

None

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, operations of IFT may be exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing, investing and operating transactions. At September 30, 2002 IFT has debt totaling 28% of total liabilities at fixed interest rates and fluctuations in the interest rate could have a material impact on the underlying fair value.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the results of operations or financial position of the Company.

Item 2. Changes in Securities and Use Of Proceeds

The Company issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the Quarter ended September 30, 2002, the Company issued a total of 13,888,889 shares of its common stock to R.C. Holding Company pursuant to a financing agreement. Additionally, the Company issued 1,555,555 shares of common stock to shareholders in exchange for cash previously advanced to the Company and 660,000 shares of common stock pursuant to consulting agreements. The Company also issued 2,000,000 shares of common stock to a director for consulting services.

With respect to these transactions, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. The investors were given complete information concerning the Company. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to the transfer agent.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluations as of a date within 90 days of the filing of this report, our principal executive officer and principal financial officer, with the participation of our full management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) Changes in controls. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report:

     Exhibit 99 - IFT secures $2.5 million in equity capital

(b)  Reports on Form 8-K

     Current Report on Form 8-K dated August 20, 2002 was filed on August 26, 2002 pursuant to Item 5 (Other Events)

     All other items of this report are inapplicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)


By: /s/ Jonathan R. Burst                     Date: November 14, 2002
   --------------------------------                -----------------
   Jonathan R. Burst
   Chief Executive Officer


By: /s/ Michael F. Obertop                    Date  November 14, 2002
   --------------------------------                -----------------
   Michael F. Obertop
   Chief Financial Officer

                                  CERTIFICATION

Each of the undersigned hereby certifies, in accordance with 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of International Fuel Technology Inc. ("IFT"), that, to his knowledge, the Quarterly Report of IFT on Form 10-Q for the period ended September 30, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly represents, in all material respects, the financial condition and results of operation of IFT.


By: /s/ Jonathan R. Burst                     Date:    November 14, 2002
   ------------------------------------                -----------------
   Jonathan R. Burst
   Chief Executive Officer


By: /s/ Michael F. Obertop                    Date     November 14, 2002
   ------------------------------------                -----------------
   Michael F. Obertop
   Chief Financial Officer

                                  CERTIFICATION

I, Jonathan R. Burst, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Fuel Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

     By: /s/ Jonathan R. Burst
        ------------------------------------
        Jonathan R. Burst
        Chief Executive Officer

                                  CERTIFICATION

I, Michael F. Obertop, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Fuel Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


By: /s/ Michael F. Obertop
   ------------------------------------
   Michael F. Obertop
   Chief Financial Officer