Form 10-K
period 2002-12-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2003-03-31
CIK 1078723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number: 000-25367

                       International Fuel Technology, Inc.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                       88-0357508
             ------                                       ----------
(State or other jurisdiction of
 incorporation or organization)                (IRS Employer Identification No.)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) |_| No |X|

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on June 30, 2002 as reported on the OTC Bulletin Board, was $18,605,925.

      Number of shares of common stock outstanding as of March 26, 2003:
77,524,689

                       INTERNATIONAL FUEL TECHNOLOGY, INC.

                                    FORM 10-K

                   For The Fiscal Year Ended December 31, 2002

                                      INDEX

Part I

    Item 1. Business                                                        3-11
    Item 2. Properties                                                        11
    Item 3. Legal Proceedings                                                 11
    Item 4. Submission of Matters to a Vote of Security Holders               12

Part II

    Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters                                           12-13
    Item 6.  Selected Financial Data                                       13-14
    Item 7.  Management's Discussion and Analysis of Results of
             Operations and Financial Condition                            14-21
    Item 7a. Quantitative and Qualitative Disclosures About Market
             Risk                                                             21
    Item 8.  Financial Statements and Supplementary Data                      21
    Item 9.  Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure                              21

Part III

    Item 10. Directors and Executive Officers of the Registrant            22-23
    Item 11. Executive Compensation                                        23-25
    Item 12. Security Ownership of Certain Beneficial Owners
             and Management                                                25-26
    Item 13. Certain Relationships and Related Transactions                26-28

Part IV

    Item 14. Control and Procedures                                           28
    Item 15. Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                   28-29

                                     PART I

Item 1. Business

            Forward Looking Statements and Associated Risks

            This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are based largely on the expectations of International Fuel Technology Inc. ("IFT") and are subject to a number of risks and uncertainties, many of which are beyond IFT's control, including, but not limited to, economic, competitive and other factors affecting IFT's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by IFT with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. IFT does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

            (a) History

            IFT was incorporated under the laws of the State of Nevada on April 9, 1996, as MagnoDynamic Corporation. The name of the corporation was changed to International Fuel Technology, Inc. on November 13, 1996.

            IFT has an authorized capitalization of 150,000,000 shares of common stock, $.01 par value per share and no authorized preferred stock. IFT's common stock is traded on the NASD OTC Bulletin Board under the symbol "IFUE."

            Effective March 31, 1998, IFT merged with United States Fuel Technology, Inc. United States Fuel Technology, Inc. was formed primarily to market PEERFUEL(TM) in North America. On May 29, 1998, IFT merged with Scientific Fuel Technology, LLC, a company affiliated with IFT through common ownership. Scientific Fuel Technology was in the reprocessed fuels business with technology designed to improve fuel efficiency and reduce harmful emissions.

            Pursuant to an Agreement and Plan of Merger effective as of October 27, 1999, IFT merged with Blencathia Acquisition Corporation ("Blencathia") in which IFT was the surviving company. Blencathia (a development stage company) was incorporated in Delaware on December 3, 1998 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. On May 8, 2000, IFT contingently issued 300,000 shares of it common stock pursuant to the Blencathia merger agreement.

            The officers, directors, and by-laws of IFT continued without change as the officers, directors, and by-laws of the successor issuer following the merger with Blencathia. All financial statement information presented for IFT reflects the operations of IFT and does not include any operations of Blencathia.

            On May 25, 2001, IFT issued 12,500,001 shares of its common stock to the shareholders of Interfacial Technologies (UK) Ltd. ("Interfacial"), to acquire all of Interfacial's issued and outstanding capital stock. The purchase price of approximately $6,750,000 was determined based on the market price of IFT's common stock on the date the acquisition was announced. Stock certificates for an additional 8,500,002 shares of its common stock were placed in an escrow account subject to a performance escrow agreement that provided for the release of the stock certificates to the Interfacial shareholders based on the achievement of certain revenue levels by IFT. In January 2002, IFT and the former shareholders of Interfacial agreed to reduce the shares subject to the performance escrow by 500,000 shares. Revenues equal to, or greater than, $10,000,000 for the two year period ending May 24, 2003 will result in all of the stock certificates for the 8,000,002 shares of its common stock being released to the Interfacial shareholders. Revenues greater than $5,000,000 but less than $10,000,000 for the two year period ending May 24, 2003 will result in a portion, as determined by a formula in the performance escrow agreement, of the stock certificates for the 8,000,002 shares of its common stock being released to the Interfacial shareholders.

            In connection with the closing of this transaction three of the Interfacial shareholders were appointed to IFT's board of directors. In addition, IFT entered into an employment agreement with one of the Interfacial shareholders and into a consulting agreement with three of the Interfacial shareholders on May 25, 2001.

            IFT is engaged in one reportable industry segment. Financial information regarding this segment is contained in IFT's financial statements included in this report.

            (b) Description of Business

            IFT was founded in 1996 by a team of individuals who sought to address the issue of reducing harmful engine emissions while at the same time improving the operating performance of engines, especially with respect to engine power and fuel economy. Since its incorporation, IFT's initial focus was on the research and development of a fuel processing system aimed at reducing harmful engine emissions called the PEERFUEL(TM) system for Performance Enhanced Emission Reduced fuels. The Board of Directors determined that IFT should broaden its technology base while still maintaining efforts to complete its original fuel processing system.

            As part of IFT's efforts to expand into promising new engine emission-reduction technologies, IFT completed the acquisition of Interfacial in May 2001. Interfacial is a developer of a family of proprietary fuels and fuel additive formulas based in Manchester, England.

            Through the acquisition of Interfacial, IFT acquired Interfacial's family of proprietary fuels and fuel additive formulations. The additive formulations may be easily splash blended in diesel or gasoline, or combined with fossil fuel and a series of mediums including synthetic diesel, ethanol, biodiesel, and urea/water, creating environmentally friendly finished fuel blends. These fuel blends materially improve fuel economy, enhance lubricity (reducing engine wear and tear) and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuel mediums. With the increasing pressure from public and private efforts around the world to reduce the level of harmful engine emissions, combined with the high cost of existing technologies now being sold to address this problem, management believes Interfacial is poised to be one of the leading technologies adopted as part of the effort to clean up the global environment.

            Although management still believes the PEERFUEL(TM) technology has significant potential in the future, management has concluded that Interfacial's technology can be more expeditiously and cost effectively sold in commercial markets. Therefore, management has decided to currently focus all of its efforts on commercializing Interfacial's proprietary technology.

            IFT has emerged from its research and development phase and is now primarily focused on the commercialization and marketing of its numerous fuel blends and additives. Primary research and development efforts were completed in August of 2001, patent applications to protect its intellectual property pertaining to its proprietary technology have been filed with the U.S. patent office and all manufacturing of additive formulations is outsourced. Management estimates that capital requirements for fixed assets, working capital, and research and development are expected to be approximately $1.3 million for the year ending December 31, 2003.

            PRODUCTS

            Unlike traditional fuel additives, which are predominantly hydrocarbon based -- derived from petroleum sources, IFT's proprietary technology is entirely based upon surfactant chemistry. A complex mixture of chemical molecules which, when blended into distillates or gasoline, positively alter the composition and make-up of the finished fuel. These resulting changes, add to the performance of the fuel, and have been proven to significantly reduce harmful emissions like Carbon Monoxide
            (CO) and environmental emissions including Carbon Dioxide (CO[2]) and Nitrous Oxide (NO[X]), increase miles per gallon, reduce black smoke, reduce particulates and enable excellent fuel lubricity throughout the engine and fuel system.

            In summary IFT's technology can be adapted for any industry from Marine to Refinery, Motorsport to Transport -- its technical efficacy has been demonstrated and confirmed by many independent laboratories including Southwest Research Institute ("SwRI").

            IFT has introduced three trademarked brands to support the companies drive towards sales and marketing around the world --

                  Diesolift:        A range of diesel additives.
                  Kerolift:         A range of kerosene additives.
                  Gasolift:         A range of gasoline additives.

            Each brand has a number of products associated with it that have been specifically designed to meet industries exacting and diversifying requirements.

            Several technical papers have been co-published and presented on behalf of IFT by SwRI at world conferences, ensuring that IFT and its technology receives industry recognition and approval.

            To summarize the benefits of the technology:

               i.  Increase miles per gallon.
               i.  Increase fuel lubricity.
              ii.  Reduce toxic emissions, e.g. CO, HC.
             iii. Reduce NOx and CO2, both attributed to global warming (greenhouse gases).
              iv.  Reduce maintenance.
               v. Eliminate the need for biocides in diesel (a difficult product to handle.
              vi. Supports the use of Ethanol within fuels -- thus ensuring a stable fuel.
             vii.  Are natural corrosion inhibitors.
            viii.  Are natural detergents.

            It should also be recognized that through market knowledge and in particular environmental concerns around the world, the 'olift' series of products are allowing meaningful partnerships with associates to be formed.

            The marketing perspective is being determined by the initial appointment of consultants in these target areas, which will culminate after our due diligence into a firm presence in each market. This approach limits 'risk reward' and enables strategies with trade mark and patent protection in active areas.

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

            IFT's research and development expenses have been $16,802, $197,433, and $286,914 for the years 2002, 2001, and 2000, respectively.

            EP Act APPLICATION

            In February 2002, IFT filed a formal petition with the Department of Energy ("DOE") requesting "alternative fuel" status for its Synthetic Diesel fuel blend under the Energy Policy Act of 1992 ("EP Act"). The EP Act program was designed with very specific goals in mind: make targeted reductions in the use of petroleum-based fuels in the United States while ensuring that the alternative fuels used to reduce our dependence on foreign oil are environmentally sound. IFT Synthetic Diesel is a fuel blend that consists substantially of synthetic diesel distilled from natural gas condensate, a non-petroleum or non-barrel natural resource that is in abundant supply in the United States. In July 2002, the DOE responded to IFT's petition deciding to take no additional action at this time. Management still believes that its Synthetic Diesel should qualify for alternative fuel status and is in the process of pursuing other avenues to achieve designation of such status.

            The benefits Synthetic Diesel delivers with respect to increased fuel economy, greater lubricity, lower emissions and other gains, enables this fuel blend on a net basis to be comparable or even lower in price than conventional EPA #2 diesel. With the ability to readily and significantly increase the supply of synthetic diesel derived from gas condensate, the wholesale adoption of this fuel blend by both EP Act and regular commercial fleets can be relatively rapid. As with all IFT fuel blends, there are no special infrastructure requirements for blending, storing or distributing Synthetic Diesel. Furthermore, Synthetic Diesel is a proprietary IFT fuel blend.

            SOUTHWEST RESEARCH INSTITUTE

            All of IFT's products were tested extensively at SwRI. The test results confirmed the effectiveness of IFT's additive formulations. In particular, all IFT fuel blends tested achieved: (1) an increase in fuel economy; (2) no loss of engine power or torque;
            (3) an increase in lubricity; and (4) a reduction in CO2, NOx, and PM.

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

            The testing protocol at SwRI for the IFT tests used the CARB reference engine, a 1991 Detroit Diesel Corporation Series 60 heavy-duty diesel engine (rebuilt to 1994-model specifications). The engine performance tests were conducted using the Environmental Protection Agency ("EPA") Federal Test Procedure transient cycle, and the emissions were evaluated according to the California Code of Federal Regulations Title 40 requirements for heavy-duty engines. To get a representative picture of the use of different fuel mediums against base diesel fuels, the testing used both EPA #2 diesel and CARB-equivalent diesel, which has significantly lower sulfur and aromatics content.

            The significance of the results obtained by IFT's additives can be illustrated by a simple analysis of normal use patterns for heavy-duty vehicle engines. A heavy-duty diesel truck engine operating for 1,500 hours annually (equal to 100,000 miles at an average fuel economy of 5 miles per gallon) using IFT's additive would save approximately 1,200 gallons of fuel per year. In addition, use of IFT's additive could eliminate 10.5 tons of carbon dioxide, a key component in the global warming problem, per year per vehicle. Equally important to truck drivers is the improvement in fuel lubricity and its effect on maintenance costs as today's lower sulfur fuels act as an abrasive in the fuel delivery system which may cause injector pump failure 50% sooner than occurred with "older" diesel containing more sulfur.

            COMPETITION

            The breadth of existing technologies making claims to have solved engine emissions problems runs the gamut from alternative fueled vehicles (electric cars, fuel cell vehicles, etc.) to engine magnets. Despite the vast amount of research that has been performed with the intention of solving emissions problems, no single technology has yet to gain widespread acceptance from both the public (regulatory) and private sectors. The United States government and the governments of other countries have tried using economic incentives and tax breaks to promote the development of a variety of emissions reduction technologies. However the base cost of many of these coupled with issues such as lack of appropriate infrastructure (for example, compressed natural gas storage and delivery systems) and technical limitations (keeping alternative fuels emulsified, significant loss of power and fuel economy with current alternative fuels), currently makes market acceptance of many technologies economically unfeasible over the long term.

            Given these limitations, it is unlikely that the global marketplace will accept just one or a limited number of technologies to solve the problems with harmful engine emissions. Management believes the "natural selection" expected to take place over the coming decade for new technologies may evolve on a market-by-market basis and be largely dependent upon local political influence. Signs of the market development forces can be seen in:

               o Europe, where several countries, including Great Britain, France and Italy have enacted legislation providing tax breaks to companies that use fuel emulsions blending diesel and water;

               o United States, where legislation has been enacted in Texas granting tax incentives to diesel and water based emulsions, in California where low-sulfur diesel is being phased in, and where powerful agricultural lobbies are promoting the use of alternative fuels such as biodiesel and ethanol in the federal government;

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

            REGULATORY ISSUES

            In January 2000, the EPA enacted a far-reaching, stringent set of diesel emission standards that requires the significant reduction in harmful emissions, especially Particulate Matter (PM) and Oxides of Nitrogen (NOx), beginning in 2004, and to be completely integrated by 2007. PM in diesel emissions is to be reduced by 90% and NOx is to be reduced by 95%. Equally important in the diesel fuel marketplace, the EPA is also requiring that 97% of the sulfur currently in diesel fuel be eliminated beginning in 2006.

            Also, in order for IFT's products to be used in the United States, EPA registration is required. In December 2001, IFT received EPA registration for the additive component of its fuel blends. In addition to the EPA (a federal agency), each state has its own regulatory body governing emissions standards. The most well known state agency, and the precedent setter for many other states, is the California Air Resources Board ("CARB"). All diesel fuel sold in California must be approved by CARB, which has a thorough and well-defined procedure for certification.

            Another federal agency shaping the landscape of petroleum-based fuel consumption is the DOE. In an effort to reduce dependence on foreign oil and keep up with increasing demand for petroleum products, the DOE has created and sponsored programs that encourage the use of alternative fuels. The programs, such as the Energy Policy Act (EP Act) and the ethanol and biodiesel subsidy programs, put in place by the DOE and other government agencies, provide significant incentives for the adoption of targeted fuel blends, many of which are created and enhanced by the use of IFT's products. IFT believes its products are well positioned to help consumers conform to current and future emissions standards and take advantage of existing incentive programs in the United States and the rest of the world.

            MANUFACTURING PARTNER

            In 2001, IFT signed a manufacturing agreement with Tomah(3) Products, Inc., ("Tomah") which makes Tomah the primary manufacturer of IFT's fuel additives. The agreement covers existing and to-be-developed fuel additives. The agreement also involves Tomah in efforts to work with IFT to continue to optimize the effectiveness and reduce the manufactured costs of the fuel additives and additive formulations, as well as collaborate on research and development activities on behalf of IFT.

            Tomah, based in Milton, Wisconsin, is a privately owned company specializing in the manufacturing of industrial surfactants. Tomah manufactures products for a variety of industries including petroleum additives, mining, and industrial and institutional cleaning, and ships product to companies around the world. Originally founded in 1967, Tomah was acquired by Exxon in 1984 and operated as a division of Exxon until 1994, when it was spun off in a management buyout. Tomah excels at custom manufacturing and in jointly developing products designed to meet specific needs. IFT chose Tomah as its partner for long-term supply arrangements because of Tomah's manufacturing capabilities, rapid response times and technical expertise.

            TECHNOLOGY AND INTELLECTUAL PROPERTY

            The underlying technology for IFT's additive formulations is based on an emulsification technology that: (i) solves the issue of phase separation when trying to combine petroleum-based fuels with substances such as ethanol or urea/water, or other mediums known to impart performance and emissions benefits to base fuels;
            (ii) has the ability to alter the chemical makeup of the fuel creating a denser fuel and change the T temperatures resulting in a more efficient and powerful burn of the fuel; and (iii) substantially increases fuel lubricity. IFT's fuel blends form a stable emulsion. As a result, the reformulated fuel remains stable and combined on a perpetual basis at temperature extremes, especially at lower temperatures when other fuel formulations can begin to gel. Once the fuel blend is combined, there is no additional mixing or agitation required for the fuel to remain perfectly emulsified. IFT has filed four patents pertaining to eight applications of its proprietary technology relating to its fuel blends and fuel additives.

            IFT and Tomah have filed a joint patent covering urea/water technology, and IFT has filed a number of additional patents, in IFT's name only. In addition to Tomah, IFT will work with distribution partners to gain insight into the market needs and regulatory requirements of potential customers allowing IFT to create patented products that accurately fit the specific needs of potential customers.


            MARKETING STRATEGY

            Since completion of independent testing at SwRI and securing a manufacturing partner in Tomah, IFT has focused its efforts on product acceptance and sales into the marketplace. IFT has developed and is executing a four-pronged marketing approach to product commercialization.

                  Field Engagement Partners

                  Management believes an expeditious means of achieving product awareness and market acceptance is through strategic field engagements with commercial level users of petroleum products. IFT is in discussions with several fleet owners who represent a cross-section of diesel engine use including trucking, school buses, off-road construction, and marine applications. IFT has not finalized any agreements to date.

                  Distribution Partners

                  In order to streamline operations and take advantage of existing industry expertise, IFT is pursuing distribution partnerships with certain companies that have established operations in fuel additive markets to market and sell IFT products worldwide. IFT is in formal discussions with a number of potential distribution partners to market and sell its products. IFT has not finalized any agreements to date.

                  Direct Sales

                  In addition to marketing efforts with fleet owners and distribution concerns, IFT is currently selling "additive only" directly to the consumer using several distribution channels. IFT continues to utilize trade show attendance, direct mail and direct telemarketing to create initial awareness of the products and their benefits to consumers, supported by "800" number call-in support.

                  Since the "consumer" tends to be less price sensitive than distributors/wholesalers of fuels, and the United States political climate is desirable to market a product that reduces dependence on foreign oil, protects the environment (through reductions in harmful emissions) and ultimately pays for itself two to three times over through increases in fuel economy, management believes there is an opportunity with a direct-to-the-customer strategy.

                  Regulatory and Trade Association Relationships

                  The final component of IFT's marketing strategy involves educating a number of industry related entities as to the benefits of IFT products. IFT has started to, and will continue to, develop relationships with groups such as the Renewable Fuels Association (an ethanol industry trade group), California Air Resources Board, the United States Department of Energy, the European Parliament, and other entities representing a diverse group of private and public interests, to push for the adoption of IFT additive formulations in a variety of finished fuel blends.

            SUMMARY

            IFT believes that its products are well-positioned to help consumers: (1) conform to current and future emissions standards,
            (2) take advantage of existing incentive programs in the U.S. and the rest of the world, and (3) realize fuel economy improvements. Going forward IFT believes its additive formulations will be especially advantageous as the utilization of lighter fraction fuels will increase. Historically, the blending of lighter fraction fuels with conventional heavier fraction fuels has resulted in a reduction in harmful emissions but a decrease in power, torque, fuel economy and lubricity. IFT additive formulations allow for the blending of lighter fraction fuels with conventional, heavier fraction fuels without a decrease in power, torque, fuel economy and lubricity while still reducing harmful emissions.

      EMPLOYEES

      Currently, IFT has seven full time employees. Management believes that the relationship with its employees is satisfactory.

Item 2. Properties

      IFT maintains its administrative offices at 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri, 63105, under a lease agreement for office space and administrative services of $4,269 per month for approximately 1,500 square feet. A new five-year lease agreement was signed on January 1, 2002.

      Management believes that the current facilities are adequate to meet current operating requirements.

Item 3. Legal Proceedings

      Name of the Court: NYE County, Nevada
      Date Instituted:   August 27, 2001
      Parties:           Donald Thompson v.  IFT
      Facts:             Mr. Thompson alleges that he entered into an oral
                         consulting contract with IFT. Mr. Thompson alleges that
                         one-time fee paid is an acceptance of his offer to
                         provide monthly consulting services.
      Relief sought:     Money damages for consulting fees and expenses
                         incurred.

      Name of the Court: Superior Court of the State of California for
                         the county of Los Angeles
      Date Instituted:   August 17, 2001
      Parties:           California Environmental Engineering, Inc.; George
                         Gemayel; George Thaye; and The Brothers Trust; v. IFT;
                         Terence Mendiretta; Salomon Grey Financial Corporation;
                         SPIGA Limited; Investe Co Ernst & Company; Encore
                         Holdings; Norman Barrett; Defendants
      Facts:             Plaintiffs allege negligent misrepresentation, fraud,
                         conversion, specific recovery of personal property, breach of fiduciary duty, common count for money had and received, and elder abuse against IFT and the other defendants. Plaintiffs' claims are principally based on the allegation that IFT and the other defendants are liable for a purported misappropriation of proceeds from sales of stock that were supposedly to have been conducted on the Plaintiffs' behalf.

      Relief sought:     Plaintiffs seek compensatory damages in excess of
                         $3,000,000, plus interest, punitive damages, attorneys' fees and costs of an unspecified amount. Plaintiffs also seek certain injunctive relief.

      IFT is subject to various lawsuits and claims with respect to matters arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes, after consulting with counsel, that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated results, liquidity or financial positions of IFT.

Item 4. Submission of Matters to a Vote of Security Holders

      On November 18, 2002, IFT's annual shareholders meeting was held in St.Louis. At this meeting the following directors were elected to the Board of Directors: Jonathan R. Burst, Rex Carr, David B. Norris, Harry F. Demetriou, John P. Stupp Jr., Ian Williamson, and Tony Cross. All directors will serve on IFT's Board of Directors until the next annual shareholders' meeting. A summary of the vote for Directors follows:

                                FOR          WITHHELD
                           ------------------------------

      Jonathan R. Burst      45,235,720      870,465
      Rex Carr               46,069,070       37,115
      David B. Norris        46,020,520       85,665
      Harry F. Demetriou     46,069,070       37,115
      John P. Stupp, Jr.     46,068,000       38,185
      Ian Williamson         45,944,220      161,965
      Tony Cross             46,007,200       98,985

      The other matter shareholders voted on was the ratification of IFT's auditors, BDO Seidman LLP. 45,045,470 shares, being more than a majority of the outstanding stock of IFT, were voted in favor of, 19,675 shares voted against, and 1,041,040 shares abstained from ratification of the appointment of BDO Seidman LLP to audit the financial statements of IFT for the year 2002.

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

                              Per Share Common Stock Bid Prices by Quarter
                                     2001                        2002
                             -----------------------------------------------
                             High           Low          High           Low

      First Quarter          $0.56         $0.25         $0.52         $0.30
      Second Quarter         $0.63         $0.25         $0.47         $0.16
      Third Quarter          $0.70         $0.40         $0.29         $0.11
      Fourth Quarter         $0.62         $0.41         $0.17         $0.07

      (b) Holders of Common Stock

      As of the close of business on March 26, 2003, the last reported bid price per share of IFT's common stock was $.09. As of March 26, 2003, IFT estimates there were 4,500 record holders of IFT's common stock. Such number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include such bank, brokerage houses and clearing companies.

      (c) Dividends

      IFT has not declared or paid a cash dividend to shareholders. The Board of Directors presently intends to retain any future earnings to finance IFT operations and does not expect to authorize cash dividends in the foreseeable future.

      (d) Securities authorized for issuance under equity compensation plans

      ------------------------------------------------------------------------------------------------------------
                                                                                       Number of securities
                                   Number of securities                               remaining available for
                                     to be issued upon        Weighted-average         future issuance under
                                        exercise of          exercise price of       equity compensation plans
                                   outstanding options,     outstanding options,       (excluding securities
      Plan Category                 warrants and rights     warrants and rights      reflected in column (a))
      ------------------------------------------------------------------------------------------------------------
                                            (a)                     (b)                         (c)
      ------------------------------------------------------------------------------------------------------------
      Equity compensation                8,360,000                  0.48                     9,140,000
      plans approved by
      security holders (1)
      ------------------------------------------------------------------------------------------------------------
      Equity compensation                    0                       0                           0
      plans not approved by
      security holders
      ------------------------------------------------------------------------------------------------------------
      Total                              8,360,000                                           9,140,000
      ------------------------------------------------------------------------------------------------------------

      (1) Includes IFT's long-term incentive plan

Item 6. Selected Financial Statement Data

      The following tables set forth certain information concerning the Statements of Operations and Balance Sheets of IFT and should be read in conjunction with the Financial Statements and the notes thereto appearing elsewhere in this report.

      (a) Selected Statement of Operations Data (In Thousands of Dollars, Except Per Share Data)

                                                                                     Nine Months    Fiscal Year
                                                                                       ended           Ended
                                             Fiscal Year Ended December 31,         December 31,     March 31,
                                           2002           2001          2000            1999            1999
                                       -------------------------------------------------------------------------
      Revenues                              20             0              0               0               0
      Operating Expenses                   3,237         6,787          4,690           4,727           7,751
      Net Loss                            (3,479)       (7,575)        (6,688)         (5,132)         (7,839)
      Basic and Diluted Net
      Loss per Common Share               ($0.06)       ($0.21)        ($0.36)         ($0.32)         ($0.59)
      Weighted Average Shares           55,489,495     36,416,469    18,827,802       15,800,725      13,390,417

      On July 22, 1999, IFT effected a one-for-ten reverse split of its outstanding common stock.
      All references to share information have been restated to reflect this split.

      (b) Selected Balance Sheet Data (In Thousands of Dollars)

                                                                                     Nine Months    Fiscal Year
                                                                                       ended           Ended
                                             Fiscal Year Ended December 31,         December 31,     March 31,
                                           2002           2001          2000            1999            1999
                                       -------------------------------------------------------------------------
      Total Assets                         4,067         4,528           175             68               6
      Long-Term Debt                        163           258            162              0               0

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

      The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto and included elsewhere in this Form 10-K.

      Overview

      IFT has developed a family of fuel blends that have been created through the use of proprietary fuel additives. IFT is in the process of patenting the fuel additives and resulting fuel blends as part of its efforts to commercialize these fuel blends. The individual fuel blends incorporating the IFT additive formulations include base fuel with additive only, base fuel with kerosene, base fuel with biodiesel, base fuel with ethanol, and base fuel with an urea/water solution. IFT seeks to commercialize these fuel blends on a global basis through the use of strategic partnerships with a variety of targeted companies including fuel refiners, distributors of fuel additives, OEM's, and other companies. IFT began selling its products during the first quarter of 2002. IFT is no longer a development stage company, IFT raised capital for its initial development through the issuance of its securities and debt instruments.

      Comparison of Twelve Months Ended 12/31/02 and Twelve Months Ended
      12/31/01

      Operating expenses

      Total operating expenses were $3,236,761 for the twelve months ended December 31, 2002, as compared to operating expenses of $6,787,050 for the twelve months ended December 31, 2001. Total operating expenses for the twelve months ended December 31, 2002 represents a $3,550,289, or 52%, decrease from the prior period. The decrease was mainly due to acquired in-process research and development costs of $1,900,000 in 2001 and a reduction of stock based compensation and stock issued to consultants of $752,349 and $650,515, respectively.

      Following is an overview of the significant fluctuations in operating expenses:

      Selling, General and Administrative Expenses

      Total selling, general and administrative expenses were $2,829,898 for the twelve months ended December 31, 2002, as compared to $6,312,253 for the twelve months ended December 31, 2001. Total selling, general and administrative expenses for the twelve months ended December 31, 2002 represent a $3,482,355 decrease, or 55% decrease from the prior period. The level of selling, general and administrative expenses for the twelve months ended December 31, 2002 was significantly lower because in 2001 IFT had $1,900,000 of acquired in-process research and development costs and IFT significantly reduced stock based compensation and stock issued to consultants by $752,349 and $650,515, respectively. Selling, general and administrative expenses should increase while IFT increases its efforts to commercialize its products.

      Payroll

      Payroll expenses were $1,369,600 during the twelve months ended December 31, 2002, as compared to $2,237,743 for the twelve month period ended December 31, 2001. Payroll for the twelve month period ended December 31, 2002 represents a decrease of $868,142 from the prior period. Payroll expenses decreased primarily as a result of a reduction in stock based compensation of $752,349.

      Amortization and depreciation

      Amortization and depreciation expenses were $406,863 for the twelve months ended December 31, 2002, as compared to $474,797 for the twelve months ended December 31, 2001. The level of amortization and depreciation expense for the twelve months ended December 31, 2002 has decreased over 2001 as a result of IFT implementing FAS 142. As a result there is no goodwill amortization in 2002 which reduced the expense by $238,000. This reduction was offset by a full year of amortization of purchased technology of $400,000 in 2002 compared with amortization of purchased technology of $233,333 in 2001. Amortization and depreciation expenses should be consistent with 2002 in 2003.

      Interest

      Interest expense was $266,387 for the twelve months ended December 31, 2002 as compared to $787,760 for the twelve months ended December 31, 2001. Interest expense for the twelve months ended December 31, 2002 represents a decrease of $521,373 from the prior period. Interest expense was higher in 2001 due to discounts recorded on the convertible debenture agreement with IIG Equity Opportunities Fund Ltd. ("IIG"). Management expects that interest expenses will decrease in 2003 due to the minimal debt balance at the end of 2002.

      Provision for Income Taxes

      IFT has operated at a net loss since inception and has not recorded or paid any income taxes. IFT has a significant net operating loss carryforward that would be recognized at such time as IFT demonstrates the ability to operate on a profitable basis for an extended period of time. The deferred tax asset resulting from the net operating loss carryforward has been fully reserved with a valuation allowance.

      Net Loss

      The net loss was $3,478,620 for the twelve months ended December 31, 2002 as compared to the net loss of $7,574,810 for the twelve months ended December 31, 2001. Net loss for the twelve months ended December 31, 2002 represents a decrease of $4,096,190, or 54%, from the prior period. The net loss decreased due to the purchase of in-process research and development in 2001 combined with a reduction in professional fees, interest expense, and officers stock awards. The net loss per share of common stock was $.06 for the twelve months ended December 31, 2002 as compared to the net loss per common share of $.21 for the twelve months ended December 31, 2001. The decrease in loss per share was caused by decreased net losses for the twelve months ended December 31, 2002 and greater dilution of common stock for the twelve months ended December 31, 2002.

      Comparison of Twelve Months Ended 12/31/01 and Twelve Months Ended
      12/31/00

      Operating expenses

      Total operating expenses from development stage operations were $6,787,050 for the twelve months ended December 31, 2001, as compared to operating expenses of $4,689,953 for the twelve months ended December 31, 2000. Total operating expenses for the twelve months ended December 31, 2001 represents a $2,097,097, or 45%, increase from the prior period. The increase was mainly due to acquired in-process research and development costs of $1,900,000 in 2001.

      Following is an overview of the significant fluctuations in operating expenses:

      Selling, General & Administrative Expenses

      Total selling, general and administrative expenses were $6,312,253 for the twelve months ended December 31, 2001, as compared to $4,686,736 for the twelve months ended December 31, 2000. Total selling, general and administrative expenses for the twelve months ended December 31, 2001 represent a $1,625,517 increase, or 34.7% increase from the prior period. This increase was mainly due to acquired in-process research and development costs of $1,900,000 in 2001.

      Payroll

      Payroll expenses were $2,237,743 during the twelve months ended December 31, 2001, as compared to $2,329,521 for the twelve month period ended December 31, 2000. Payroll for the twelve month period ended December 31, 2001 represents a decrease of $91,778 from the prior period. The decrease is attributable to a decrease in officer payroll of $410,886, partially offset by an increase of director payroll of $298,090. Payroll expenses included $1,661,313 and $1,691,099 of stock-based compensation in 2001 and 2000, respectively.

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

      Net Loss

      The net loss was $7,574,810 for the twelve months ended December 31, 2001 as compared to the net loss of $6,687,536 for the twelve months ended December 31, 2000. Net loss for the twelve months ended December 31, 2001 represents an increase of $887,274, or 13.2%, from the prior period. The net loss increased due to the purchase of in-process research and development offset by a reduction in interest expense. The net loss per share of common stock was $.21 for the twelve months ended December 31, 2001 as compared to the net loss per common share of $.36 for the twelve months ended December 31, 2000.

      New Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this Statement are effective for financial statements on or after May 15, 2002. Management does not believe that the adoption of this Statement will have a material impact on IFT's financial statements.

      In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability in incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe that the adoption of this Statement will have a material impact on IFT's financial statements.

      In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends the transition and disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation." For most companies, the impact of Statement 148 is more frequent and prominent disclosure of stock-based compensation expense beginning with financial statements for fiscal years ending after December 15, 2002. Statement 148 amends existing disclosures that a company should make in its annual financial statements and requires for the first time, disclosure in interim financial reports.

      In November 2002, FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others" was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The required disclosures and a roll-froward of product warranty liabilities are effective for financial statements of interim or annual periods ending after December 15, 2002. At this time, IFT does not believe that the adoption of this interpretation will have a material effect on its financial statements.

      Critical Accounting Policies

      Valuation of long-lived and intangible assets and goodwill. IFT assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors IFT considers important which could trigger an impairment review include the following:
      o Significant underperformance relative to expected historical or projected future operating results;
      o Significant changes in the manner of IFT's use of the acquired assets or the strategy for IFT's overall business;
      o  Significant negative industry or economic trends;
      o  Significant decline in IFT's stock price for a sustained period; and
      o  IFT's market capitalization relative to net book value.

      When IFT determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, IFT measures any impairment based on the quoted market price of IFT's common stock.

      In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, IFT ceased to amortize approximately $2.2 million of goodwill. IFT recorded approximately $238,000 of amortization on these amounts during 2001 and would have recorded approximately $408,000 of amortization during 2002. The provisions of SFAS 142 also required the completion of transitional impairment test within 12 months of adoption, with any impairment treated as a cumulative effect of change in accounting principle. During the second quarter of 2002, IFT completed the transitional impairment test, which did not result in impairment of recorded goodwill.

      IFT adopted an annual goodwill impairment test date as of the beginning of the fourth quarter of 2002. Following this approach, the business was evaluated using the quoted market price of the common stock, which indicated that the fair value of the business exceeded its carrying value. As a result, no impairment of goodwill was recorded.

      Deferred Income Taxes. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2002, IFT's deferred tax asset consisted principally of net operating loss carryforwards. IFT 's deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

      Liquidity and Capital Resources

      A critical component of management's operating plan impacting the continued existence of IFT is the ability to obtain additional capital through additional debt and/or equity financing. Management does not anticipate that IFT will generate a positive internal cash flow until such time as IFT can generate revenues from license fees from its products, which may take the next few years to realize. If IFT cannot obtain the necessary capital to pursue its business plan, IFT may have to cease or significantly curtail its operations. This would materially impact its ability to continue as a going concern. The independent auditor's reports included with the financial statements later in this Form 10-K indicate there is a substantial doubt that IFT can continue as a going concern.

      A significant portion of IFT's operating loss relates to charges for non-cash operating expenses such as amortization and depreciation, employee stock-based compensation, consulting services fees paid in IFT's common stock and interest expense related to conversion features of IFT debt. IFT has offset its capital needs primarily through the issuance of common stock to its employees and consultants as compensation for services rendered, which have totaled $1,387,423 for the twelve month period ended December 31, 2002. In addition, $249,613 of interest expense resulted from non-cash charges related to the convertible feature of our debt instruments during 2002. In addition to these amounts, IFT has raised $800,000 in cash from the issuance of common stock. Most of these funds have been raised through private placement transactions. For the twelve months ended December 31, 2002 proceeds from notes payable and advances from stockholders converted to common stock totaled $600,000.

      IFT has not made significant cash investments in property and equipment or in the acquisition of companies or technologies. During the period ended December 31, 2001, IFT acquired Interfacial in exchange for 12,500,001 shares of the common stock. A more detailed description of the transaction is included below.

      The cash used in operating activities is $1,464,506 for the twelve months ended December 31, 2002 as compared to cash used in operating activities of $1,470,794 for the twelve months ended December 31, 2001. Cash used in operations for the twelve months ended December 31, 2002 stayed consistent with cash used in operations in the prior year. The cash provided by investing activities was $45,000 for the twelve months ended December 31, 2002 as compared to $31,742 used in investing activities for the twelve months ended December 31, 2001. Cash provided by investing activities in 2002 consists solely of proceeds received on repayment of notes receivable. The cash provided by financing activities was $1,400,000 for the twelve months ended December 31, 2002 as compared to $1,407,500 provided by financing activities for the twelve months ended December 31, 2001. Cash provided by financing activities in 2002 included $800,000 in proceeds from issuance of common stock and $600,000 in proceeds on debt that was converted to common stock. Net cash decreased by $19,506 for the twelve months ended December 31, 2002 as compared to net cash decreasing by $95,036 for the twelve months ended December 31, 2001.

      The cash used in operating activities is $1,470,794 for the twelve months ended December 31, 2001 as compared to cash used in operating activities of $977,594 for the twelve months ended December 31, 2000. Cash used in operations for the twelve months ended December 31, 2001 increased primarily due to an increase in payments for rent, research and development, and consulting. Research and development expense in 2000 was substantially comprised of non-cash stock-based compensation. The cash used in investing activities was $31,742 for the twelve months ended December 31, 2001 as compared to $8,198 used in investing activities for the twelve months ended December 31, 2000. Cash used in investing activities for the twelve months ended December 31, 2001 increased primarily due to the issuance of a note receivable of $35,000. The cash provided by financing activities was $1,407,500 for the twelve months ended December 31, 2001 as compared to $1,087,150 provided by financing activities for the twelve months ended December 31, 2000. Cash provided by financing activities for the twelve months ended December 31, 2001 related solely to the proceeds from additional notes payable. Net cash decreased by $95,036 for the twelve months ended December 31, 2001 as compared to net cash increasing by $101,358 for the twelve months ended December 31, 2000.

      Working capital at December 31, 2002 was ($518,862) as compared to ($484,141) at December 31, 2001.

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

      On May 8, 2000, IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement. The 300,000 shares of common stock are included in the statement of stockholders' deficit for the twelve months ended December 31, 2002, 2001, and 2000 but are not included in earnings per share and weighted average share calculations for the twelve month period ended December 31, 2002, 2001, and 2000. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT's approval. If the shares are sold and $500,000 is not generated additional shares may need to be issued to the shareholders of Blencathia. Based on the March 26, 2003 market price, $.09, of IFT's common stock, a total of 5,555,555 shares would need to be issued to generate the $500,000 proceeds.

      On May 25, 2001 IFT issued 12,500,001 common shares to the shareholders of Interfacial to acquire all of Interfacial's issued and outstanding capital stock. The purchase price of approximately $6,750,000 was determined based on the market price of IFT's common stock on the date the acquisition was announced. Stock certificates for an additional 8,500,002 shares of common stock were placed in an escrow account subject to a performance escrow agreement that provided for the release of the stock certificates to the Interfacial shareholders based on the achievement of certain revenue levels by IFT. In January of 2002, IFT and the former shareholders of Interfacial agreed to reduce the shares subject to the performance escrow by 500,000 shares. Revenues equal to, or greater than, $10,000,000 for the two year period ending May 24, 2003 will result in a portion, as determined by a formula in the performance escrow agreement, of the stock certificates for the 8,000,002 shares of common stock being released to the Interfacial shareholders. In connection with the closing of this transaction three of the Interfacial shareholders have been appointed to IFT's board of directors. In addition, IFT entered into consulting agreements with four of the Interfacial shareholders on May 25, 2001.

      On January 3, 2001 IFT entered into a Securities Purchase Agreement with IIG, which had a one-year commitment amount of $3 million, with an option at IFT's control for an additional $3 million in financing after the completion of the one-year commitment. On March 1, 2001, IFT completed registration of the common shares required by the January 3, 2001 Securities Purchase Agreement (the "Agreement"). The Agreement provided for IFT to sell up to $250,000 in convertible debentures to IIG every thirty days. On March 2, 2001 IFT initiated the first convertible debenture purchase and on March 7, 2001 received $200,000 and on March 22, 2001 received $50,000. On April 6, 2001, IFT initiated the second convertible debenture purchase and on April 24, 2001 received $225,000. During May 2001 IFT received notification that due to regulatory issues relating to the structure of the transactions contemplated by the Agreement, 18,163,872 shares issuable upon possible future conversion of debentures not yet issued and 750,000 shares issuable upon possible future exercise of not yet issued warrants will never be issued. Due to the inability to sell additional convertible debentures after April 2001, IFT entered into a new Agreement with IIG on July 10, 2001 that provides for the sale of convertible debentures and has a one-year commitment amount of $3 million. As of December 31, 2002, IFT has borrowed a total of $1,750,000 under the financing agreement. IIG has suspended its financing agreement with IFT due to IFT's low stock price.

      On August 15, 2002 IFT secured $2.5 million in new capital from the sale of restricted common Stock to R.C. Holding Company. The new capital consisted of a cash payment of $500,000 and guaranteed notes to be paid in three installments of $666,667 due in January 2003, June 2003 and January 2004.

      While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $1.3 million over the remainder of the 2003 fiscal year will be necessary in order to enable us to meet our current capital needs. These cash requirements will be met through the arrangement with R.C. Holding Company. Management believes that the proceeds from this financing will be used as follows: $100,000 for commercial fleet testing programs, $300,000 for professional fees and advertising, $750,000 for salary expenses and $150,000 working capital for administrative and other capital needs, including investigation of future acquisitions, if any.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      In the normal course of business, operations of IFT may be exposed to fluctuations in interest rates. These fluctuations can vary the cost of financing, investing and operating transactions. IFT has debt totaling 22% of total liabilities at fixed rates of interest and fluctuations in the interest rate could have a material impact on the underlying fair value. See Note 4 of the financial statements for further discussion.

Item 8. Financial Statements and Supplementary Data

      Financial statements as of December 31, 2002 and 2001 and for the twelve month periods ended December 31, 2002, 2001 and 2000 are presented in a separate section of this report following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The following are the names of our directors and executive officers, their present positions with IFT and information about their background.

      Name                     Age               Title
      ----                     ---               -----

      Jonathan R. Burst        44                Chief Executive Officer,
                                                 President, Director, Chairman
      Michael F. Obertop       32                Chief Financial Officer,
                                                 Corporate Secretary
      Gary Kirk                41                Director of Sales and Marketing
      David B. Norris          54                Director
      Harry F. Demetriou       58                Director
      Ian Williamson           47                Director
      John P. Stupp Jr.        52                Director
      Rex Carr                 76                Director
      Tony Cross               54                Director

      All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, our Articles of Incorporation provide for not less than one nor more than thirteen directors. Currently, we have seven directors. Our by-laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

      Background of Directors and Executive Officers:

      JONATHAN R. BURST has served as IFT's Chief Executive Officer since July 1999. From July 1999 to February 2000 he also served as our President. From January 2002 he served as President again. In February 2000, Mr. Burst was appointed to IFT's Board of Directors and became chairman in June 2000. In 1998, Mr. Burst founded Burcor International, in St. Louis, Missouri, an insurance brokerage firm, and has served as its President since its inception. From 1992 to 1998, Mr. Burst served as Executive Vice President and Managing Director of mergers and acquisitions at Aon Risk Services, a St. Louis, Missouri, mergers and acquisition risk management consulting company. Mr. Burst received his Bachelor of Arts degree in Economics from the University of Missouri in 1981.

      MICHAEL F. OBERTOP, JD, has served as Chief Financial Officer and Corporate Secretary since October 2001. From 1998 to September 2001, Mr. Obertop provided tax consulting services for PricewaterhouseCoopers LLP, St. Louis, Missouri. Mr. Obertop received his Masters in Business Administration and Juris Doctorate degree from the University of Missouri, Columbia in May 1998.

      GARY KIRK has served as Director of Sales and Marketing since January 1, 2003. Mr. Kirk has 23 years (1980 to present) of experience in the petroleum industry, all with Petrochem Carless Ltd., a United Kingdom based refiner and marketer of petroleum products. Mr. Kirk spent his first eight years as a research chemist and the last fifteen years in the marketing department. Mr. Kirk reported directly to the President as the Marketing Manager for Performance Fuels, covering accounts in Europe and the rest of the world.

      DAVID B. NORRIS has served on IFT's Board of Directors since April 1999. Since 1983, Mr. Norris has been the owner and President of Addicks Services, Inc., Richmond, Texas, a construction company.

      HARRY DEMETRIOU has served on IFT's Board of Directors since February 2000. Mr. Demetriou has been a ship owner for over 25 years. The ships are carriers of transport goods in bulk on a worldwide basis.

      IAN WILLIAMSON has served on IFT's Board of Directors since May 2001. Mr. Williamson has been involved with the combustion of non-barrel materials and looking for alternatives since 1975, predominantly in the field of district heating and energy schemes, utilizing trash and other non oil substitutes, until 1994 when "alternative fuels for the motor industry" research started. Mr. Williamson is the original inventor of a clear stable "e-diesel" (1996) and author of eight patents and applications related to cleaner burning and performance enhancing motor fuels utilizing alcohol, water, bio-diesel and liquids from natural gas. Mr. Williamson studied mechanical services and combustion at Nottingham University, United Kingdom for three years. Mr. Williamson was previously employed by Interfacial.

      JOHN P. STUPP JR. has served on IFT's Board of Directors since May 2001. From 1992 to 1995 Mr. Stupp served as the president, and since 1995 as the Chief Executive Officer of Stupp Corporation, the steel pipe manufacturing division of Stupp Bros. Since 1985 he has been a director of Atrion Corporation, a publicly traded company involved in the medical device and component industry, and is an Advisory Board member of the Midwest BankCentre, a regional financial institution. Mr. Stupp holds a Bachelor of Science degree in Business and Economics from Leigh University, and is actively involved in working with a number of non-profit institutions and charitable organizations throughout the greater St. Louis region.

      REX CARR has served on IFT's Board of Directors since August 2002. Mr. Carr has served as the senior partner of a 36 man law firm, CarrKoreinTillery, with offices in Missouri and Illinois, for more than fifty years. He and his firm specialize in a trial practice representing plaintiffs in complex litigation, class actions, and injury actions. He is admitted to practice in the U.S. Supreme Court and the Illinois and Missouri Supreme Courts. His business ventures include RC Holding Company, which owns and operates five hotel boats in France; Art Company London, which manufactures and sells art reproduced on canvas; the Carlyle Limited Partnership, which operates a marina at Carlyle Lake in Illinois; and numerous apartment complexes in Illinois.

      TONY CROSS has served on IFT's Board of Directors since November 2002. Mr. Cross is a graduate Chemical Engineer from the University of Sheffield, UK. He spent 17 years with Exxon Chemical, in Australia, Belgium and the UK where he was marketing Manager for the Solvents Business Division. In 1987, he joined the board of Carless Refining & Marketing Ltd., an independent UK refiner, as Marketing Director. Following its take-over by Repsol, Spain's leading oil company, he was made Managing Director in 1996 overseeing the subsequent sale of the company as part of Repsol's divestment program in 2000.

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

      Summary Compensation Table

                                                  Annual Compensation                 Compensation
                                            ------------------------------       -----------------------
                                                                                              Securities
      Name and                                                      Other        Restricted   underlying    All Other
      Principal                  Period                            Compen-         Stock       Options/     Compen-
      Position                   Ended      Salary      Bonus       sation         Awards        SARs        sation
      --------                  ------------------------------------------       ------------------------------------
      Jonathan R. Burst,        12/31/02   $250,000      $0           $0                $0        $0           $0
      CEO                       12/31/01   $200,000      $0           $0          $555,000        $0           $0
                                12/31/00   $180,000      $0           $0          $834,067        $0           $0

      Perquisites and other personal benefits are omitted because they do not exceed either $50,000 or 10% of the total of annual salary and bonus for the named executive officer.

      Employment Agreements

      In January 2002, IFT entered into an employment agreement with Mr. Burst to serve as Chief Executive Officer with an annual base salary of $250,000 and options to purchase 250,000 shares of IFT stock annually and a bonus award as deemed appropriate by IFT's Board of Directors. The three-year agreement ends on December 31, 2004.

      Compensation of Directors

      On February 23, 2000, the Board of Directors adopted the Director's Stock Compensation Plan, which provides for an annual award of 10,000 shares of IFT's common stock to the Board members as reimbursement for their attendance at the Board meetings. Each Board member will be awarded an additional 1,000 shares of IFT's common stock for any three-telephone conference call Board meetings attended.

      The following table sets forth certain information concerning options granted during the fiscal year ended December 31, 2002 to the Named Executives by IFT. IFT did not grant any share appreciation rights during 2002.

                                 Number of         Percent of Total                             Potential Realized
                                 Securities         Options/ SARS                                Value of Assumed
                                 Underlying           Granted to      Exercise                 Annual Rates of Stock
                                  Options            Employees in     or Base    Expiration    Price Appreciation for
      Name and Principal        Granted (A)          Fiscal Year       Price        Date            Option Term
      ----------------------------------------------------------------------------------------------------------------
                                                                                                 5%          10%
      Jonathan R. Burst,         1,000,000     (a)        19%           $0.25      8/19/07     $43,545     $120,417
      CEO                        1,000,000     (a)        19%           $0.50      8/19/07       (d)         (d)
                                 1,000,000     (a)        19%           $0.75      8/19/07       (d)         (d)
                                  250,000      (a)         6%           $0.14      8/19/07     $3,288      $13,315
                                  750,000      (b)        14%           $0.50      8/19/07       (d)         (d)
                                  750,000      (c)        14%           $0.50      8/19/07       (d)         (d)
                              -----------------    -------------------
                                 4,750,000                91%
                              =================    ===================

      (a)   3,250,000 options are exercisable at December 31, 2002
      (b)   750,000 options vest and become exercisable on August 19, 2003
      (c)   750,000 options vest and become exercisable on August 19, 2004
      (d) Exercise price exceeds the potential realized value of assumed annual rates of stock price appreciation for option term.
      None of the options granted to Mr. Burst are in-the-money at December 31, 2002

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as of January 31, 2003, regarding the beneficial ownership determined in accordance with the rules of the SEC, which generally attributes beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities, of IFT's common stock of: (i) each person known by IFT to own beneficially more than five percent of IFT's common stock; (ii) each director and nominee for director of the IFT;
      (iii) each executive officer named in the Summary Compensation Table (see "Executive Compensation"); and (iv) all directors and executive officers of IFT as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

          Name of                  Amount and Nature of          Percent of
      Beneficial Owner             Beneficial Ownership        Common Stock(1)
      ----------------             --------------------        ---------------

      Jonathan R. Burst(2)              5,931,000                     7.3%
      David B. Norris                   1,096,562                     1.4%
      Harry F. Demetriou(3)             4,872,778                     6.3%
      Ian Williamson(4)                 3,425,000                     4.4%
      John P. Stupp Jr.                   318,233                     0.4%
      Rex Carr                         14,903,889                    19.2%
      Tony Cross                                0                       0%
      All directors and executive
       officers as a group(5)          30,837,462                    37.6%

      (1) Based upon 77,524,689 outstanding shares of common stock and vested options of beneficial owners where applicable.
      (2) Includes 50,000 shares owned by Burcor Capital, LLC of which Mr. Burst is an executive officer and deemed to be the beneficial owner of such shares. Includes 3,250,000 shares issuable upon exercise of stock options.
      (3) Includes 4,832,778 shares owned by Observor Acceptances, Ltd. of which Mr. Demetriou is the sole owner and deemed to be the beneficial owner of such shares.
      (4)   Includes 1,000,000 shares issuable upon exercise of stock options.
      (5)   Includes 4,510,000 shares issuable upon exercise of stock options.

      Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires IFT's executive officers and directors, and persons who beneficially own more than ten percent of IFT's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish IFT with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to IFT and written representations from IFT's executive officers and directors, IFT believes that during fiscal 2002 Forms 3, 4 and 5 were filed on a timely basis for IFT's executive officers and directors.

Item 13. Certain Relationships and Related Transactions

      IFT obtained general and administrative services and rented office space and equipment from Burcor Capital, LLC, a company related through common ownership (Mr. Jonathan Burst, executive officer and director of IFT, is the founder and president of Burcor Capital, LLC), under an agreement requiring monthly payments of $5,000. Expenses recorded as professional services paid to Burcor totaled $51,848 during the twelve month period ended December 31, 2001 and $60,000 during the twelve month period ended December 31, 2000.

      On January 31, 2001, IFT issued 33,333 shares in repayment of a $10,000 note payable to a stockholder. In connection with the issuance of the shares, IFT recognized $7,041 in interest expense due to the fair value of the stock on the date of extinguishment exceeding the carrying value of the debt.

      On April 6, 2001, IFT issued 10,000 restricted common shares to employees of Burcor Capital as payment for $4,375 in consulting services and 10,000 restricted common shares as a payment on a $3,500 account payable due to Steven Walters, CPA. Steven Walters was the former Chief Financial Officer of IFT.

      On May 25, 2001 IFT entered into consulting agreements with four Interfacial shareholders. Common stock totaling 960,000 shares was issued and recorded as a consulting expense. The consulting agreements provide for the total issuance of 960,000 shares of common stock on May 25, 2002 and 1,180,000 shares of common stock on May 25, 2003, and IFT is recording the value of these shares ratably over the term of the consulting agreements. On December 6, 2001, IFT issued 300,000 shares which were to be issued May 25, 2002 under the consulting agreements. IFT has recorded $1,024,817 to consulting expense for the year ended December 31, 2001, relating to these consulting agreements.

      On July 18, 2001, IFT issued 326,087 shares of common stock as payment to Mr. Simon Orange, a former director of IFT in exchange for the director's rights on a $60,000 note receivable and $99,783 of consulting services.

      On November 16th, 2001, IFT purchased Burcor Capital's equipment for $12,500.

      In January 2002, IFT sold 600,000 restricted shares of common stock at a price of $.25 per share to Harry Demetriou, a Director. IFT recorded payroll expense of $150,000 relating to the excess of the trading price of IFT's stock over the proceeds. In August 2002, IFT issued an additional 2,000,000 shares to this Director and recorded payroll expense of $460,000 based on the closing stock price at the date of grant.

      In January 2002, 500,000 shares of IFT's common stock were removed from the Interfacial escrow account and canceled. The shares were removed because Interfacial failed to pay liabilities it had incurred prior to being bought by IFT.

      In January 2002, IFT issued 125,000 shares of common stock to a Director. These shares had been accrued as payroll expense and additional paid in capital as of December 31, 2001.

      In February 2002, IFT sold 250,000 restricted shares of common stock at a price of $.20 per share to a consultant. IFT recorded consulting expense of $40,000 relating to the excess of the trading price of IFT's stock over the proceeds.

      In April and May 2002, IFT issued a total of 340,000 shares of common stock to consultants for services. IFT recorded consulting expense of $104,900 based on the closing stock price at the date of the grant.

      In July 2002, IFT entered into a consulting agreement with Sabita Dhingra in which IFT issued 1,250,000 shares of common stock upon inception of the agreement, and will issue an additional 1,250,000 shares at a mutually agreed upon time. The consulting agreement, for which IFT will receive strategic planning and general business consulting, is for a one-year term expiring July 31, 2003. IFT has recorded consulting expense of $140,625 through December 31, 2002 in connection with this agreement. IFT is recording the value of these shares ratably over the term of the consulting agreement.

      In July 2002, IFT issued 500,000 shares of common stock to a consultant for services. The consulting agreement is for a one-year term expiring June 30, 2003. IFT has recorded consulting expense of $52,500 through December 31, 2002 in connection with this agreement. IFT is recording the value of these shares ratably over the term of the consulting agreement.

      In September 2002, IFT issued 1,555,555 shares of common stock to convert advances of $280,000 from stockholders and recorded deemed interest of $77,778 due to the fair value of the stock on the date of extinguishment exceeding the carrying value by this amount.

      In September 2002, IFT issued 960,000 shares of common stock to four consultants pursuant to two-year consulting agreements with these individuals, and recorded consulting expense of $216,000. IFT recorded a reduction in consulting expense of ($278,833) due to a reduction in value of 980,000 shares to be issued in May 2003 under these agreements.

      In August 2002, IFT secured $2.5 million in new capital from the sale of 13,888,889 shares of restricted common stock to R.C. Holding Company. Rex Carr, a director of IFT, is the principal owner of R.C. Holding Company. The new capital consisted of a cash payment of $500,000 and $2,000,000 guaranteed notes to be paid in three installments. As of December 31, 2002, IFT has received $100,000 in proceeds for repayments of the notes receivable. The notes have been classified as a reduction of stockholders' equity on the accompanying balance sheet.

      In August 2002, IFT granted an additional 4,850,000 stock options to employees. 3,000,000 of these options vested immediately, and the remaining options will vest after 12 or 24 months. The options have exercise prices ranging from $0.25 to $0.75, and expire in August 2007. IFT applied the intrinsic value method under APB Opinion 25 and related interpretations in accounting for these options. Accordingly, no compensation cost has been recognized.

      During the twelve months ended December 31, 2002, IFT recorded $298,964 in compensation expense relating to shares that were to be issued to employees on various anniversary dates of their employment. These shares were never issued, and were replaced with grants of options to purchase an aggregate of 510,000 shares of common stock at exercise prices ranging from $0.14 to $0.25 per share, vesting immediately, and expiring in August 2007.

      During the twelve months ended December 31, 2002, IFT recorded consulting expense of $174,167 in connection with the granting of 3,000,000 stock options to non-employees. 1,000,000 of these options vested immediately and were recorded as consulting expense at that time. The remaining 2,000,000 options will vest after 12 and 24 months, and the fair value of these options are being recorded as consulting expense ratably over the vesting period. The options have exercise prices ranging from $0.25 to $0.75, and expire in August 2007.

                                     PART IV

Item 14. Controls and Procedures

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

Item 15. Exhibits, Financial Statements and Schedules, and Reports on Form 8-K

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

            **3.2 By-laws of International Fuel Technology, Inc.

            **10.1 TPG Consulting Agreement

            **10.2 Convertible Debenture Purchase Agreement

            **10.3 Jonathan R. Burst Employment Agreement

            ***10.5 IIG Securities Purchase Agreement

            23.1 Consent of BDO Seidman, LLP

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

(c) Exhibits

      See (a) above

INTERNATIONAL FUEL TECHNOLOGY, INC.

Report of Independent Certified Public Accountants                           F-2

Financial Statements
       Balance sheets                                                        F-3
       Statements of operations                                              F-4
       Statements of stockholders' equity                                    F-5
       Statements of cash flows                                              F-6

Notes to Financial Statements                                         F-7 - F-24

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

      To the Board of Directors and Stockholders
      International Fuel Technology, Inc.
      St. Louis, Missouri

      We have audited the accompanying balance sheets of International Fuel Technology, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Fuel Technology, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 3 to the financial statements, effective January 1, 2002, the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets."

      The accompanying financial statements have been prepared assuming that International Fuel Technology, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, International Fuel Technology, Inc. has suffered recurring losses from operations, has negative working capital and cash used in operating activities that raise substantial doubt about International Fuel Technology, Inc.'s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      BDO SEIDMAN, LLP

      Chicago, Illinois
      January 29, 2003

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

                                                                                  December 31,     December 31,
ASSETS (Note 2)                                                                       2002             2001
---------------------------------------------------------------------------------------------------------------
Current Assets
  Cash                                                                                 $13,662          $33,168
  Accounts Receivable                                                                    3,338               --
  Inventory                                                                              7,070               --
  Prepaid Expenses                                                                      15,250           15,250
  Notes Receivable                                                                      35,000           80,000
                                                                                  ------------     ------------
                        Total current assets                                            74,320          128,418
                                                                                  ------------     ------------

Property and Equipment
  Machinery and equipment                                                               26,881           26,881
  Accumulated depreciation                                                             (12,687)          (5,824)
                                                                                  ------------     ------------
                        Total property and equipment                                    14,194           21,057
                                                                                  ------------     ------------

Purchased Technology, Net of accumulated amortization of $633,333 and
$233,333 at December 31, 2002 and 2001, respectively (Note 3)                        1,766,668        2,166,668
Goodwill (Note 3)                                                                    2,211,805        2,211,805
                                                                                  ------------     ------------

                        Total assets                                              $  4,066,987     $  4,527,948
                                                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                                $    145,773     $    252,779
  Accrued compensation (Note 5)                                                        304,909          277,030
  Other Accrued expenses                                                               115,000           65,000
  Accrued interest                                                                      27,500           17,750
                                                                                  ------------     ------------
                        Total current liabilities                                      593,182          612,559
                                                                                  ------------     ------------

Long -Term Liabilities
  Notes payable to stockholder (Note 4)                                                162,500          162,500
  Convertible debentures (net of discount) (Note 4)                                         --           95,924
                                                                                  ------------     ------------
                        Total liabilities                                              755,682          870,983
                                                                                  ------------     ------------

Commitments and Contingencies (Notes, 2, 3, 8, 9, and 10)
Stockholders' Equity (Notes 5 and 10)
  Common stock, $.01 par value;150,000,000 shares authorized
  77,524,689 and 55,119,612 shares issued and outstanding at
  December 31, 2002 and December 31, 2001, respectively                                775,247          551,196
  Discount on common stock                                                            (819,923)        (819,923)
  Additional paid-in capital                                                        37,403,979       32,595,070
  Accumulated Deficit                                                             (32,147,998))     (28,669,378)
                                                                                  ------------     ------------
                                                                                     5,211,305        3,656,965
  Note receivable - stockholder (Note 5)                                            (1,900,000)              --
                                                                                  ------------     ------------
                        Total stockholders' equity                                   3,311,305        3,656,965
                                                                                  ------------     ------------
Total Liabilities and Stockholders' Equity                                           4,066,987        4,527,948
                                                                                  ============     ============

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

                                                            Year             Year             Year
                                                           Ended            Ended            Ended
                                                        December 31      December 31      December 31
                                                        ------------    ------------------------------
                                                           2002              2001            2000
------------------------------------------------------------------------------------------------------
Revenues                                                $     20,073     $         --     $         --
Cost of Goods Sold                                            16,802               --               --
                                                        ------------     ------------     ------------
Gross Profit                                                   3,271               --               --
                                                        ------------     ------------     ------------

Operating Expenses:
  Selling, general and administrative expenses             2,829,898        6,312,253        4,686,736
  Amortization & Depreciation                                406,863          474,797            3,217
                                                        ------------     ------------     ------------
                     Total operating expenses              3,236,761        6,787,050        4,689,953
                                                        ------------     ------------     ------------
            Net loss from operations                      (3,233,490)      (6,787,050)      (4,689,953)
                                                        ------------     ------------     ------------

            Interest Income                                   21,257               --               --
            Interest expense (Note 4)                       (266,387)        (787,760)      (1,997,583)
                                                        ------------     ------------     ------------
            Total other expense, net                        (245,130)        (787,760)      (1,997,583)
                                                        ------------     ------------     ------------

            Net loss                                    $ (3,478,620)    $ (7,574,810)    $ (6,687,536)
                                                        ============     ============     ============

                          Basic and diluted net loss
                            per common share            $       (.06)    $       (.21)    $       (.36)
                                                        ============     ============     ============

Weighted average common shares outstanding                55,489,495       36,416,469       18,827,802

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                     Additional
                                                                       Common Stock      Common      Discount on       Paid-In
                                                                          Shares      Stock Amount  Common Stock       Capital
-------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                                                16,818,339       168,184      (816,923)      14,760,243
Issuances of stock for cash and services (Note 5)                          491,800         4,918            --        1,472,407
Issuances of stock for compensation (Note 5)                             1,545,000        15,450            --        1,353,899
Issuances of stock for services (Note 5)                                   562,559         5,625            --          612,012
Issuance of stock warrants and notes payable-Stockholders (Note 4)              --            --            --        1,228,424
Issuance of stock for warrants exercised (Note 5)                        2,030,000        20,300            --               --
Conversion of debt (Note 4)                                              1,626,086        16,261            --          878,086
Conversion of debt and interest (Note 4)                                 1,186,669        11,866            --          581,467
Issuance of contingently issued stock (Note 5)                             300,000         3,000        (3,000)              --
Accrued stock based compensation (Note 5)                                       --            --            --          321,750
Net loss                                                                        --            --            --               --
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                              24,560,453       245,604      (819,923)      21,208,288
Conversion of debt and interest (Note 5)                                    33,333           333            --           16,708
Issuances of stock for assignment of note receivable (Note 5)              326,087         3,261            --          156,522
Issuances of stock for compensation (Note 5)                             3,679,000        36,790            --        1,565,773
Issuances of stock for convertible debentures (Note 4)                   3,834,213        38,342            --        1,236,658
Issuances of stock of convertible debt interest (Note 4)                   406,523         4,066            --          139,135
Issuances of stock for accounts payable (Note 5)                            10,000           100            --            3,400
Issuances of stock for services (Note 5)                                 1,270,000        12,700            --          660,075
Issuances of stock for Interfacial acquisition (Note 3)                 12,500,001       125,000            --        6,625,001
Issuances of stock for Interfacial escrow (Note 3)                       8,500,002        85,000            --          (85,000)
Discount on issuances of convertible debt (Note 4)                              --            --            --          610,593
Issuances of common stock warrants (Note 4)                                     --            --            --           42,750
Accrued stock based compensation (Note 5)                                       --            --            --           58,750
Accrued stock based services (Note 5)                                           --            --            --          356,417
Net loss                                                                        --            --            --               --
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                              55,119,612       551,196      (819,923)      32,595,070
Shares issued for cash and notes receivable (Note 5)                    13,888,889       138,889            --        2,361,111
Shares issued in repayment of shareholder advances (Note 4)              1,555,555        15,556            --          342,221
Proceeds from the issuance of common stock (Note 5)                        850,000         8,500            --          191,500
Issuances of stock for compensation (Note 5)                               125,000         1,250            --          148,750
Issuances of stock for services (Note 5)                                 5,075,000        50,750            --          967,375
Cancellation of Interfacial escrow shares (Note 5)                        (500,000)       (5,000)           --            5,000
Issuances of stock for convertible debentures (Note 4)                   1,410,633        14,106            --          460,894
Discount on issuances of convertible debt (Note 4)                              --            --            --          112,760
Accrued stock based compensation (Note 11)                                      --            --            --          298,963
Accrued stock based services (Note 5)                                           --            --            --         (253,832)
Compensation relating to stock options (Note 11)                                --            --            --          174,167
Net loss                                                                        --            --            --               --
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                                              77,524,689       775,247      (819,923)      37,403,979
===============================================================================================================================

                                                                          Notes        Accumulated
                                                                        Receivable       Deficit           Total
------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                                                       --      (14,407,032)       (295,528)
Issuances of stock for cash and services (Note 5)                              --               --       1,477,325
Issuances of stock for compensation (Note 5)                                   --               --       1,369,349
Issuances of stock for services (Note 5)                                       --               --         617,637
Issuance of stock warrants and notes payable-Stockholders (Note 4)             --               --       1,228,424
Issuance of stock for warrants exercised (Note 5)                              --           20,300
Conversion of debt (Note 4)                                                    --               --         894,347
Conversion of debt and interest (Note 4)                                       --               --         593,333
Issuance of contingently issued stock (Note 5)                                 --               --              --
Accrued stock based compensation (Note 5)                                      --               --         321,750
Net loss                                                                       --       (6,687,536)     (6,687,536)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                                     --      (21,094,568)       (460,599)
Conversion of debt and interest (Note 5)                                       --               --          17,041
Issuances of stock for assignment of note receivable (Note 5)                  --               --         159,783
Issuances of stock for compensation (Note 5)                                   --               --       1,602,563
Issuances of stock for convertible debentures (Note 4)                         --               --       1,275,000
Issuances of stock of convertible debt interest (Note 4)                       --               --         143,201
Issuances of stock for accounts payable (Note 5)                               --               --           3,500
Issuances of stock for services (Note 5)                                       --               --         672,775
Issuances of stock for Interfacial acquisition (Note 3)                        --               --       6,750,001
Issuances of stock for Interfacial escrow (Note 3)                             --               --              --
Discount on issuances of convertible debt (Note 4)                             --               --         610,593
Issuances of common stock warrants (Note 4)                                    --               --          42,750
Accrued stock based compensation (Note 5)                                      --               --          58,750
Accrued stock based services (Note 5)                                          --               --         356,417
Net loss                                                                       --       (7,574,810)     (7,574,810)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                                     --      (28,669,378)      3,656,965
Shares issued for cash and notes receivable (Note 5)                   (1,900,000)              --         600,000
Shares issued in repayment of shareholder advances (Note 4)                    --               --         357,777
Proceeds from the issuance of common stock (Note 5)                            --               --         200,000
Issuances of stock for compensation (Note 5)                                   --               --         150,000
Issuances of stock for services (Note 5)                                       --               --       1,018,125
Cancellation of Interfacial escrow shares (Note 5)                             --               --              --
Issuances of stock for convertible debentures (Note 4)                         --               --         475,000
Discount on issuances of convertible debt (Note 4)                             --               --         112,760
Accrued stock based compensation (Note 11)                                     --               --         298,963
Accrued stock based services (Note 5)                                          --               --        (253,832)
Compensation relating to stock options (Note 11)                               --               --         174,167
Net loss                                                                       --       (3,478,620)     (3,478,620)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                                             (1,900,000)     (32,147,998)      3,311,305
==================================================================================================================

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS

                                                             Year Ended       Year Ended      Year Ended
                                                            December 31,     December 31,    December 31,
                                                                2002             2001           2000
---------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                                    $(3,478,620)     $(7,574,810)     $(6,687,536)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation/ Amortization                                    406,863          474,797            3,217
  In-process research and development acquired                       --        1,900,000
  Non-cash stock compensation                                 1,387,423        2,790,287        3,494,616
  Interest expense recognized-discount on notes payable         171,835          594,267        1,228,424
  Interest expense recognized-conversion of debt                 77,778          150,243          757,680
  Loss on disposal of machinery and equipment                        --            5,527               --
  Change in assets and liabilities:
    Increase in accounts receivable                              (3,338)              --               --
    Increase in inventory                                        (7,070)              --               --
    Decrease (increase) in prepaid insurance                         --           13,857          (16,387)
    (Decrease) Increase in accounts payable                    (107,006)          28,531          132,525
    Decrease in accounts payable-stockholders                        --               --         (100,000)
    Increase in accrued expenses                                 77,879          137,705          200,919
    Increase in accrued interest                                  9,750            8,802            8,948
                                                            ---------------------------------------------
Net cash used in operating activities                        (1,464,506)      (1,470,794)        (977,594)
                                                            ---------------------------------------------
Cash Flows from Investing Activities
  Acquisition of machinery and equipment                             --          (14,142)          (8,198)
  Proceeds from the sale of property and equipment                   --            2,400               --
  Issuance of Note Receivable                                        --          (35,000)              --
  Proceeds from repayments of Note Receivable                    45,000           15,000               --
                                                            ---------------------------------------------
Net cash provided by (used in) investing activities              45,000          (31,742)          (8,198)
                                                            ---------------------------------------------
Cash Flows from Financing Activities
  Proceeds from common stock issued                             800,000               --          224,650
  Advances from stockholders                                    280,000               --               --
  Proceeds from notes payable                                   320,000        1,431,000          890,000
  Payment on notes payable                                           --          (23,500)         (27,500)
                                                            ---------------------------------------------
Net cash provided by financing activities                     1,400,000        1,407,500        1,087,150
                                                            ---------------------------------------------
Net (decrease) increase in cash                                 (19,506)         (95,036)         101,358
Cash, beginning                                                  33,168          128,204           26,846
                                                            ---------------------------------------------
Cash, ending                                                $    13,662      $    33,168      $   128,204
                                                            =============================================
Supplemental Cash Flow Information
  Interest paid                                             $        --      $        --      $     2,531
Schedule of non-cash investing and financing activities
  Discount on issuances of convertible debt and notes
  payable                                                       190,537          653,343        1,228,424
  Conversion of debt to common stock                            475,000        1,438,742        1,487,680
  Shares issued in repayment of shareholder advances            280,000               --               --
  Acquisition of Interfacial                                         --        6,750,001               --
  Issuance of stock for note receivable                     $ 1,900,000      $    60,000      $        --

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business

International Fuel Technology, Inc., ("IFT") is a company that was incorporated under the laws of the State of Nevada on April 9, 1996 and was formerly known as MagnoDynamic Corporation. IFT was formed primarily for the production of a family of proprietary fuels known as PEERFUELTM. IFT developed a process, which it believes will make diesel fuel burn more efficiently and with less emissions. IFT, as described in Note 3, acquired United States Fuel Technology, Inc, and Scientific Fuel Technology, LLC, to streamline the selling of PEERFUELTM. As described in Note 5, IFT acquired Blencathia Acquisition Corporation to ensure IFT would remain a fully trading and reporting entity on the OTC Bulletin Board. United States Fuel Technology, Inc., Scientific Fuel Technology, LLC, and Blencathia Acquisition Corporation were all dissolved subsequent to their merger into IFT. As part of IFT's efforts to expand into promising new engine emission-reduction technologies, IFT completed the acquisition of Interfacial Technologies (UK) Ltd. ("Interfacial") on May 25, 2001. All of the operations of Interfacial were transferred to IFT subsequent to the acquisition. Through the acquisition of Interfacial, IFT has developed a family of proprietary fuels and fuel additive formulations. These unique fuel blends have been created to materially improve fuel economy, enhance lubricity (reducing engine wear and tear) and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuel mediums. In 2002, IFT emerged from its research and development phase and is now focused on the commercialization of its numerous fuel blends and additives.

Summaries of IFT's significant accounting policies follow:

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

IFT recognizes revenue from the sale of its product when the merchandise is shipped. IFT also intends to license its products, which will result in recognition of revenue over the life of the contract. At December 31, 2002, IFT has not yet entered into any agreements to license its products.

Cash

IFT maintains cash in a bank account, which, at times, exceeds federally insured limits. IFT has experienced no losses relating to these excess amounts of cash in a bank.

Machinery and equipment

Machinery and equipment are stated at cost. Depreciation is computed on the straight-line method over the appropriate estimated useful lives of the assets, generally over a period of 3 to 5 years.

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Long-lived Assets

IFT reviews the carrying values of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of December 31, 2002 there has been no impairment of long-lived assets.

Deferred taxes

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

Research and Development

Research and development costs are expensed in the period incurred. Expense for the years ended 2002, 2001 and 2000 was $16,802, $197,433, and $286,914,
respectively.

Advertising Expenses

Advertising expenses amounted to $11,852, $14,500 and $20,522 in 2002, 2001 and 2000, respectively.

Basic and diluted net loss per common share

IFT adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS 128 establishes standards for computing and presenting earnings per share and replaces primary earnings per share with a presentation of basic and diluted earnings per share. Basic earnings per share are based upon the weighted average number of common shares outstanding for the period. Diluted earnings per share are based upon the weighted average number of common and potentially dilutive common shares outstanding for the period. Pursuant to SFAS 128, no adjustment is made for diluted earnings per share purposes since IFT is reporting a net loss and common stock equivalents would have an anti-dilutive effect. For the fiscal years ended December 31, 2002, 2001, and 2000, 8,360,000, 587,853, and 0 shares, respectively, of common stock equivalents were excluded from the computation of diluted earnings per share since their effect would be anti-dilutive.

Fair value of financial instruments

Statement of Financial Accounting Standards FASB No. 107 (SFAS 107), Disclosures about Fair Value of Financial Instruments, requires the disclosure of fair value for all financial instruments as defined in SFAS 107 for which it is practicable to estimate fair value.

The carrying amounts of accounts payable and accounts receivable approximate fair value because of their short maturity.

The fair value of notes payable and convertible debentures approximate their carrying basis based on the

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

nature of these obligations and current interest rates approximating stated interest rates.

Accounting for Stock-Based Compensation

IFT applies the intrinsic value method under APB Opinion 25 and related interpretations in accounting for employee stock options, which represents the excess of market price of the stock over the exercise price on the measurement date. In addition, as a result of replacing stock grants with options certain options are treated as variable-based awards in accordance with APB 25. As a result, IFT will incur future compensation expense if the stock price exceeds the exercise price established by repricing.

IFT has elected to continue to utilize the accounting provisions of APB25 for stock options, and is required to provide pro forma disclosures of net income and earnings per share had IFT adopted the fair value method under SFAS No. 123

The weighted-average, grant date fair value of stock options granted to employees during the year and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Sholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

                                                                       2002
-------------------------------------------------------------------------------
Significant assumptions (weighted average)
    Weigthed average fair value per options granted                   $0.50
    Risk-free interest rate at grant date                             2.21%
    Expected stock price volatility                                    1.5
    Expected dividend payout                                            0
    Expected option life (years)                                        4

Net loss
    As Reported                                                    ($3,478,620)
    Deduct total stock-based employee compensation expense
       determined under the fair value based method                 ($559,987)
    Proforma                                                       ($4,038,607)

Net loss per share
    As Reported                                                      ($0.06)
    Proforma                                                         ($0.07)

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement,

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this Statement are effective for financial statements issued on or after May 15, 2002. Management does not believe that the adoption of this Statement will have a material impact on IFT's financial statements.

In July 2002, the Financial Accounting Standard Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe that the adoption of this Statement will have a material impact on IFT's financial statements.

In November 2002, FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others" was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The required disclosures and a roll-froward of product warranty liabilities are effective for financial statements of interim or annual periods ending after December 15, 2002. At this time, IFT does not believe that the adoption of this interpretation will have a material effect on its financial statements

Note 2. Ability to Continue as a Going Concern

IFT's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. IFT has incurred significant losses since inception and has previously had limited funds with which to operate. Management is in the process of executing a strategy based upon developing pollution emission control technologies that also offer enhanced engine performance with respect to greater fuel economy. IFT has several technologies in the commercialization phase and in development, and may seek to add other technologies through acquisitions. IFT has received necessary regulatory and commercial acceptance for its products currently in the commercialization phase. During the first quarter of 2002, IFT began selling its products directly to the commercial marketplace. IFT expects to begin licensing its products and increasing its direct sales to the marketplace, with IFT eventually generating a level of revenues sufficient to meet IFT's working capital requirements. While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of $1,333,000 over the 2003 fiscal year will be necessary in order to enable us to meet our capital needs. Management believes the proceeds from its financing from R.C. Holding (see below) will be used as follows: $100,000 for commercial fleet testing programs, $250,000 for professional fees and advertising $750,000 for salary expenses and $233,000

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

working capital for administrative and other capital needs, including investigation of future acquisitions, if any.

On January 3, 2001 IFT entered into a Securities Purchase Agreement with IIG Equity Opportunities Fund Ltd. ("IIG"), which had a one-year commitment amount of $3 million, with an option for an additional $3 million in financing after the completion of the one-year commitment. On March 1, 2001, IFT completed registration of the common shares required by the January 3, 2001 Securities Purchase Agreement (the "Agreement"). The Agreement provided for IFT to sell up to $250,000 in convertible debentures to the IIG Fund every thirty days. On March 2, 2001 IFT initiated the first convertible debenture purchase and on March 7, 2001 received $200,000 and on March 22, 2001 received $50,000.

On April 6, 2001, IFT initiated the second convertible debenture purchase and on April 24, 2001 received $225,000. During May 2001 IFT received notification that due to regulatory issues relating to the structure of the transactions contemplated by the Agreement, 18,163,872 shares issuable upon possible future conversion of debentures not yet issued and 750,000 shares issuable upon possible future exercise of not yet issued warrants will never be issued. Due to the inability to sell additional convertible debentures after April 2001, IFT entered into a new Agreement with IIG on July 10, 2001 that provided for the sale of convertible debentures and had a one-year commitment amount of $3 million. A registration statement for the common stock to be issued in connection with this agreement was filed on July 12, 2001 and declared effective by the SEC on July 23, 2001. As of December 31, 2002, IFT has received proceeds from the sale of convertible debentures of $ 1,750,000 under the financing agreement. IIG has currently suspended its financing agreement with IFT due to IFT's low stock price. (Note 4)

On August 15, 2002 IFT secured $2.5 million in new capital from the sale of restricted common stock to R.C. Holding Company. The new capital consisted of a cash payment of $500,000 and guaranteed notes to be paid in three installments of $666,667 due in January 2003, June 2003 and January 2004. As of December 31, 2002, IFT has received $100,000 in proceeds in advance on the first installment from repayment of the notes receivable.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

Note 3. Acquisitions

On April 3, 1998, the stockholders approved a merger with United States Fuel Technology, Inc. ("USFT"), effective March 31, 1998. USFT was formed primarily to market PEERFUELSTM in North America. IFT granted USFT an exclusive license to market its product pursuant to an Amended and Restated License Agreement dated October 16, 1997, in exchange for 94,400 shares of USFT common stock. Because IFT did not have a commercially viable product, USF did not have any revenues but had incurred some general and administrative expenses through the date of the merger, the most significant of which were consulting and professional fees. As a result of the merger, each non-dissenting holder of outstanding shares of USFT Common Stock received one share of IFT Common Stock for every share of USFT common stock. IFT issued 2,795,979 shares. This merger has been accounted for as a purchase based upon the net asset value, which represented the fair value, of USFT on March 31, 1998.

IFT's investment in USFT consisted of the 94,400 shares of USFT common stock issued to IFT in exchange for certain marketing rights. These shares were valued at zero by IFT and were redeemed and

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

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

On May 25, 2001 IFT issued 12,500,001 common shares to the shareholders of Interfacial Technology Ltd. ("Interfacial") to acquire all of Interfacial's outstanding common stock. Interfacial is a company formed in May 2000 which has since its inception focused its efforts to develop proprietary fuels and fuel additive formulations that will improve fuel economy, enhance lubricity and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels. IFT acquired Interfacial because it believed their technology could be more expeditiously and cost effectively brought to market than its previously acquired PEERFUEL(TM) technology. The purchase price of approximately $6,750,000 was determined based on the market price of IFT's common stock on the date the acquisition was announced. Stock certificates for an additional 8,500,002 common shares were placed in an escrow account subject to a performance escrow agreement that provides for the release of the stock certificates to the Interfacial shareholders based on the achievement of certain revenue levels by IFT. In January of 2002, IFT and the former shareholders of Interfacial agreed to reduce the additional shares subject to the performance escrow by 500,000 shares. Revenues equal to, or more than, $5,000,000 for the two year period ending May 24, 2003 will result in a portion, as determined by a formula in the performance escrow agreement, of the stock certificates for the 8,000,002 common being released to the Interfacial shareholders. The shares placed in the escrow account will not be included in the computation of basic and diluted loss per share until they are released to the former Interfacial shareholders. In connection with the closing of this transaction three of the Interfacial shareholders have been appointed to IFT's board of directors. In addition, IFT entered into consulting agreements with four of the Interfacial shareholders on May 25, 2001.

The acquisition has been accounted for using the purchase method of accounting, and the assets have been recorded at fair value. Results of operations have been included as of the effective date of the transaction. The purchase price of $6,750,001 was allocated as follows: $2,400,001 to purchased technology, $1,900,000 to in-process research and development, and $2,450,000 to goodwill. IFT is using an estimated life of six years for the purchased technology. At the date of acquisition, Interfacial's efforts focused on fine-tuning its additive technology for aqueous blends and tailoring it to existing applications, in order to optimize the emission-reducing characteristics while preserving engine efficiency, and there existed uncertainties regarding the successful development of the technology. The amount allocated to in-process research and development was calculated in a valuation using the discounted cash flow method based on a useful life of six years, and the entire value of $1,900,000 was charged to research and development expense during 2001. As of December 31, 2001, IFT had completed development of this technology and was shifting its focus to commercialization. Amortization of purchased technology amounted to $400,000 and $233,333 for the years ended December 31, 2002 and 2001, respectively.

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Amortization expense for the next five years will be as follows: 2003 - $400,000; 2004 - $400,000; 2005 - $400,000; 2006 - $400,000; 2007 - $166,668.

On January 1, 2002, IFT adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.

In accordance with SFAS 142, IFT discontinued the amortization of goodwill effective January 1, 2002. The provisions of SFAS 142 also required the completion of a transitional impairment test within 12 months of adoption, with any impairment treated as a cumulative effect of change in accounting principle.

During the second quarter of 2002, IFT completed the transitional impairment test, which did not result in impairment of recorded goodwill.

IFT adopted an annual goodwill impairment test date as of the beginning of the fourth quarter of 2002. Following this approach, the business was evaluated using the quoted market price of the common stock, which indicated that the fair value of the business exceeded its carrying value. As a result, no impairment of goodwill was recorded.

A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization as follows:

                                                       Year ended December 31,
                                                    ---------------------------
                                                       2001             2000
                                                    ---------------------------
Reported net loss                                   (7,574,810)      (6,687,536)
Add goodwill amortization                              238,195               --
                                                    ---------------------------
Adjusted net loss                                   (7,336,615)      (6,687,536)
                                                    ===========================

Net loss per share, basic and diluted                    (0.21)           (0.36)
Add goodwill amortization                                 0.01               --
                                                    ---------------------------
Adjusted net loss per share, basic and diluted           (0.20)           (0.36)
                                                    ===========================

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

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

                                                      Year Ended December 31,
                                                       2001            2000
                                                   ----------------------------
Revenues                                                    $0               $0
Net loss                                           ($8,097,073)    ($12,136,666)
Net loss per common share (Basic and diluted)           ($0.20)          ($0.46)

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

During 2002, IFT received advances totaling $280,000 from shareholders. IFT repaid the $280,000 by issuing 1,555,555 shares of common stock. In connection with the issuance of the shares, IFT recognized $77,778 in interest expense due to the fair value of the stock on the date of extinguishment exceeding the carrying value by this amount.

On December 31, 2002, IFT had no outstanding convertible debentures. On December 31, 2001, IFT had outstanding debentures of $155,000 less the related discount for the beneficial conversion feature of the debenture of $59,076. During 2002, IFT received proceeds of $320,000 relating to the convertible

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

debentures.

During the years ended December 31, 2002 and 2001, IFT issued 1,410,633 and 3,834,213 shares of common stock upon the conversion of $475,000 and $1,275,000 worth of convertible debentures owned by IIG. An additional $112,760 and $653,343 had been recorded as a discount on the convertible debentures and added to additional paid-in capital, relating to the beneficial conversion feature in 2002 and 2001 and the $42,750 value of 150,000 warrants related to the convertible debentures in 2001. The warrants were valued at the fair value on the date of issuance using the Black-Scholes option pricing model. The beneficial conversion feature was calculated as the excess value of the shares to be converted over the amount of the proceeds allocated to the convertible debentures.

Note 5. Stockholders' Deficit

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

Effective January 14, 2000 IFT adopted a Consultant and Employee Stock Compensation Plan. This plan provides that the Board of Directors may award shares of IFT's stock to officers, directors, consultants and employees as compensation for services. The maximum number of shares of common stock, which may be awarded under this plan, is 500,000 shares. During March 2000 IFT issued a total of 65,000 shares of common stock to five directors and recognized $178,750 as reimbursement for directors' expenses. The value of these shares, reflected in these financial statements as payroll expenses for Jonathan Burst and William J. Lindenmayer in the amount of $55,000 and as board meeting and travel expenses in the amount of $117,216 and $6,534, respectively, for the remaining directors, has been calculated based on the trading price of IFT's stock at February 23, 2000.

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

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

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

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

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

On May 8, 2000 IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement. The 300,000 shares of common stock are included in the statement of stockholders' deficit for the year ended December 31, 2002, 2001 and 2001 but are not included in earnings per share and weighted average share calculations for those periods. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT's approval. If the shares are sold and $500,000 is not generated additional shares may need to be issued to the shareholders of Blencathia. Based on the December 31, 2002 market price, $.10, of IFT's common stock, a total of 5,000,000 shares would need to be issued to generate the $500,000 proceeds.

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

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

well as their 2000 employment agreement, was unpaid and included in accrued expenses.

In 2002, IFT terminated the employment agreement with William J. Lindenmayer and amended the employment agreement with Jonathan R. Burst. The amended agreement with Mr. Burst replaced the stock grants to be issued in 2002 with 250,000 options. Expense was recognized for these options under the variable method of accounting (see Note 11). As of December 31, 2002, $287,575 of compensation relating to the 2000, 2001 and 2002 employment agreements was unpaid and included in accrued expenses.

On May 25, 2001 IFT entered into consulting agreements with four Interfacial shareholders. Common stock totaling 960,000 shares was issued and recorded as a consulting expense at the inception of the consulting agreement. The consulting agreements provide for the total issuance of 960,000 shares of common stock on May 25, 2002 and 1,180,000 shares of common stock on May 25, 2003, and IFT is recording the value of these shares ratably over the term of the consulting agreement. During 2002 and 2001, IFT issued 960,000 and 300,000 shares, respectively, relating to this agreement. IFT recorded $1,024,817 to consulting expense for the year ended December 31, 2001, relating to these consulting agreements. During 2002, IFT recorded $216,000 of expense relating to the 960,000 shares issued and a reduction in consulting expense of ($278,833) due to a reduction in value of the 880,000 shares still to be issued in May 2003 under these agreements.

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

On December 12, 2001, IFT's Board of Directors agreed to issue 125,000 shares of common stock to a Director. IFT recorded $58,750 as payroll expense and additional paid in capital in 2001. The 125,000 shares of common stock were issued in 2002, and valued at the trading price of IFT's stock on December 12, 2001.

As of December 31, 2001and 2002, IFT had a total of 150,000 common stock warrants outstanding. Warrants to purchase 75,000 shares of common stock at $0.53 per share expire March 6, 2003. Warrants to purchase 75,000 shares of common stock at $0.45 per share expire April 6, 2003.

During January 2002, IFT sold 600,000 restricted shares of common stock at a price of $.25 per share to a Director. IFT recorded payroll expense of $150,000 relating to the excess of the trading price of IFT's stock over the proceeds.

During January 2002, 500,000 restricted common shares of IFT were removed from the Interfacial Technologies' escrow account. The shares were removed because Interfacial failed to pay liabilities it had incurred prior to being bought by IFT.

During January 2002, IFT issued 125,000 shares of common stock to a Director. These shares had been

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

accrued as payroll expense and additional paid in capital as of December 31, 2001.

During February 2002, IFT sold 250,000 restricted shares of common stock at a price of $.20 per share to a consultant. IFT recorded consulting expense of $40,000 relating to the excess of the trading price of IFT's stock over the proceeds.

During April and May 2002, IFT issued a total of 340,000 shares of common stock to consultants for services. IFT recorded consulting expense of $104,900 based on the closing stock price on the date of the grants.

In July 2002, IFT entered into a consulting agreement in which IFT issued 1,250,000 shares of common stock upon inception of the agreement, and will issue an additional 1,250,000 shares at a mutually agreed upon time. The consulting agreement, for which IFT will receive strategic planning and general business consulting, is for a one-year term expiring July 31, 2003. IFT has recorded consulting expense of $140,625 through December 31, 2002 in connection with this agreement. IFT is recording the value of these shares ratably over the term of the consulting agreement.

In July 2002, IFT issued 500,000 shares of common stock to a consultant for services. The consulting agreement is for a one-year term expiring June 30, 2003. IFT has recorded consulting expense of $52,500 through December 31, 2002 in connection with this agreement. IFT is recording the value of these shares ratably over the term of the consulting agreement.

In July 2002, IFT issued 20,000 shares of common stock to a consultant for services. IFT recorded a consulting expense of $2,800 based on the closing stock price on the date of the grant.

In August 2002, IFT issued 5,000 shares of common stock to a consultant for services. IFT recorded a consulting expense of $1,300 based on the closing stock price on the date of the grant.

In August 2002, IFT issued 2,000,000 shares to a Director for services. IFT recorded a consulting expense of $460,000 based on the closing stock price on the date of the grant.

In August 2002, IFT secured $2.5 million in new capital from the sale of 13,888,889 shares of restricted common stock to R.C. Holding Company. The new capital consisted of a cash payment of $500,000 and $2,000,000 guaranteed notes to be paid in three installments. As of December 31, 2002, IFT has received $100,000 in proceeds from repayment of the note receivable. The notes have been classified as a reduction of stockholders' equity on the accompanying balance sheet.

During the twelve months ended December 31, 2002, IFT recorded consulting expense of $25,001 under an agreement in which IFT will issue 20,833 shares per month for services to consultant. IFT is recording the value of these shares ratably over the term of the consulting agreement.

Note 6. Related Party Transactions

During June 2000, IFT purchased a Directors and Officers Liability insurance policy from Burcor Insurance Group, a company owned by Jonathan Burst.

During the year 2000, IFT paid MarketMatch, Inc. $106,293 for professional services. MarketMatch, Inc. is owned and operated by William Center. William Center became a director of IFT in October 2000. He

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

subsequently resigned as a director in 2001.

During the year 2000, IFT paid Steven D. Walters, CPA $25,168 for professional services. Steven D. Walters, CPA was owned and operated by Steven Walters. Steven Walters was appointed as the Chief Financial Officer of IFT in October 2000, and he subsequently resigned in 2001.

IFT obtained general and administrative services and rents office space and equipment from Burcor Capital, LLC, a company related through common ownership (Mr. Jonathan Burst, executive officer and director of IFT, is the founder and president of Burcor Capital, LLC), under an agreement requiring monthly payments of $5,000. Expenses recorded as professional services totaled $51,848 during the twelve month period ended December 31, 2001 and $60,000 during the twelve month period ended December 31, 2000. IFT has subleased its administrative offices and administrative services from Burcor Capital under a lease agreement requiring monthly rentals of $5,000 per month through July 13, 2001. This agreement ended on October 31, 2001, at which time IFT assumed the lease on a month to month basis. In January 2002, IFT entered into a five-year lease with a third party for its office space. (Note 8)

On November 16th, 2001, IFT purchased the previously leased equipment from Burcor Capital for $12,500.

Note 7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are as follows:

December 31,                                          2002              2001
-------------------------------------------------------------------------------
Net operating loss carryforwards                 $  8,238,000      $  7,309,000
Amortization                                          700,000           718,000
Stock option expense                                  161,000                --
Accrued compensation                                   28,000            90,000
-------------------------------------------------------------------------------
                                                    9,127,000         8,117,000
Less valuation allowance                           (9,127,000)       (8,117,000)
-------------------------------------------------------------------------------
Deferred tax asset                               $         --      $         --
===============================================================================

In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. IFT has established a valuation allowance to the extent of its deferred tax assets since it is more likely than not that the benefit cannot be realized in the future.

Net operating loss carryforwards available for IFT for Federal tax purposes are as follows:

                                                                                                       Total
                                                                                                    -----------
Balance        $344,473    $1,090,666     $12,971,893    $4,213,207    $2,878,026     $2,729,826    $24,228,091
                                                                                                    -----------
Expiration       2012         2013           2019           2020          2021           2022

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to income tax benefit is as follows:

Year ended December 31,                              2002            2001            2000
-----------------------------------------------------------------------------------------
Tax benefit at federal statutory rate          (1,183,000)     (2,575,000)     (2,274,000)
Change in deferred tax valuation allowance      1,010,000       1,717,000       1,592,000
Stock based compensation                          173,000         858,000         682,000
-----------------------------------------------------------------------------------------
Income tax benefit                                     --              --              --
=========================================================================================

Note 8. Lease Commitment

As of January 1, 2002, IFT leased office space under a five-year operating lease, expiring on December 31, 2006. Future minimum lease payments are $52,800 for the years 2003, 2004, 2005, and 2006. Rent expense was $57,607, $63,408, and
$9,219 during the fiscal years ended December 31, 2002, 2001, 2000, respectively.

Note 9. Legal Proceedings

IFT is subject to various lawsuits and claims with respect to matters arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes, after consulting with counsel, that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated results, liquidity or financial positions of IFT.

Note 10. Quarterly Statements of Operation Information (Unaudited)

                                        For the Three Month Period Ended
                      March 31, 2002   June 30, 2002   September 30, 2002    December 31, 2002
                      --------------   -------------   ------------------    -----------------
Revenues                $      5,323    $      2,361         $      9,855         $      2,534
Gross profit            $      2,776    $        538         $      3,765         $     (3,808)
Net loss                $ (1,069,689)   $   (357,041)        $ (1,373,198)        $   (678,692)
Basic and diluted
 net loss per share     $       (.02)   $       (.01)        $       (.02)        $       (.02)
Weighted average
 common shares
 outstanding              47,223,346      48,508,441           56,049,132           69,735,120

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

                                             For the Three Month Period Ended
                        March 31, 2001     June 30, 2001    September 30, 2001   December 31, 2001
                        --------------     -------------    ------------------   -----------------
Revenues                  $          0      $          0          $          0        $          0
Gross profit              $          0      $          0          $          0        $          0
Net loss                  $ (1,502,286)     $ (1,570,301)         $ (1,096,967)       $ (3,405,256)
Basic and diluted
 net loss per share       $       (.06)     $       (.05)         $       (.03)       $       (.08)
Weighted average
 common shares
 outstanding                24,422,973        32,820,831            41,984,052          45,153,558

                                              For the Three Month Period Ended
                        March 31, 2000       June 30, 2000    September 30, 2000   December 31, 2000
                        --------------       -------------    ------------------   -----------------
Revenues                  $          0        $          0          $          0        $          0
Gross profit              $          0        $          0          $          0        $          0
Net loss                  $ (2,417,801)       $   (800,357)         $ (1,200,778)       $ (2,268,600)
Basic and diluted
 net loss per share       $       (.14)       $       (.04)         $       (.06)       $       (.12)
Weighted average
 common shares
 outstanding                17,096,481          17,879,918            18,716,339          18,905,000

Note 11. Options

On October 23, 2001, the Board of Directors adopted International Fuel Technology, Inc.'s Long-term Incentive Plan. The Board of Directors will be responsible for the administration of this Plan, and will grant Awards under this Plan. Subject to the express provisions of the Plan, the Board of Directors shall have full authority and sole and absolute discretion to interpret and amend this Plan, to prescribe, amend and rescind rules and regulations relating to it, and to make all other determinations which it believes to be necessary or advisable in administering this Plan. The determinations of the Board of Directors on the matters referred to in this Section shall be conclusive. No member of the Board of Directors shall be liable for any act or omission in connection with the administration of this Plan unless it resulted from the member's willful misconduct.

The maximum number of shares of common stock as to which awards may be granted under this Plan, subject to subsequent amendments, is 17,500,000 shares. The common stock which is issued on grant of awards may be authorized except for unissued shares or shares which have been issued and reacquired by IFT. The Board of Directors may increase the maximum number of shares of common stock as to which awards may be granted at such time as it deems advisable. Awards may be granted to employees or consultants of IFT in their individual capacity only.

During the twelve months ended December 31, 2002, IFT recorded $298,963 in compensation expense relating to shares that were to be issued to employees on various anniversary dates of their employment. These shares were never issued, and were replaced with grants of options under the Long-Term Incentive Plan to purchase an aggregate of 510,000 shares of common stock at exercise prices ranging from $0.14

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

to $0.25 per share, vesting immediately, and expiring in August 2007. These options are being accounted for using variable-based accounting in accordance with APB25. As a result, IFT will incur future compensation expense if the stock price exceeds the exercise price established by repricing, ranging from $0.26 to $0.48.

In August 2002, IFT granted an additional 4,850,000 stock options to employees. 3,000,000 of these options vested immediately, and the remaining options will vest after 12 or 24 months. The options have exercise prices ranging from $0.25 to $0.75, and expire in August 2007. IFT applied the intrinsic value method under APB Opinion 25 and related interpretations in accounting for these options. Accordingly, no compensation cost has been recognized, as the market price of the stock did not exceed the exercise price on the measurement date.

The following tables summarize information about stock options during the year ended December 31, 2002:

                                                                                   Weighted
                                                               Exercise Price      Average
                                                  Shares         per Share      Exercise Price
                                                ----------       ----------     --------------
Outstanding at December 31, 2001                        --
Granted                                          5,360,000       $0.14-0.75       $     0.47
Exercised                                               --               --               --
Cancelled                                               --               --               --
                                                ----------

Outstanding at December 31, 2002                 5,360,000       $0.14-0.75       $     0.47
                                                ==========       ==========       ==========

Options excercisable at December 31, 2002        3,510,000       $0.14-0.75       $     0.46
                                                ==========       ==========       ==========

                                      Options Outstanding                    Options Exercisable
                        ------------------------------------------------  --------------------------
                                           Weighted
                            Number          Average                           Number        Weighted
                        Outstanding at     Remaining         Weighted     Exercisable at    Average
                         December 31,     Contractual         Average      December 31,     Exercise
Exercise Price              2002             Life         Exercise Price      2002           Price
----------------------------------------------------------------------------------------------------
$0.14 - $0.25             1,510,000           4.7              $0.23        1,510,000        $0.23

$0.50 - $0.75             3,850,000           4.7               0.56        2,000,000         0.63
                        -------------     -----------     --------------  --------------    --------

                          5,360,000           4.7              $0.47        3,510,000        $0.46
                        =============     ===========     ==============  ==============    ========

During the twelve months ended December 31, 2002, IFT recorded consulting expense of $174,167 in connection with the granting of 3,000,000 stock options to non-employees. 1,000,000 of these options vested immediately and were recorded as consulting expense at that time. The remaining 2,000,000 options will vest after 12 and 24 months, and the fair value of these options are being recorded as consulting expense ratably over the vesting period. The options have exercise prices ranging from $0.25

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

to $0.75 and expire in August 2007. Additional consulting expense will be recognized each period, based on the market value of IFT's stock, until the options become fully vested.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By: /s/ Jonathan R. Burst                      Date               March 31, 2003
    -------------------------------------                    -------------------
    Jonathan R. Burst
    President and Chief Executive Officer

By: /s/ Michael F. Obertop                     Date               March 31, 2003
    -------------------------------------                    -------------------
    Michael F. Obertop
    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jonathan R. Burst                      Date               March 31, 2003
    -------------------------------------                    -------------------
    Jonathan R. Burst
    Chairman of the Board

By: /s/ Rex Carr                               Date               March 31, 2003
    -------------------------------------                    -------------------
    Rex Carr
    Director

By: /s/ Ian Williamson                         Date               March 31, 2003
    -------------------------------------                    -------------------
    Ian Williamson
    Director

By  /s/ David B. Norris                        Date               March 31, 2003
    -------------------------------------                    -------------------
    David B. Norris
    Director

By: /s/ Harry Demetriou                        Date               March 31, 2003
    -------------------------------------                    -------------------
    Harry Demetriou
    Director

By: /s/ John P. Stupp Jr.                      Date             March 31, 2003
    -------------------------------------                    -------------------
    John P. Stupp Jr.
    Director

By: /s/ Tony Cross                             Date             March 31, 2003
    -------------------------------------                    -------------------
    Tony Cross
    Director

                                  CERTIFICATION

I, Jonathan R. Burst, certify that:

      1. I have reviewed this annual report on Form 10-K of International Fuel Technology, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

         By: /s/ Jonathan R. Burst
            ------------------------------
            Jonathan R. Burst
            Chief Executive Officer

                                  CERTIFICATION

I, Michael F. Obertop, certify that:

      1. I have reviewed this annual report on Form 10-K of International Fuel Technology, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

         By: /s/ Michael F. Obertop
            -----------------------------
            Michael F. Obertop
            Chief Financial Officer

                        CERTIFICATION OF PERIODIC REPORT

      I, Jonathan R. Burst, the chief executive officer of International Fuel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to the best of my knowledge:

(1) the Annual Report on Form 10-K of the Company for the year ended December 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Dated:  March 31, 2003                           By:  /s/ Jonathan R. Burst
                                                      --------------------------
                                                          Jonathan R. Burst
                                                       Chief Executive Officer

      I, Michael F. Obertop, the chief financial officer of International Fuel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to the best of my knowledge:

(1) the Annual Report on Form 10-K of the Company for the year ended December 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Dated:  March 31, 2003                           By:  /s/ Michael F. Obertop
                                                      --------------------------
                                                          Michael F. Obertop
                                                        Chief Fiancial Officer

Consent of Independent Certified Public Accountants

International Fuel Technology, Inc.
St. Louis, Missouri

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Numbers 333-74596 and 333-96261) of our report dated January 29, 2003 relating to the financial statements of International Fuel Technology, Inc. appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Our report contains an explanatory paragraph regarding the Company's ability to continue as a going concern.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 31, 2003