Form 10-Q
period 2003-03-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2003-05-15
CIK 1078723

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended _ March 31, 2003

                                       OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to ________

                       Commission file number: 000-25367

                       International Fuel Technology, Inc.
             (Exact name of registrant as specified in its charter)


                       Nevada                                            88-0357508
           (State or other jurisdiction of                      (IRS Employer Identification No.)
            incorporation or organization)

      7777 Bonhomme, Suite 1920, St. Louis, Missouri                       63105
          (Address of principal executive offices)                    (Zip Code)

                                   (314) 727- 3333
                           (Registrant's telephone number)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    |X|       No    |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

                  Yes    |_|       No    |X|

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on May 9, 2003, as reported on the OTC Bulletin Board, was $8,171,592.

      Number of shares of common stock outstanding as of May 9, 2003: 77,824,687

                                    FORM 10-Q

                  For The Quarterly Period Ended March 31, 2003

                                      INDEX

Part I - FINANCIAL INFORMATION                                               Page

      Item  1- Financial Statements
               Balance Sheets - March 31, 2003 and
                 December 31, 2002                                             3

               Statements of Operations - Three Month
                 Period Ended March 31, 2003 and 2002                          4

               Statement of Stockholders' Equity - Three Months
                 Ended March 31, 2003                                          5

               Statements of Cash Flows - Three Months Ended
                 March 31, 2003 and 2002                                       6

               Notes to Financial Statements                               7 - 8

      Item  2- Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       9 - 11

      Item  3 - Quantitative and Qualitative Disclosures
                 about Market Risk                                            11

      Item  4 - Controls and Procedures                                       11

Part II - OTHER INFORMATION

      Item  1 - Legal Proceedings                                             12

      Item  6 - Exhibits and Reports on Form 8-K                              12

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

                                                       March 31,       December 31,
ASSETS                                                   2003              2002
-----------------------------------------------------------------------------------
                                                      (Unaudited)
Current Assets
  Cash                                                $     62,112     $     13,662
  Accounts Receivable                                        3,338            3,338
  Inventory                                                  8,949            7,070
  Prepaid Expenses                                          35,000           15,250
  Notes Receivable                                          35,000           35,000
                                                      ------------     ------------
                Total current assets                       144,399           74,320
                                                      ------------     ------------
Property and Equipment
  Machinery and equipment                                   26,881           26,881
  Accumulated depreciation                                 (14,402)         (12,687)
                                                      ------------     ------------
                Total property and equipment                12,479           14,194
                                                      ------------     ------------

Purchased Technology, Net of accumulated
  amortization of $733,333 and $633,333 at
  March 31, 2003 and December 31, 2002,
   respectively                                          1,666,668        1,766,668
Goodwill                                                 2,211,805        2,211,805
                                                      ------------     ------------
                Total assets                          $  4,035,351     $  4,066,987
                                                      ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                    $    170,377     $    145,773
  Accrued compensation                                     313,464          304,909
  Other accrued expenses                                   115,000          115,000
  Accrued interest                                          29,938           27,500
                                                      ------------     ------------
                Total current liabilities                  628,779          593,182

Long-Term Liabilities
  Notes payable to stockholder                             162,500          162,500
                                                      ------------     ------------
                Total liabilities                          791,279          755,682
                                                      ------------     ------------

Commitments and Contingencies
Stockholders' Equity
  Common stock, $.01 par value; authorized,
    150,000,000, 77,524,689 shares issued and
    outstanding at March 31,
    2003 and December 31, 2002                             775,247          775,247
  Discount on common stock                                (819,923)        (819,923)
  Additional paid-in capital                            37,553,285       37,403,979
  Accumulated deficit                                  (32,931,204)     (32,147,998)
                                                      ------------     ------------
                                                         4,577,405        5,211,305
  Note Receivable - Stockholder                         (1,333,333)      (1,900,000)
                                                      ------------     ------------
                Total stockholders' equity               3,244,072        3,311,305
                                                      ------------     ------------
                                                      $  4,035,351     $  4,066,987
                                                      ============     ============

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

                                                       Three Months         Three Months
                                                     Ended March 31,     Ended December 31,
                                                           2003                 2002
-------------------------------------------------------------------------------------------
                                                        (Unaudited)
Revenues                                             $      1,295           $      5,323
Cost of Goods Sold                                            784                  2,547
                                                     ------------          -------------
Gross Profit                                                  511                  2,776
                                                     ------------          -------------
Operating Expenses
   Selling, general and administrative expenses           679,564                889,032
   Depreciation and amortization                          101,715                101,716
                                                     ------------          -------------
                Total operating expenses                  781,279                990,748
                                                     ------------          -------------

          Net loss from operations                       (780,768)              (987,972)

          Interest income                                    --                   13,374
          Interest expense                                 (2,438)               (95,091)
                                                     ------------          -------------
                Total other expense, net                   (2,438)               (81,717)
                                                     ------------          -------------

          Net loss                                   $   (783,206)          $ (1,069,689)
                                                     ============          =============
                Basic and diluted net loss           $      (0.01)          $      (0.02)
                 per common share                    ============          =============

   Weighted average common shares outstanding          69,474,685             47,223,346

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF STOCKHOLDERS'
EQUITY FOR THE THREE MONTHS ENDED
MARCH 31, 2003
(Unaudited)

                                                Common       Common     Discount on
                                                Stock        Stock        Common        Additional        Notes
                                                Shares       Amount       Stock      Paid-In Capital    Receivable
--------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2003                      77,524,689    $775,247    ($819,923)     $37,403,979     ($1,900,000)
Payments received on notes receivable               --          --           --               --           566,667
Accrued stock based services                        --          --           --            105,558            --
Consulting expense relating to stock
 option grants                                      --          --           --             43,748            --
Net loss                                            --          --           --               --              --
--------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003                       77,524,689    $775,247    ($819,923)     $37,553,285     ($1,333,333)
====================================================================================================================

                                               Accumulated
                                                 Deficit           Total
--------------------------------------------------------------------------------
Balance, January 1, 2003                      ($32,147,998)    $ 3,311,305
Payments received on notes receivable                 --           566,667
Accrued stock based services                          --           105,558
Consulting expense relating to stock
 option grants                                        --            43,748
Net loss                                          (783,206)       (783,206)
--------------------------------------------------------------------------------
Balance, March 31, 2003                       ($32,931,204)    $ 3,244,072
================================================================================


See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

                                                      Three Months    Three Months
                                                         Ended            Ended
                                                       March 31,        March 31,
                                                         2003             2002
----------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                             $(783,206)       $(1,069,689)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation/Amortization                            101,715            101,716
  Non-cash stock compensation                          149,306            547,211
  Interest expense recognized - discount
and conversion of debt                                    --               85,641
  Change in assets and liabilities:
    Increase in prepaid expenses                       (19,750)              --
    Increase in accrued compensation                     8,555               --
    Increase in accounts receivable                       --               (5,323)
    Increase in inventory                               (1,879)            (4,058)
    (Decrease)/Increase in accounts payable             24,604           (112,017)
    Increase in other accrued expenses                    --               11,874
    Increase in accrued interest                         2,438              2,438
                                                     ---------        -----------
Net cash used in operating activities                 (518,217)          (442,207)
                                                     ---------        -----------
Cash Flows from Investing Activities:
  Proceeds from repayments of notes receivable            --               14,441
                                                     ---------        -----------
Net cash provided by investing activities                 --               14,441
                                                     ---------        -----------

Cash Flows from Financing Activities:
  Proceeds from common stock issued                       --              200,000
  Proceeds from note receivable - stockholder          566,667               --
  Proceeds from convertible debentures                    --              245,000
                                                     ---------        -----------
Net cash provided by financing activities              566,667            445,000
                                                     ---------        -----------
Net increase in cash                                    48,450             17,234
  Cash, beginning                                       13,662             33,168
                                                     ---------        -----------
  Cash, ending                                       $  62,112        $    50,402
                                                     =========        ===========

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

      These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in IFT's annual report on Form 10-K for the twelve month period ended December 31, 2002. IFT follows the same accounting policies in preparation of interim reports.

      Note 2 -- Ability to Continue as a Going Concern

      IFT's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. IFT has incurred significant losses since inception and has previously had limited funds with which to operate. Management is in the process of executing a strategy based upon developing pollution emission control technologies that also offer enhanced engine performance with respect to greater fuel economy. IFT has several technologies in the commercialization phase and in development, and may seek to add other technologies through acquisitions. IFT has received necessary regulatory and commercial acceptance for its products currently in the commercialization phase. During the first quarter of 2002, IFT began selling its products directly to the commercial marketplace. IFT expects to begin licensing its products and increasing its direct sales to the marketplace, with IFT eventually generating a level of revenues sufficient to meet IFT's working capital requirements. While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of $1,000,000 over the remainder of the 2003 fiscal year will be necessary in order to enable us to meet our capital needs. Management believes the proceeds from its financing from R.C. Holding (see below) will be used as follows: $75,000 for commercial fleet testing programs, $175,000 for professional fees and advertising $600,000 for salary expenses and $150,000 working capital for administrative and other capital needs, including investigation of future acquisitions, if any.

      On August 15, 2002 IFT secured $2.5 million in new capital from the sale of restricted common stock to R.C. Holding Company. The new capital consisted of a cash payment of $500,000 and guaranteed notes to be paid in three installments of $666,667 due in January 2003, June 2003 and January 2004. As of December 2002, IFT received $100,000 in proceeds in advance on the first installment from repayment of the notes receivable. In January 2003, IFT received the remaining $566,667 of the first installment. In April 2003, IFT received $400,000 in advance on the next installment.

      The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

      Note 3 - Accounting for Stock-Based Compensation

      IFT applies the intrinsic value method under APB Opinion 25 and related interpretations in accounting for employee stock options, which represents the excess of market price of the stock over the exercise price on the measurement date.

INTERNATIONAL FUEL TECHNOLOGY, INC.

      IFT has elected to continue to utilize the accounting provisions of APB25 for stock options and is required to provide pro forma disclosures of net loss and loss per share had IFT adopted the fair value method under SFAS No. 123.

      The weighted-average, grant date fair value of stock options granted to employees during the period and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123, are as follows:


        Significant assumptions (weighted average)
            Weigthed average fair value per options granted                 $    0.50
            Risk-free interest rate at grant date                                2.21%
            Expected stock price volatility                                       1.5
            Expected dividend payout                                                0
            Expected option life (years)                                            4

        Net loss
            As Reported                                                     ($783,206)
            Deduct total stock-based employee compensation expense
               determined under the fair value based method                  ($29,936)
                                                                            ---------
            Proforma                                                        ($813,142)
                                                                            =========

        Net loss per share
            As Reported                                                        ($0.01)
            Proforma                                                           ($0.01)

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

Three Months Ended March 31, 2003 compared to the Three Months Ended March 31, 2002

Total operating expenses were $781,279 for the three months ended March 31, 2003, as compared to the operating expenses of $990,748 for the three month period ended March 31, 2002. This represents a $209,469 decrease from the prior period. Decreased operating expenses in the current period compared to the prior period are a result of a decrease of selling, general and administrative expenses in 2002, as described below.

Selling, general and administrative expenses for the three months ended March 31, 2003 were $679,564, as compared to the selling, general and administrative expenses of $889,032 for the three month period ended March 31, 2002. This represents a decrease of $209,468 from the prior period. This decrease can be attributed to the reduction of officer stock awards and payroll to directors.

Amortization and depreciation expenses for the three months ended March 31, 2003 were $101,715, as compared to $101,716 for the corresponding period in 2002.

Interest expense was $2,438 for the three months ended March 31, 2003, as compared to the interest expense of $95,091 for the three month period ended March 31, 2002. The decrease is primarily attributable to the conversions of debt into equity in 2002.

The net loss for the three months ended March 31, 2003 was $783,206 as compared to the net loss of $1,069,689 for the three months ended March 31, 2002. This represents a $286,483 decrease from the prior period, primarily due to a reduction of officer stock awards and payroll to directors. The basic and dilutive net loss per common share for the three months ended March 31, 2003 was $.01 as compared to the basic and dilutive net loss per common share of $.02 for the three months ended March 31, 2002.

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

Liquidity and Capital Resources

A critical component of management's operating plan impacting the continued existence of IFT is the ability to obtain additional capital through additional debt and/or equity financing. Management does not anticipate that IFT will generate a positive internal cash flow until such time as IFT can generate revenues from license fees from its products, which may take the next few years to realize. If IFT cannot obtain the necessary capital to pursue its business plan, IFT may have to cease or significantly curtail its operations. This would materially impact its ability to continue as a going concern. The independent auditor's reports included with the financial statements filed in IFT's 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2003 indicates that there is a substantial doubt that IFT can continue as a going concern.

A significant portion of IFT's operating loss relates to charges for non-cash operating expenses such as amortization and depreciation, employee stock-based compensation and consulting services fees paid in IFT's common stock. IFT has offset its capital needs primarily through the issuance of common stock to its employees and consultants as compensation for services rendered. In addition, for the three months ended March 31, 2003, IFT has raised $566,667 in cash from a note receivable relating to the issuance of restricted common stock as described herein.

IFT has not made significant cash investments in property and equipment or in the acquisition of companies or technologies.

The cash used in operating activities was $518,217 for the three months ended March 31, 2003 as compared to cash used in operating activities of $442,207 for the three months ended March 31, 2002. Cash used in operations for the three months ended March 31, 2003 increased primarily because less stock was issued for services and compensation in the first quarter of 2003. Instead, more cash was issued for services and compensation. The cash provided by investing activities was $0 for the three months ended March 31, 2003 as compared to $14,441 provided by investing activities for the three months ended March 31, 2002, because there were no proceeds from repayments of notes receivable. The cash provided by financing activities was $566,667 for the three months ended March 31, 2003 as compared to $445,000 provided by financing activities for the three months ended March 31, 2002. Cash provided by financing activities for the three months ended March 31, 2003 related to proceeds from a note receivable issued relating to the sale of restricted common stock to R.C. Holding Company on August 15, 2002. Net cash increased by $48,450 for the three months ended March 31, 2003 as compared to net cash increasing by $17,234 for the three months ended March 31, 2002.

Working capital at March 31, 2003 was ($484,380) as compared to ($518,862) at December 31, 2002.

On August 15, 2002 IFT secured $2.5 million in new capital from the sale of restricted common Stock to R.C. Holding Company. The new capital consisted of a cash payment of $500,000 and guaranteed notes to be paid in three installments of $666,667 due in January 2003, June 2003 and January 2004. As of March 31, 2003, IFT has received $666,667 for the first installment. In April 2003, IFT received $400,000 in advance on the next installment.

While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $1 million over the remainder of the 2003 fiscal year will be necessary in order to enable us to meet our current capital needs. These cash requirements will be met through the arrangement with R.C. Holding Company. Management believes that the proceeds from this financing will be used as follows: $75,000 for commercial fleet testing programs, $175,000 for professional fees and advertising, $600,000 for salary expenses and $150,000 working capital for administrative and other capital needs, including investigation of future acquisitions, if any.

Subsequent Events

None

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, operations of IFT may be exposed to fluctuations in interest rates. These fluctuations can vary the cost of financing, investing and operating transactions. IFT has debt totaling 21% of total liabilities at fixed rates of interest and fluctuations in the interest rate could have a material impact on the underlying fair value.

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

Item 6. Exhibits and Reports on Form 8-K

      (a)   The following exhibits are filed as part of this report:

            Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section
                           1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)


By: /s/ Jonathan R. Burst                     Date: May 15, 2003
    ----------------------------------
    Jonathan R. Burst
    Chief Executive Officer


By: /s/ Michael F. Obertop                    Date  May 15, 2003
    ----------------------------------
    Michael F. Obertop
    Chief Financial Officer

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

Date: May 15, 2003

By: /s/ Jonathan R. Burst
    ---------------------------------
    Jonathan R. Burst
    Chief Executive Officer

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

Date: May 15, 2003

By: /s/ Michael F. Obertop
    ---------------------------------
    Michael F. Obertop
    Chief Financial Officer