Form 10-Q
period 2003-06-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2003-08-12
CIK 1078723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2003

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _______ to _______

                        Commission file number: 000-25367

                       International Fuel Technology, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                        88-0357508
             ------                                        ----------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

           7777 Bonhomme, Suite 1920, St. Louis, Missouri    63105
           --------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

                                 (314) 727-3333
                         -------------------------------
                         (Registrant's telephone number)

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

                               Yes |_|     No |X|

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on August 11, 2003, as reported on the OTC Bulletin Board, was $5,272,852.

      Number of shares of common stock outstanding as of August 11, 2003:
70,304,687

                                    FORM 10-Q

                  For The Quarterly Period Ended June 30, 2003

                                      INDEX

Part I - FINANCIAL INFORMATION                                              Page

Item 1 - Financial Statements

         Balance Sheets - June 30, 2003 and December 31, 2002                  3

         Statements of Operations - Three Month and Six Month Periods
           Ended June 30, 2003 and 2002                                        4

         Statement of Stockholders' Equity - Six Months Ended
           June 30, 2003                                                       5

         Statements of Cash Flows - Six Months Ended June 30, 2003
           and 2002                                                            6

         Notes to Financial Statements                                     7 - 9

Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                 10 - 12

Item 3 - Quantitative and Qualitative Disclosures about Market Risk           13

Item 4 - Controls and Procedures                                              13

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    13

Item 6 - Exhibits and Reports on Form 8-K                                     13

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

                                                                        June 30,        December 31,
ASSETS                                                                    2003              2002
----------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
Current Assets
  Cash                                                                $     19,705      $     13,662
  Accounts Receivable                                                        3,338             3,338
  Inventory                                                                  8,708             7,070
  Prepaid Expenses                                                          14,432            15,250
  Notes Receivable                                                          35,000            35,000
                                                                      ------------      ------------
                        Total current assets                                81,183            74,320
                                                                      ------------      ------------

Property and Equipment
  Machinery and equipment                                                   26,881            26,881
  Accumulated depreciation                                                 (16,118)          (12,687)
                                                                      ------------      ------------
                    Total property and equipment                            10,763            14,194
                                                                      ------------      ------------

Purchased Technology, Net of accumulated amortization of $833,333
and $633,333 at June 30, 2003 and December 31, 2002, respectively        1,566,668         1,766,668
Goodwill                                                                 2,211,805         2,211,805
                                                                      ------------      ------------
                         Total assets                                 $  3,870,419      $  4,066,987
                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                    $    197,884      $    145,773
  Accrued compensation                                                     280,513           304,909
  Other accrued expenses                                                    50,000           115,000
  Accrued interest                                                          32,375            27,500
                                                                      ------------      ------------
                         Total current liabilities                         560,772           593,182

Long-Term Liabilities
  Notes payable to stockholder                                             162,500           162,500
                                                                      ------------      ------------
                         Total liabilities                                 723,272           755,682
                                                                      ------------      ------------

Commitments and Contingencies
Stockholders' Equity
  Common stock, $.01 par value; authorized, 150,000,000,
    70,304,687 and 77,524,689 shares issued and outstanding
    at June 30, 2003 and December 31, 2002, respectively                   703,047           775,247
  Discount on common stock                                                (819,923)         (819,923)
  Additional paid-in capital                                            37,725,122        37,403,979
  Accumulated deficit                                                  (33,661,100)      (32,147,998)
                                                                      ------------      ------------
                                                                         3,947,146         5,211,305
  Note Receivable - Stockholder                                           (799,999)       (1,900,000)
                                                                      ------------      ------------
                          Total stockholders' equity                     3,147,147         3,311,305
                                                                      ------------      ------------
                                                                      $  3,870,419      $  4,066,987
                                                                      ============      ============

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)                                                     Three Months                         Six Months
                                                                Ended June 30                      Ended June 30
                                                           2003              2002              2003              2002
------------------------------------------------------------------------------------------------------------------------
Revenues                                                       571             2,361             1,865             7,684
Cost of Revenues                                               322             1,823             1,105             4,370
                                                        ----------------------------------------------------------------
Gross Profit                                                   249               538               760             3,314
                                                        ----------------------------------------------------------------

Operating Expenses
   Selling, general and administrative expenses            625,991           196,054         1,305,555         1,085,086
   Depreciation and amortization                           101,716           101,715           203,431           203,431
                                                        ----------------------------------------------------------------
                       Total operating expenses            727,707           297,769         1,508,986         1,288,517
                                                        ----------------------------------------------------------------
              Net loss from operations                    (727,458)         (297,231)       (1,508,226)       (1,285,203)

              Interest income                                    0             3,128                 0            16,502
              Interest expense                              (2,438)          (62,938)           (4,876)         (158,029)
                                                        ----------------------------------------------------------------
              Total other expense, net                      (2,438)          (59,810)           (4,876)         (141,527)
                                                        ----------------------------------------------------------------

              Net loss                                   ($729,896)        ($357,041)       (1,513,102)       (1,426,730)

                       Basic and diluted net loss           ($0.01)           ($0.01)           ($0.02)           ($0.03)
                         per common share

Weighted average common shares outstanding              69,838,685        48,508,441        69,656,685        47,900,522

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2003 (Unaudited)

                                                      Common     Common  Discount on
                                                       Stock      Stock    Common       Additional      Notes      Accumulated
                                                      Shares     Amount     Stock    Paid-In Capital  Receivable      Deficit
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2003                            77,524,689  $775,247  ($819,923)   $37,403,979   ($1,900,000)  ($32,147,998)
Payments received on notes receivable                       --        --         --             --     1,100,001             --
Proceeds from issuance of stock                        300,000     3,000         --         27,000            --             --
Accrued stock based services                           480,000     4,800         --        228,677            --             --
Consulting expense relating to stock option grants          --        --         --        (14,534)           --             --
Cancellation of Interfacial escrow shares           (8,000,002)  (80,000)        --         80,000            --             --
Net loss                                                    --        --         --             --            --     (1,513,102)
--------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2003                              70,304,687  $703,047  ($819,923)   $37,725,122     ($799,999)  ($33,661,100)
================================================================================================================================


                                                          Total
------------------------------------------------------------------
Balance, January 1, 2003                               $3,311,305
Payments received on notes receivable                   1,100,001
Proceeds from issuance of stock                            30,000
Accrued stock based services                              233,477
Consulting expense relating to stock option grants        (14,534)
Cancellation of Interfacial escrow shares                       0
Net loss                                               (1,513,102)
------------------------------------------------------------------
Balance, June 30, 2003                                 $3,147,147
==================================================================


See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                     Six Months       Six Months
                                                                       Ended            Ended
                                                                      June 30,         June 30,
                                                                        2003             2002
-------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                                            $(1,513,102)     $(1,426,730)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation/Amortization                                             203,431          203,431
  Non-cash stock compensation                                           218,942          402,700
  Interest expense recognized - discount and conversion of debt              --          146,130
  Change in assets and liabilities:
    Decrease in prepaid expenses                                            818               --
    Increase in accounts receivable                                          --           (6,442)
    Increase in inventory                                                (1,638)         (15,302)
    Increase/(Decrease) in accounts payable                              52,111         (104,884)
    (Decrease)/Increase in accrued expenses                             (89,396)          36,741
    Increase in accrued interest                                          4,875            4,875
                                                                    ----------------------------
Net cash used in operating activities                                (1,123,958)        (759,481)
                                                                    ----------------------------

Cash Flows from Investing Activities:
  Proceeds from repayments of notes receivable                               --           36,941
Net cash provided by investing activities                                    --           36,941
                                                                    ----------------------------

Cash Flows from Financing Activities:
  Proceeds from common stock issued                                      30,000          200,000
  Proceeds from note receivable - stockholder                         1,100,001          250,000
  Proceeds from convertible debentures                                       --          320,000
                                                                    ----------------------------
Net cash provided by financing activities                             1,130,001          770,000
                                                                    ----------------------------

Net increase in cash                                                      6,043           47,460
  Cash, beginning                                                        13,662           33,168
                                                                    ----------------------------
  Cash, ending                                                      $    19,705      $    80,628
                                                                    ============================

Schedule of non-cash investing and financing activities
  Discount on issuance of convertible debt                          $        --      $   112,759
  Conversion of debt to common stock                                $        --      $   400,000

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

Note 2 -- Ability to Continue as a Going Concern

IFT's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. IFT has incurred significant losses since inception and has previously had limited funds with which to operate. Management is in the process of executing a strategy based upon developing pollution emission control technologies that also offer enhanced engine performance with respect to greater fuel economy. IFT has several technologies in the commercialization phase and in development, and may seek to add other technologies through acquisitions. IFT has received necessary regulatory and commercial acceptance for its products currently in the commercialization phase. During the first quarter of 2002, IFT began selling its products directly to the commercial marketplace. IFT expects to begin licensing its products and increasing its direct sales to the marketplace, with IFT eventually generating a level of revenues sufficient to meet IFT's working capital requirements. While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of $800,000 over the second half of the 2003 fiscal year will be necessary in order to enable us to meet our capital needs. Management believes the proceeds from its financing from R.C. Holding (see below) will be used as follows: $50,000 for commercial fleet testing programs, $150,000 for professional fees and marketing, $500,000 for salary expenses and $100,000 working capital for administrative and other capital needs, including investigation of future acquisitions, if any.

On August 15, 2002 IFT secured $2.5 million in new capital from the sale of restricted common stock to R.C. Holding Company. The new capital consisted of a cash payment of $500,000 and guaranteed notes to be paid in three installments of $666,667 due in January 2003, June 2003 and January 2004. As of December 2002, IFT received $100,000 in proceeds in advance on the first installment from repayment of the notes receivable. In January 2003, IFT received the remaining $566,667 of the first installment. In April 2003, IFT received $400,000 in advance on the next installment. In May 2003, IFT received $133,334 in advance on the next installment. In July 2003, IFT received the remainder of the July installment in the amount of $133,333 and an advance on the next installment in the amount of $266,667.

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

                                                                    Three months     Six months
Significant assumptions (weighted average)                         ended 6/30/03    ended 6/30/03
                                                                   -------------    -------------
    Weigthed average fair value per options granted                    $0.50               $0.50
    Risk-free interest rate at grant date                               2.21%               2.21%
    Expected stock price volatility                                      1.5                 1.5
    Expected dividend payout                                               0                   0
    Expected option life (years)                                           4                   4

Net loss
    As Reported                                                    ($729,896)        ($1,513,102)
    Deduct total stock-based employee compensation expense
       determined under the fair value based method                  ($5,546)           ($35,482)
                                                                   -----------------------------
    Proforma                                                       ($735,442)        ($1,548,584)
                                                                   =============================

Net loss per share
    As Reported                                                       ($0.01)             ($0.02)
    Proforma                                                          ($0.01)             ($0.02)

Note 4 - Cancellation of Interfacial Escrow Shares

On May 25, 2001 IFT issued 12,500,001 common shares to the shareholders of Interfacial Technology Ltd. ("Interfacial") to acquire all of Interfacial's outstanding common stock. Interfacial is a company formed in May 2000 which has since its inception focused its efforts to develop proprietary fuels and fuel additive formulations that will improve fuel economy, enhance lubricity and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels. IFT acquired Interfacial because it believed their technology could be more expeditiously and cost effectively brought to market than its previously acquired PEERFUELtm technology. The purchase price of approximately $6,750,000 was determined based on the market price of IFT's common stock on the date the acquisition was announced. Stock certificates for an additional 8,500,002 common shares were placed in an escrow account subject to a performance escrow agreement that provided for the release of the stock certificates to the Interfacial shareholders based on the achievement of certain revenue levels by IFT. In January 2002, IFT and the former shareholders of Interfacial agreed to reduce the additional shares subject to the performance escrow by 500,000 shares. In May 2003, IFT cancelled the remaining 8,000,002 shares in the escrow account as a result of IFT not achieving the revenue levels described in the performance agreement.

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

Overview

IFT has developed a family of fuel blends that have been created through the use of proprietary fuel additives. IFT is now in the process of patenting the fuel additives and resulting fuel blends as part of its efforts to commercialize these fuel blends. The individual fuel blends incorporating the IFT additive formulations include base fuel with additive only, base fuel with kerosene, base fuel with biodiesel, base fuel with ethanol, and base fuel with an urea/water solution. IFT seeks to commercialize these fuel blends on a global basis through the use of strategic partnerships with a variety of targeted companies including fuel refiners, distributors of fuel additives, Original Equipment Manufacturers, and other companies.

Three and Six Months Ended June 30, 2003 compared to the Three and Six Months Ended June 30, 2002

Total operating expenses were $727,707 for the three months ended June 30, 2003, as compared to the operating expenses of $297,769 for the three month period ended June 30, 2002. This represents a $429,938 increase from the prior period. Increased operating expenses in the current period compared to the prior period are a result of an increase of selling, general and administrative expenses in 2003, as described below. Total operating expenses were $1,508,986 for the six months ended June 30, 2003, as compared to the operating expenses of $1,288,517. This represents a $220,469 increase from the prior period. Increased operating expenses are a result of an increase in selling, general and administrative expenses in 2003, as described below.

Selling, general and administrative expenses for the three months ended June 30, 2003 were $625,991, as compared to the selling, general and administrative expenses of $196,054 for the three month period ended June 30, 2002. This represents an increase of $429,937 from the prior period. This increase is due to an increase of legal fees and consulting fees. Legal fees increased due to the defense of a lawsuit and patent applications. Consulting fees increased because IFT hired 6 consultants internationally to represent IFT. Total selling, general and administrative expenses were $1,305,555 for the six months ended June 30, 2003 as compared to selling, general and administrative expenses of $1,085,086 for the six months ended June 30, 2003. This represents an increase of $220,469 from the prior period. This increase can be attributed to an increase in legal fees and consulting fees. Legal fees increased due to the lawsuit defense and patent applications. Consulting fees increased because IFT hired 6 consultants internationally to represent IFT.

Amortization and depreciation expenses for the three months ended June 30, 2003 were $101,716, as compared to $101,715 for the corresponding period in 2002. Amortization and depreciation expenses for the six months ended June 30, 2003 were $203,431 as compared to $203,431 for the corresponding period in 2002.

Interest expense was $2,438 for the three months ended June 30, 2003, as compared to the interest expense of $62,938 for the three month period ended June 30, 2002. The decrease is primarily attributable to the conversions of debt into equity in 2002. Interest expense for the six months ended June 30, 2003 was $4,876 as compared to the interest expense of $158,029 for the corresponding period in 2002. The decrease is primarily attributable to the conversions of debt into equity in 2002.

The net loss for the three months ended June 30, 2003 was $729,896 as compared to the net loss of $357,041 for the three months ended June 30, 2002. This represents a $372,855 increase from the prior period, primarily due to an increase in legal fees and consulting fees. The net loss for the six month period ended June 30, 2003 was $1,513,102 as compared to the net loss of $1,426,730 for the corresponding period in 2002. This represents an increase of $86,372 from the prior period, which is due to an increase in legal fees and consulting fees. The basic and dilutive net loss per common share for the three months ended June 30, 2003 was $.01 as compared to the basic and dilutive net loss per common share of $.01 for the three months ended June 30, 2002. The basic and dilutive net loss per common share for the six months ended June 30, 2003 was $.02 as compared to the basic and dilutive net loss per common share of $.03 for the six months ended June 30, 2002.

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

A significant portion of IFT's operating loss relates to charges for non-cash operating expenses such as amortization and depreciation, employee stock-based compensation and consulting services fees paid in IFT's common stock. IFT has offset its capital needs primarily through the issuance of common stock to its employees and consultants as compensation for services rendered. In addition, for the six months ended June 30, 2003, IFT has raised $1,100,001 in cash from a note receivable relating to the issuance of restricted common stock as described herein.

IFT has not made significant cash investments in property and equipment or in the acquisition of companies or technologies.

The cash used in operating activities was $1,123,958 for the six months ended June 30, 2003 as compared to cash used in operating activities of $759,481 for the six months ended June 30, 2002. Cash used in operations for the six months ended June 30, 2003 increased primarily because less stock was issued for services and compensation, instead more cash was issued for services and compensation. The cash provided by investing activities was $0 for the six months ended June 30, 2003 as compared to $36,941 provided by investing activities for the six months ended June 30, 2002, because there were no proceeds from repayments of notes receivable. The cash provided by financing activities was $1,130,001 for the six months ended June 30, 2003 as compared to $770,000 provided by financing activities for the six months ended June 30, 2002. Cash provided by financing activities for the six months ended June 30, 2003 related primarily to proceeds from a note receivable issued relating to the sale of restricted common stock to R.C. Holding Company on August 15, 2002. Net cash increased by $6,043 for the six months ended June 30, 2003 as compared to net cash increasing by $47,460 for the six months ended June 30, 2002.

Working capital at June 30, 2003 was ($479,589) as compared to ($518,862) at December 31, 2002.

On August 15, 2002, IFT secured $2.5 million in new capital from the sale of restricted common Stock to R.C. Holding Company. The new capital consisted of a cash payment of $500,000 and guaranteed notes to be paid in three installments of $666,667 due in January 2003, June 2003 and January 2004. As of March 31, 2003, IFT has received $666,667 for the first installment. In April 2003, IFT received $400,000 in advance on the next installment. In May 2003, IFT received $133,334 in advance on the next installment. In July 2003, IFT received the remainder of the July installment in the amount of $133,333 and an advance on the next installment in the amount of $266,667.

While management cannot make any assurance as to the accuracy of its projections of future capital needs, it is anticipated that a total of approximately $800,000 over the second half of the 2003 fiscal year will be necessary in order to enable IFT to meet its current capital needs. These cash requirements will be met through the arrangement with R.C. Holding Company. Management believes that the proceeds from this financing will be used as follows: $50,000 for commercial fleet testing programs, $150,000 for professional fees and marketing, $500,000 for salary expenses and $100,000 working capital for administrative and other capital needs, including investigation of future acquisitions, if any.

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

Item 4. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Based on their evaluations as of June 30, 2003, our principal executive officer and principal financial officer, with the participation of our full management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

      (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls as of June 30, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 6. Exhibits and Reports on Form 8-K

      (a)   The following exhibits are filed as part of this report:

            Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

            Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

            Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            None

            All other items of this report are not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)


By: /s/ Jonathan R. Burst               Date: August 12, 2003
   --------------------------------
   Jonathan R. Burst
   Chief Executive Officer
   Principal Executive Officer


By: /s/ Michael F. Obertop              Date: August 12, 2003
   --------------------------------
   Michael F. Obertop
   Chief Financial Officer
   Principal Financial Officer