Form 10-Q
period 2003-09-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2003-11-10
CIK 1078723

K to UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|                  QUARTERLY REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                     ACT OF 1934

                For the Quarterly Period ended September 30, 2003

                                       OR

|_|                  TRANSITION REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT
                     OF 1934

                 For the transition period from to______________

                        Commission file number: 000-25367
                                                ---------

                       International Fuel Technology, Inc.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

                    Nevada                              88-0357508
                    ------                              ----------
       (State or other jurisdiction of     (IRS Employer Identification No.)
        incorporation or organization)

         7777 Bonhomme, Suite 1920, St. Louis, Missouri           63105
         --------------------------------------------------------------
           (Address of principal executive offices)             (Zip Code)

                                 (314) 727-3333
                         (Registrant's telephone number)

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

                                 Yes |_| No |X|

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on October 30, 2003, as reported on the OTC Bulletin Board, was $7,733,516.

     Number of shares of common stock outstanding as of October 30, 2003:
70,304,687

                                    FORM 10-Q

                For The Quarterly Period Ended September 30, 2003

                                      INDEX

Part I - FINANCIAL INFORMATION                                                                                   Page

     Item 1 - Financial Statements

           Balance Sheets - September 30, 2003 and December 31, 2002                                                3

           Statements of Operations - Three Month and Nine Month Periods Ended September 30, 2003 and 2002          4

           Statement of Stockholders' Equity - Nine Months Ended September 30, 2003                                 5

           Statements of Cash Flows - Nine Months Ended September 30, 2003 and 2002                                 6

           Notes to Financial Statements                                                                        7 - 9

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations           10 - 13

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk                                           13

     Item 4 - Controls and Procedures                                                                              13

Part II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                                                    13

     Item 6 - Exhibits and Reports on Form 8-K                                                                     13

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

                                                                September 30,   December 31,
ASSETS                                                              2003            2002
--------------------------------------------------------------------------------------------
                                                                 (Unaudited)
Current Assets
  Cash                                                          $     12,160    $     13,662
  Accounts Receivable                                                  3,338           3,338
  Inventory                                                           11,393           7,070
  Prepaid Expenses                                                    13,137          15,250
  Notes Receivable                                                    35,000          35,000
                                                                ------------    ------------
                         Total current assets                         75,028          74,320
                                                                ------------    ------------

Property and Equipment
  Machinery and equipment                                             27,621          26,881
  Accumulated depreciation                                           (17,834)        (12,687)
                                                                ------------    ------------
                         Total property and equipment                  9,787          14,194
                                                                ------------    ------------

Purchased Technology, Net of accumulated amortization of
$933,333 and $633,333 at September 30, 2003 and
December 31, 2002, respectively                                    1,466,668       1,766,668
Goodwill                                                           2,211,805       2,211,805
                                                                ------------    ------------

                         Total assets                           $  3,763,288    $  4,066,987
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                              $    234,567    $    145,773
  Accrued compensation                                               299,025         304,909
  Other accrued expenses                                              50,000         115,000
  Accrued interest                                                    34,813          27,500
                                                                ------------    ------------
                         Total current liabilities                   618,405         593,182

Long-Term Liabilities
  Notes payable to stockholder                                       162,500         162,500
                                                                ------------    ------------
                         Total liabilities                           780,905         755,682
                                                                ------------    ------------

Commitments and Contingencies
Stockholders' Equity
  Common stock, $.01 par value; authorized, 150,000,000,
    70,304,687 and 77,524,689 shares issued and outstanding
    at September 30, 2003 and December 31, 2002, respectively        703,047         775,247
  Discount on common stock                                          (819,923)       (819,923)
  Additional paid-in capital                                      37,744,078      37,403,979
  Accumulated deficit                                            (34,244,820)    (32,147,998)
                                                                ------------    ------------
                                                                   3,382,382       5,211,305
  Note Receivable - Stockholder                                     (399,999)     (1,900,000)
                                                                ------------    ------------
                          Total stockholders' equity               2,982,383       3,311,305
                                                                ------------    ------------
                                                                $  3,763,288    $  4,066,987
                                                                ============    ============

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)                                                        Three Months                    Nine Months
                                                                Ended September 30             Ended September 30
                                                               2003           2002            2003           2002
---------------------------------------------------------------------------------------------------------------------
Revenues                                                          373           9,855          2,238          17,539
Cost of Revenues                                                  330           6,090          1,435          10,460
                                                          -----------------------------------------------------------
Gross Profit                                                       43           3,765            803           7,079
                                                          -----------------------------------------------------------

Operating Expenses
   Selling, general and administrative expenses               479,608       1,192,804      1,785,164       2,277,890
   Depreciation and amortization                              101,716         101,716        305,147         305,147
                                                          -----------------------------------------------------------
                       Total operating expenses               581,324       1,294,520      2,090,311       2,583,037
                                                          -----------------------------------------------------------
              Net loss from operations                       (581,281)     (1,290,755)    (2,089,508)     (2,575,958)

              Interest income                                       0           4,755              0          21,257
              Interest expense                                 (2,438)        (87,198)        (7,314)       (245,227)
                                                          -----------------------------------------------------------
              Total other expense, net                         (2,438)        (82,443)        (7,314)       (223,970)
                                                          -----------------------------------------------------------

              Net loss                                      ($583,719)    ($1,373,198)    (2,096,822)     (2,799,928)

                       Basic and diluted net loss              ($0.01)         ($0.02)        ($0.03)         ($0.05)
                         per common share

Weighted average common shares outstanding                 70,254,685      56,049,132     69,856,018      55,187,481

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited)

                                                         Common        Common     Discount      Additional
                                                          Stock         Stock     on Common       Paid-In
                                                         Shares        Amount       Stock         Capital
------------------------------------------------------------------------------------------------------------
Balance, January 1, 2003                               77,524,689     $775,247    ($819,923)    $37,403,979
Payments received on notes receivable                          --           --           --              --
Proceeds from issuance of stock                           300,000        3,000           --          27,000
Accrued stock based services                              480,000        4,800           --         243,259
Consulting expense relating to stock option grants             --           --           --         (10,160)
Cancellation of Interfacial escrow shares              (8,000,002)     (80,000)          --          80,000
Net loss                                                       --           --           --              --
------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003                            70,304,687     $703,047    ($819,923)    $37,744,078
============================================================================================================

                                                           Notes       Accumulated
                                                        Receivable       Deficit          Total
--------------------------------------------------------------------------------------------------
Balance, January 1, 2003                               ($1,900,000)   ($32,147,998)    $3,311,305
Payments received on notes receivable                    1,500,001              --      1,500,001
Proceeds from issuance of stock                                 --              --         30,000
Accrued stock based services                                    --              --        248,059
Consulting expense relating to stock option grants              --              --        (10,160)
Cancellation of Interfacial escrow shares                       --              --              0
Net loss                                                        --      (2,096,822)    (2,096,822)
--------------------------------------------------------------------------------------------------
Balance, September 30, 2003                              ($399,999)   ($34,244,820)    $2,982,383
==================================================================================================

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENT OF CASH FLOWS
(Unaudited)

                                                                              Nine Months Ended    Nine Months Ended
                                                                             September 30, 2003   September 30, 2002
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                                                         (2,096,822)           (2,799,928)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Deprecation/Amortization                                                          305,147               305,147
  Stock issued and additional paid in capital
    recognized for services and compensation                                        237,899             1,231,650
  Interest expense recognized - discount and conversion of debt                                           230,890
  Change in assets and liabilities:
    Increase in accounts receivable                                                      --                (3,645)
    Increase in inventory                                                            (4,323)              (17,742)
    Decrease in prepaid expenses                                                      2,113                    --
    Increase/(Decrease) in accounts payable                                          88,794              (125,441)
    (Decrease)/Increase in accrued expenses                                         (70,884)               69,098
    Increase in accrued interest                                                      7,313                 7,313
                                                                         -----------------------------------------
Net cash used in operating activities                                            (1,530,763)           (1,102,658)
                                                                         -----------------------------------------

Cash Flows from Investing Activities:
  Acquisition of machinery and equipment                                               (740)                   --
  Proceeds from repayments of notes receivable                                           --                45,000
                                                                         -----------------------------------------
Net cash (used in) provided by investing activities                                    (740)               45,000
                                                                         -----------------------------------------

Cash Flows from Financing Activities:
  Proceeds from common stock issued                                                  30,000               700,000
  Proceeds from note receivable - stockholder                                     1,500,001               280,000
  Proceeds from convertible debentures                                                   --               320,000
  Payment on notes payable                                                               --                    --
                                                                         -----------------------------------------
Net cash provided by financing activities                                         1,530,001             1,300,000
                                                                         -----------------------------------------

Net (decrease) increase in cash                                                      (1,502)              242,342
  Cash, beginning                                                                    13,662                33,168
                                                                         -----------------------------------------
  Cash, ending                                                                  $    12,160           $   275,510
                                                                         =========================================

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

Note 2 -- Ability to Continue as a Going Concern

IFT's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. IFT has incurred significant losses since inception and has previously had limited funds with which to operate. Management is in the process of executing a strategy based upon developing pollution emission control technologies that also offer enhanced engine performance with respect to greater fuel economy. IFT has several technologies in the commercialization phase and in development, and may seek to add other technologies through acquisitions. IFT has received necessary regulatory and commercial acceptance for its products currently in the commercialization phase. During the first quarter of 2002, IFT began selling its products directly to the commercial marketplace. IFT expects to begin licensing its products and increasing its direct sales to the marketplace, with IFT eventually generating a level of revenues sufficient to meet IFT's working capital requirements. While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of $400,000 over the final quarter of the 2003 fiscal year will be necessary in order to enable us to meet our capital needs. Management believes the October 2003 proceeds from its financing from R.C. Holding Company (see below) will be used as follows: $25,000 for commercial fleet testing programs, $75,000 for professional fees and marketing, $250,000 for salary expenses and $50,000 working capital for administrative and other capital needs, including investigation of future acquisitions, if any.

On August 15, 2002 IFT secured $2.5 million in new capital from the sale of restricted common stock to R.C. Holding Company. The new capital consisted of a cash payment of $500,000 and guaranteed notes to be paid in three installments of $666,667 due in January 2003, June 2003 and January 2004. As of December 2002, IFT received $100,000 in proceeds in advance on the first installment from repayment of the notes receivable. In January 2003, IFT received the remaining $566,667 of the first installment. In April 2003, IFT received $400,000 in advance on the next installment. In May 2003, IFT received $133,334 in advance on the next installment. In July 2003, IFT received the remainder of the July installment in the amount of $133,333 and an advance on the next installment in the amount of $266,667. In October 2003, IFT received the remaining $399,999 under the agreement with R.C. Holding Company.

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

                                                                                                     2003
------------------------------------------------------------------------------------------------------------------
                                                                            Three months         Nine months
Significant assumptions (weighted average)                                 ended 9/30/03        ended 9/30/03
    Weigthed average fair value per options granted                            $0.50                $0.50
    Risk-free interest rate at grant date                                      2.21%                2.21%
    Expected stock price volatility                                             1.5                  1.5
    Expected dividend payout                                                     0                    0
    Expected option life (years)                                                 4                    4

Net loss
    As Reported                                                              ($583,719)          ($2,096,822)
    Deduct total stock-based employee compensation expense
       determined under the fair value based method                          ($22,859)            ($58,633)
                                                                        ------------------------------------------
    Proforma                                                                 ($606,578)          ($2,155,455)
                                                                        ==========================================

Net loss per share
    As Reported                                                               ($0.01)              ($0.03)
    Proforma                                                                  ($0.01)              ($0.03)

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

INTERNATIONAL FUEL TECHNOLOGY, INC.

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

Three and Nine Months Ended September 30, 2003 compared to the Three and Nine Months Ended September 30, 2002

Total operating expenses were $581,324 for the three months ended September 30, 2003, as compared to the operating expenses of $1,294,520 for the three month period ended September 30, 2002. This represents a $713,196 decrease from the prior period. Total operating expenses were $2,090,311 for the nine months ended September 30, 2003, as compared to the operating expenses of $2,583,037 for the nine months ended September 30, 2002. This represents a $492,726 decrease from the prior period. Both of these decreases in operating expenses are a result of a decrease in selling, general and administrative expenses in 2003, as described below.

Selling, general and administrative expenses for the three months ended September 30, 2003 were $479,608, as compared to the selling, general and administrative expenses of $1,192,804 for the three month period ended September 30, 2002. This represents a decrease of $713,196 from the prior period, primarily. This decrease is due to a decrease in payroll to directors and decreased consulting fees and due to a decrease in the issuance of common stock to directors and consultants in 2003. Total selling, general and administrative expenses were $1,785,164 for the nine months ended September 30, 2003 as compared to selling, general and administrative expenses of $2,277,890 for the nine months ended September 30, 2003. This represents a decrease of $492,726 from the prior period. This decrease can be attributed to a significant reduction of issuances of common stock to directors and consultants.

Amortization and depreciation expenses for the three months ended September 30, 2003 were $101,716, as compared to $101,716 for the corresponding period in 2002. Amortization and depreciation expenses for the nine months ended September 30, 2003 were $305,147 as compared to $305,147 for the corresponding period in 2002.

Interest expense was $2,438 for the three months ended September 30, 2003, as compared to the interest expense of $87,198 for the three month period ended September 30, 2002. The decrease is primarily attributable to the conversions of debt into equity in 2002. Interest expense for the nine months ended September 30, 2003 was $7,314 as compared to the interest expense of $245,227 for the corresponding period in 2002. The decrease is primarily attributable to the conversions of debt into equity in 2002.

The net loss for the three months ended September 30, 2003 was $583,719 as compared to the net loss of $1,373,198 for the three months ended September 30, 2002. This represents a $789,479 decrease from the prior period, primarily due to a decrease in payroll to directors and consulting fees. The net loss for the nine month period ended September 30, 2003 was $2,096,822 as compared to the net loss of $2,799,928 for the corresponding period in 2002. This represents a decrease of $703,106 from the prior period, which is due to a decrease in interest expense and payroll to officers. The basic and dilutive net loss per common share for the three months ended September 30, 2003 was $.01 as compared to the basic and dilutive net loss per common share of $.02 for the three months ended September 30, 2002. The basic and dilutive net loss per common share for the nine months ended September 30, 2003 was $.03 as compared to the basic and dilutive net loss per common share of $.05 for the nine months ended September 30, 2002.

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

IFT adopted an annual goodwill impairment test date as of the beginning of the fourth quarter of 2002. Following this approach, the business was evaluated using the quoted market price of the common stock, which indicated that the fair value of the business exceeded its carrying value. As a result, no impairment of goodwill was recorded. IFT will continue to annually test its goodwill for impairment unless events similar to those described above trigger sooner assessments.

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

A significant portion of IFT's operating loss relates to charges for non-cash operating expenses such as amortization and depreciation, employee stock-based compensation and consulting services fees paid in IFT's common stock. IFT has offset some of its capital needs primarily through the issuance of common stock to its employees and consultants as compensation for services rendered. In addition, for the nine months ended September 30, 2003, IFT has raised $1,500,001 in cash from a note receivable relating to the issuance of restricted common stock as described herein. IFT has significantly reduced the issuance of common stock in exchange for compensation and services in 2003.

IFT has not made significant cash investments in property and equipment or in the acquisition of companies or technologies during the periods presented.

The cash used in operating activities was $1,530,763 for the nine months ended September 30, 2003 as compared to cash used in operating activities of $1,102,658 for the nine months ended September 30, 2002. Cash used in operations for the nine months ended September 30, 2003 increased primarily because less stock was issued for services and compensation, instead more cash was paid for services and compensation. The cash used in investing activities was $740 for the nine months ended September 30, 2003 as compared to $45,000 provided by investing activities for the nine months ended September 30, 2002, because there were no proceeds from repayments of notes receivable. The cash provided by financing activities was $1,530,001 for the nine months ended September 30, 2003 as compared to $1,300,000 provided by financing activities for the nine months ended September 30, 2002. Cash provided by financing activities for the nine months ended September 30, 2003 related primarily to proceeds from a note receivable issued relating to the sale of restricted common stock to R.C. Holding Company on August 15, 2002. Net cash decreased by $1,502 for the nine months ended September 30, 2003 as compared to net cash increasing by $242,342 for the nine months ended September 30, 2002.

Working capital at September 30, 2003 was ($543,378) as compared to ($518,862) at December 31, 2002.

On August 15, 2002, IFT secured $2.5 million in new capital from the sale of restricted common stock to R.C. Holding Company. The new capital consisted of a cash payment of $500,000 and guaranteed notes to be paid in three installments of $666,667 due in January 2003, June 2003 and January 2004. As of March 31, 2003, IFT has received $666,667 for the first installment. In April 2003, IFT received $400,000 in advance on the next installment. In May 2003, IFT received $133,334 in advance on the next installment. In July 2003, IFT received the remainder of the July installment in the amount of $133,333 and an advance on the next installment in the amount of $266,667. In October 2003, IFT received the remaining $399,999 under the agreement with R.C. Holding Company.

While management cannot make any assurance as to the accuracy of its projections of future capital needs, it is anticipated that a total of approximately $400,000 over the last quarter of the 2003 fiscal year will be necessary in order to enable IFT to meet its current capital needs. These cash requirements will be funded with the October 2003 payment under the arrangement with R.C. Holding Company. Management believes that the proceeds from this financing will be used as follows: $25,000 for commercial fleet testing programs, $75,000 for professional fees and marketing, $250,000 for salary expenses and $50,000 working capital for administrative and other capital needs, including investigation of future acquisitions, if any.

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

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on their evaluations as of September 30, 2003, IFT's principal executive officer and principal financial officer, with the participation of IFT's full management team, have concluded that IFT's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by IFT in reports that IFT files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

     (b) Changes in internal controls. There were no significant changes in internal controls over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act) that materially affected, or is reasonably likely to materially affect, IFT's internal controls over financial reporting as of September 30, 2003.

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)


By: /s/ Jonathan R. Burst                     Date:    November 10, 2003
   ------------------------------------                -----------------
     Jonathan R. Burst
     Chief Executive Officer
     Principal Executive Officer


By: /s/ Michael F. Obertop                    Date     November 10, 2003
   ------------------------------------                -----------------
     Michael F. Obertop
     Chief Financial Officer
     Principal Financial Officer