Form 10-K
period 2003-12-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2004-03-19
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-25367

International Fuel Technology, Inc.

(Exact name of registrant as specified in its charter)

Nevada	88-0357508

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105

(Address of principal executive offices)

(314) 727-3333

(Registrant’s telephone number)

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

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.  ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☐	No ☒

          The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on June 30, 2003 as reported on the OTC Bulletin Board, was $6,327,422.

          Number of shares of common stock outstanding as of March 19, 2004:  73,503,496

INTERNATIONAL FUEL TECHNOLOGY, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2003

PART I

Item 1.	Business

Forward Looking Statements and Associated Risks

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward looking statements are based largely on the expectations of International Fuel Technology Inc. (“IFT”) and are subject to a number of risks and uncertainties, many of which are beyond IFT’s control, including, but not limited to, economic, competitive and other factors affecting IFT’s operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by IFT with the Securities and Exchange Commission.  Actual results could differ materially from these forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate.  IFT does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

INTRODUCTION:

IFT was incorporated in Nevada in 1996 by a team of individuals who sought to address the issue of reducing harmful engine emissions while at the same time improving the operating performance of engines, especially with respect to engine power and fuel economy. Since its incorporation, IFT’s initial focus has been research and development.

IFT is engaged in one reportable industry segment. Financial information regarding this segment is contained in IFT’s financial statements included in this report.

At December 31, 2003, IFT had seven full-time employees. No employee of IFT is represented by a labor union or is subject to a collective bargaining agreement. IFT believes that its employee relations are good.

Unlike other conventional fuel technologies, IFT’s additives are based on surfactant chemistry technology. Because of the unique character of surfactant molecules the IFT formulations coat fuel system, increasing lubricity (reducing engine wear and tear), while the detergent character of the molecules prevents deposit formation on fuel injectors. Finally, the dispersal of the surfactant molecules throughout the fuel results in greater atomization and efficiency of combustion, providing proven increases in fuel economy and reductions in emissions.

The additive formulations may be easily splash blended in diesel or gasoline, or combined with fossil fuel and a series of mediums including synthetic diesel, ethanol, biodiesel, and urea/water, creating environmentally friendly finished fuel blends. The resulting additive fuel blends materially improve fuel economy, enhance lubricity and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuel mediums. With the increasing pressure from public and private efforts around the world to reduce the level of harmful engine emissions, combined with the high cost of existing technologies now being sold to address this problem, management believes that the Company is poised to be one of the leading technologies adopted as part of the effort to clean up the global environment.

IFT has completed independent testing to confirm the efficacy of its technology and is now primarily focused on the commercialization and marketing of its proprietary additives and fuel blends.

TECHNOLOGY

Unlike most fuel additives, IFT’s additive formulations are non-petroleum based, environmentally friendly detergent substances, known as surfactants. IFT’s surfactant-based additive formulations are composed of a complex mixture of chemical molecules which, when blended into distillates of gasoline, lowers the fuel’s overall surface tension. This allows for improved atomization of the fuel in the induction and combustion chambers resulting in a more complete and efficient burn which improves fuel economy and reduces harmful emissions. Due to their inherent lubricious, detergency and emulsifaction properties, IFT additives also (i) substantially increase fuel lubricity; (ii) eliminate phase separation when combining petroleum-based fuels with oxygenates, such as ethanol; (iii) act as a detergent in the fuel delivery system and significantly reduce deposits on fuel injector heads; and (iv) emulsify any free water in the system.

Once the additive is splash-blended with a fuel the blend forms into a stable emulsion. No additional mixing or agitation is required for the fuel blend to remain perfectly emulsified.

The following summarizes the benefits of IFT’s technology:

(1)

Fuel economy: The reduction in the fuel’s overall surface tension, allowing for improved atomization results in a more complete burn. The engine, therefore, is effectively maximizing the inherent energy in the fuel. Fuel economy is also enhanced by (i) increased lubricity which enhances the efficiency of the fuel system, and (ii) the detergency effect which prevents the deterioration of engine performance caused by detrimental deposits.

(2)	Lubricity: The additive will absorb to the sides of the engine fuel system. This has the effect of coating the fuel system and reducing the friction created as the fuel flows through it.

(3)	Detergency: Because surfactants are detergents, they will act to constantly clean the fuel system and engine. The detrimental deposits, which occur when using un-additized fuel, are prevented.

(4)

Emissions: The improved atomization of the fuel, resulting from the use of IFT’s additives, provides for a more complete combustion of the fuel. As a result, the amount of harmful carbon monoxide, hydrocarbons and particulate matter emissions are reduced significantly. The increased fuel efficiency and economy resulting from the use of IFT additives, means that less fuel has to be burnt for the same power output. Therefore, for the same power output, compared to un-additized fuel, less carbon dioxide and nitrogen oxides are released into the atmosphere.

(5)

Co-solvency: An exciting benefit of IFT’s additive technology is the ability to hold ethanol and water in gasoline and diesel as a stable, homogeneous fuel. This is possible because IFT’s additives are based on surfactant chemistry. This enables the water/ethanol molecules to be distributed throughout the fuel in a stable and homogeneous manner preventing phase separation and enhancing uniform combustion.

(6)

Microbial contamination: If water is present in the fuel, and phase separation occurs, aerobic and anaerobic bacterial and fungal growths may occur in the aqueous phase. The co-solving effect of the IFT additives prevents phase separation from occurring and eliminates the environment for microbial growth. This will reduce the need for biocides to treat the fuel, which can be expensive and difficult to handle.

(7)

Corrosion inhibitors: IFT fuel additives are natural corrosion inhibitors. When the additive surfactant molecules absorb to the side of the fuel system they provide a protective coating. Also, the ability to co-solve any free water in the fuel, and prevent phase separation, helps prevent any corrosion that may occur due to the aqueous phase.

(8)

Reduced maintenance: The combined effects of improved lubricity, detergency, corrosion inhibition, and cleaner burn resulting from the use of IFT additive technology extend the service life of the engine while reducing maintenance costs.

INTELLECTUAL PROPERTY

IFT has filed three patents pertaining to eight different uses of its proprietary technology relating to its fuel additives and fuel blends.

A patent application covering the chemical formulations for the additives Diesolift, Gasolift, and Kerolift has been filed and is pending. A patent application covering IFT’s proprietary synthetic diesel fuel blend (see “EPAct Application”) and the additive formulation used to make that fuel blend has been filed and is pending. In addition, IFT and Tomah (see “Manufacturing Partner”) have filed a joint patent pertaining to urea/water technology. These patent applications protect IFT technology in many countries.

Further patent applications for extension of IFT technology are in the process of being filed.

INDEPENDENT TESTING

All of IFT’s products were tested at Southwest Research Institiute (“SwRI”), in San Antonio  Texas and Prodrive Ltd, in the United Kingdom. The test results confirmed the effectiveness of IFT’s additive formulations. In particular, all IFT fuel blends tested achieved: (1) an increase in fuel economy; (2) no loss of engine power or torque; (3) an increase in lubricity; and (4) a reduction in CO2, NOx, and PM.

SwRI is an independent, nonprofit, applied engineering and physical sciences research and development organization with 11 technical divisions using multidisciplinary approaches to problem solving. The institute occupies 1,200 acres and provides nearly two million square feet of laboratories, test facilities, workshops, and offices for more than 2,700 employees who perform contract work for industry and government clients. SwRI’s main office is located in San Antonio, TX.

The testing protocol at SwRI for the IFT tests used the California Air Resources Board (“CARB”) reference engine, a 1991 Detroit Diesel Corporation Series 60 heavy-duty diesel engine (rebuilt to 1994-model specifications). The engine performance tests were conducted using the Environmental Protection Agency (“EPA”) Federal Test Procedure transient cycle, and the emissions were evaluated according to the California Code of Federal Regulations Title 40 requirements for heavy-duty engines. To get a representative picture of the use of different fuel mediums against base diesel fuels, the testing used both EPA #2 diesel and CARB-equivalent diesel, which has significantly lower sulfur and aromatics content.

Prodrive Ltd. is the only independent fuels and lubricants test laboratory in the United Kingdom. Prodrive works with representatives from engine, oil and additive manufacturers to develop and enhance test methods for the evaluation of fuel, lubricant and additive technologies. Prodrive’s world-class test facilities have more than 100 engineers, with access to more than 50 engine test cells, including the latest and advanced transient dynamometers. Prodrive plays a major role in bringing together all the fuels and lubricants testing bodies from around the world, including the Council for Development of Performance Tests for Transportation Fuels, Lubricants and other Fluids, Japan’s OACIS and ACEA in the U.S.

PRODUCTS

IFT has introduced three trademark brands that are being marketed around the world: Diesolift, Gasolift, and Kerolift

Diesolift: The Diesolift range of product applies IFT’s proprietary fuel enhancing technology to the field of diesel fuel and engines. Specifically formulated for use in heavy distillate fuels, use of Diesolift additized fuel blends provides all the benefits which characterize IFT’s portfolio of surfactant fuel enhancers. Variations of Diesolift can be specifically formulated to maximize the performance of No.2 diesel, diesel and ethanol blends, and diesel and biodiesel blends.

Gasolift:

Gasolift is the range of products specifically designed to apply IFT’s fuel enhancing technology to gasoline and light distillate fuels. Use of Gasolift brings significant improvements in engine performance, resulting in improved fuel economy and therefore reduced fuel costs.

Kerolift:

Kerolift has been specifically formulated to bring added benefits to heating oils, fuel systems and oil burners for all oil-fired equipment applications. Kerolift has a positive effect on the environment by reducing harmful emissions and ‘greenhouse’ gases, and by eliminating black smoke.

IFT’s research and development expenses have been $31,300, $16,802, and $197,433 for the years 2003, 2002, and 2001, respectively.

EPAct APPLICATION

In February 2002, IFT filed a formal petition with the Department of Energy (“DOE”) requesting “alternative fuel” status for its Synthetic Diesel fuel blend under the Energy Policy Act of 1992 (“EPAct”). The EPAct program was designed with very specific goals in mind: make targeted reductions in the use of petroleum-based fuels in the United States while ensuring that the alternative fuels used to reduce our dependence on foreign oil are environmentally sound. IFT Synthetic Diesel is a fuel blend that consists substantially of synthetic diesel, a non-petroleum or non-barrel natural resource that is in abundant supply in the United States. In July 2002, the DOE responded to IFT’s petition deciding to take no additional action at this time. Management still believes that its Synthetic Diesel should qualify for alternative fuel status and is in the process of pursuing other avenues to achieve designation of such status.

The benefits Synthetic Diesel delivers with respect to increased fuel economy, greater lubricity, lower emissions and other gains, enables this fuel blend on a net basis to be comparable to conventional EPA #2 diesel. With the ability to readily and significantly increase the supply of synthetic diesel derived, the wholesale adoption of this fuel blend by both EPAct and regular commercial fleets can be relatively rapid. As with all IFT fuel blends, there are no special infrastructure requirements for blending, storing or distributing Synthetic Diesel. Furthermore, Synthetic Diesel is a proprietary IFT fuel blend.

MANUFACTURING PARTNER

In 2001, IFT signed a manufacturing agreement with Tomah[3] Products, Inc., (“Tomah”) which makes Tomah the primary manufacturer of IFT’s fuel additives. The agreement covers existing and to-be-developed fuel additives. The agreement also involves Tomah in efforts to work with IFT to continue to optimize the effectiveness and reduce the manufactured costs of the fuel additives and additive formulations, as well as collaborate on research and development activities on behalf of IFT.

Tomah, based in Milton, Wisconsin, is a privately owned company specializing in the manufacturing of industrial surfactants. Tomah manufactures products for a variety of industries including petroleum additives, mining, and industrial and institutional cleaning, and ships product to companies around the world. Originally founded in 1967, Tomah was acquired by Exxon in 1984 and operated as a division of Exxon until 1994, when it was spun off in a management buyout. Tomah excels at custom manufacturing and in jointly developing products designed to meet specific needs. IFT chose Tomah as its partner for long-term supply arrangements because of Tomah’s manufacturing capabilities, rapid response times and technical expertise.

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

Also, in order for IFT’s products to be used in the United States, EPA registration is required. In December 2001, IFT received EPA registration for the additive component of its fuel blends. In addition to the EPA (a federal agency), each state has its own regulatory body governing emissions standards. The most well known state agency, and the precedent setter for many other states, is the California Air Resources Board (“CARB”). All diesel fuel sold in California must be approved by CARB, which has a thorough and well-defined procedure for certification.

Another federal agency shaping the landscape of petroleum-based fuel consumption is the DOE. In an effort to reduce dependence on foreign oil and keep up with increasing demand for petroleum products, the DOE has created and sponsored programs that encourage the use of alternative fuels. The programs, such as the Energy Policy Act (EPAct) and the ethanol and biodiesel subsidy programs, put in place by the DOE and other government agencies, provide significant incentives for the adoption of targeted fuel blends, many of which are created and enhanced by the use of IFT’s products. IFT believes its products are well positioned to help consumers conform to current and future emissions standards and take advantage of existing incentive programs in the United States and the rest of the world.

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

Given these limitations, it is unlikely that the global marketplace will accept just one or a limited number of technologies to solve the problems with harmful engine emissions. Management believes the “natural selection” expected to take place over the coming decade for new technologies may evolve on a market-by-market basis and be largely dependent upon local political influence.  Signs of the market development forces can be seen in:

• Europe, where several countries, including Great Britain, France and Italy have enacted legislation providing tax breaks to companies that use fuel emulsions blending diesel and water;
•

United States, where legislation has been enacted in Texas granting tax incentives to diesel and water based emulsions, in California where low-sulfur diesel is being phased in, and where powerful agricultural lobbies are promoting the use of alternative fuels such as biodiesel and ethanol in the federal government;

• China, where the central government has announced the construction of its first ethanol facilities; and
• Brazil, where regulations require a fuel blend with up to 22% ethanol.

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

MARKETING STRATEGY

During 2003, IFT assembled a marketing and technical team of experienced industry professionals to pursue commercial opportunities for IFT’s fuel additive technology. Significant gains are being achieved in product exposure to the marketplace. Going forward IFT will continue to execute a four-pronged approach to product commercialization.

Field Engagement Partners

Management believes an expeditious means of achieving product awareness and market acceptance is through strategic field engagements with commercial level users of petroleum products. IFT is in discussions with several fleet owners who represent a cross-section of diesel engine use including trucking, school buses, off-road construction, and municipal fleet applications. Formal trials have commenced and management expects the efficacy of their technology to be validated resulting in sales to these fleet owners.

Distribution Partners

In order to streamline operations and take advantage of existing industry expertise, IFT is pursuing distribution partnerships with certain companies that have established operations in the fuel and fuel additive markets to market and sell IFT products worldwide. IFT is in formal discussions with a number of potential distribution partners to market and sell its products. IFT has not finalized any agreements to date.

Direct Sales

In addition to marketing efforts with fleet owners and distribution concerns, IFT is currently selling “additive only” directly to the consumer using several distribution channels. IFT continues to utilize trade show attendance, advertising in industry publications and direct telemarketing to create initial awareness of the products and their benefits to consumers, supported by “800” number call-in support.

Since the “consumer” tends to be less price sensitive than distributors/wholesalers of fuels, and the United States political climate is desirable to market a product that reduces dependence on foreign oil, protects the environment (through reductions in harmful emissions) and ultimately pays for itself two to three times over through increases in fuel economy, management believes there is an opportunity with a direct-to-the-customer strategy.

During 2003, IFT established a national sales organization and a representative network to sell directly to retailers and end-users. Formal marketing efforts have commenced and management expects this channel to generate revenues in the first half of 2004.

Regulatory and Trade Association Relationships

The final component of IFT’s marketing strategy involves educating a number of industry related entities as to the benefits of IFT products. IFT has started to, and will continue to, develop relationships with groups such as the Renewable Fuels Association (an ethanol industry trade group), California Air Resources Board, the United States Department of Energy, the European Parliament, and other entities representing a diverse group of private and public interests, to push for the adoption of IFT additive formulations in a variety of finished fuel blends.

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

IFT maintains its administrative offices at 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri, 63105, under a lease agreement for office space and administrative services of $4,269 per month for approximately 1,500 square feet. A five-year lease agreement was signed on January 1, 2002.

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

On November 17, 2003, IFT’s annual shareholders meeting was held in St.Louis. At this meeting the following directors were elected to the Board of Directors: Jonathan R. Burst, Rex Carr, David B. Norris, Harry F. Demetriou, John P. Stupp Jr., Gary Kirk, and Tony Cross. All directors will serve on IFT’s Board of Directors until the next annual shareholders’ meeting. A summary of the vote for Directors follows:

	FOR	WITHHELD

Jonathan R. Burst	40,342,567	369,112
Rex Carr	40,614,667	97,012
David B. Norris	40,623,829	87,850
Harry F. Demetriou	40,623,829	87,850
John P. Stupp, Jr.	40,622,759	88,920
Gary Kirk	40,526,659	185,020
Tony Cross	40,620,897	90,782

The other matter shareholders voted on was the ratification of IFT’s auditors, BDO Seidman, LLP. 40,601,708 shares, being more than a majority of the outstanding stock of IFT, were voted in favor of, 98,820 shares voted against, and 11,151 shares abstained from ratification of the appointment of BDO Seidman, LLP to audit the financial statements of IFT for the year 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information

The Common Stock of IFT is traded on the National Association of Securities Dealers OTC Bulletin Board system under the symbol “IFUE.OB” The range of closing high and low bid prices shown below is as reported by the OTC Bulletin Board.  The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Per Share Common Stock Bid Prices by Quarter

	2002		2003

	High	Low	High	Low

First Quarter	$0.52	$0.30	$0.13	$0.05
Second Quarter	$0.47	$0.16	$0.15	$0.08
Third Quarter	$0.29	$0.11	$0.10	$0.06
Fourth Quarter	$0.17	$0.07	$0.51	$0.06

(b) Holders of Common Stock

As of the close of business on March 8, 2004, the last reported bid price per share of IFT’s common stock was $0.39. As of March 8, 2004, IFT estimates there were 2,500 record holders of IFT’s common stock. Such number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include such bank, brokerage houses and clearing companies.

(c) Dividends

IFT has not declared or paid a cash dividend to shareholders. The Board of Directors presently intends to retain any future earnings to finance IFT operations and does not expect to authorize cash dividends in the foreseeable future.

(d) Recent Sales of Unregistered Securities

In November 2003 and December 2003, IFT issued an aggregrate of 1,357,143 shares of common stock at an average price of $0.18 per share, which reflects the market price of the shares. The shares were issued in a private placement in reliance on exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the shares were only offered to accredited investors.

Item 6.	Selected Financial Statement Data

The following tables set forth certain information concerning the Statements of Operations and Balance Sheets of IFT and should be read in conjunction with the Financial Statements and the notes thereto appearing elsewhere in this report.

(a) Selected Statement of Operations Data (In Thousands of Dollars, Except Per Share Data)

	Fiscal Year Ended December 31,				Nine Months ended December 31, 1999	Fiscal Year Ended March 31, 1999

	2003	2002	2001	2000

Revenues	9	20	0	0	0	0
Operating Expenses	2,812	3,237	6,787	4,690	4,727	7,751
Net Loss	(2,619)	(3,479)	(7,575)	(6,688)	(5,132)	(7,839)
Basic and Diluted Net Loss per Common Share	$(0.04)	$(0.06)	$(0.21)	$(0.36)	$(0.32)	$(0.59)
Weighted Average Shares	70,140,774	55,489,495	36,416,469	18,827,802	15,800,725	13,390,417

On July 22, 1999, IFT effected a one-for-ten reverse split of its outstanding common stock. All references to share information have been restated to reflect this split.

(b) Selected Balance Sheet Data (In Thousands of Dollars)

	Fiscal Year Ended December 31,				Nine Months ended December 31, 1999	Fiscal Year Ended March 31, 1999

	2003	2002	2001	2000

Total Assets	4,027	4,067	4,528	175	68	6
Long-Term Debt	0	163	258	162	0	0

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto and included elsewhere in this Form 10-K.

Overview

IFT has developed a family of fuel blends that have been created through the use of proprietary fuel additives. IFT is in the process of patenting the fuel additives and resulting fuel blends as part of its efforts to commercialize these fuel blends. The individual fuel blends incorporating the IFT additive formulations include base fuel with additive only, base fuel with kerosene, base fuel with biodiesel, base fuel with ethanol, and base fuel with an urea/water solution. IFT seeks to commercialize these fuel blends on a global basis through the use of strategic partnerships with a variety of targeted companies including fuel refiners, distributors of fuel additives, Original Equipment Manufacturers, and other companies. IFT began selling its products during the first quarter of 2002. IFT is no longer a development stage company. IFT raised capital for its initial development through the issuance of its securities and debt instruments.

Comparison of Twelve Months Ended 12/31/03 and Twelve Months Ended 12/31/02

Operating expenses

Total operating expenses were $2,812,494 for the twelve months ended December 31, 2003, as compared to operating expenses of $3,236,761 for the twelve months ended December 31, 2002. Total operating expenses for the twelve months ended December 31, 2003 represents a $424,267, or 13.1%, decrease from the prior period. The decrease was mainly due to a reduction in officer’s stock awards.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $2,405,570 for the twelve months ended December 31, 2003, as compared to $2,829,898 for the twelve months ended December 31, 2002. Total selling, general and administrative expenses for the twelve months ended December 31, 2002 represent a $424,328 decrease, or 15.0% decrease from the prior period. The level of selling, general and administrative expenses for the twelve months ended December 31, 2003 was significantly lower because in 2003 payroll expenses were reduced $997,800 (see below). This reduction of expense was partially offset by approximately $300,000 of increased professional fees (primarily related to the settlements of litigation) and an increase of approximately $200,000 in consulting expense relating to additional consultants hired by IFT during 2003. Selling, general and administrative expenses should increase in 2004 while IFT increases its efforts to commercialize its products.

Payroll expenses were $371,800 during the twelve months ended December 31, 2003, as compared to $1,369,600 for the twelve month period ended December 31, 2002. Payroll for the twelve month period ended December 31, 2003 represents a decrease of $997,800 from the prior period. Payroll expenses decreased primarily as a result of a reduction in stock based compensation of approximately $266,000 and a reduction of officer payroll of $610,000.

Amortization and depreciation

Amortization and depreciation expenses were $406,924 for the twelve months ended December 31, 2003, as compared to $406,863 for the twelve months ended December 31, 2002. The level of amortization and depreciation expense for the twelve months ended December 31, 2003 is consistent with the expense in 2002. Amortization and depreciation expenses should remain consistent in 2004.

Interest

Interest expense was $8,900 for the twelve months ended December 31, 2003 as compared to $266,387 for the twelve months ended December 31, 2002.  In 2002, there was approximately $750,000 of convertible debentures and advances to stockholders outstanding at various points throughout the year. These items were retired and converted into shares of common stock in 2002. As a result, there were no significant items generating interest in 2003. With the extinguishment of the debt (see below) in 2003 management expects that interest expense will be $0 in 2004.

Provision for Income Taxes

IFT has operated at a net loss since inception and has not recorded or paid any income taxes. IFT has a significant net operating loss carryforwards that would be recognized at such time as IFT demonstrates the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting from the net operating loss carryforward has been fully reserved with a valuation allowance.

Extinguishment of Liabilities

In December 2003, as a result of a litigation settlement, IFT was released from its obligation regarding notes payable in the amount of $162,500, accrued interest relating to the notes of $27,500 and current year interest expense of $8,900. The write-off of the notes and interest was recognized as other income.

Net Loss

The net loss was $2,618,718 for the twelve months ended December 31, 2003 as compared to the net loss of $3,478,620 for the twelve months ended December 31, 2002.  Net loss for the twelve months ended December 31, 2003 represents a decrease of $859,902, or 24.7%, from the prior period.  The net loss per share of common stock was $.04 for the twelve months ended December 31, 2003 as compared to the net loss per common share of $.06 for the twelve months ended December 31, 2002. The decrease in loss per share was caused by a reduction of selling, general and administrative expenses for the twelve months ended December 31, 2003 and the extinguishment of liabilities in the year ended December 31, 2003. In addition, there were more weighted-average shares outstanding in 2003.

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

Interest

Interest expense was $266,387 for the twelve months ended December 31, 2002 as compared to $787,760 for the twelve months ended December 31, 2001.  Interest expense for the twelve months ended December 31, 2002 represents a decrease of $521,373 from the prior period.  Interest expense was higher in 2001 due to amortization of discounts recorded on convertible debentures.

Net Loss

The net loss was $3,478,620 for the twelve months ended December 31, 2002 as compared to the net loss of $7,574,810 for the twelve months ended December 31, 2001.  Net loss for the twelve months ended December 31, 2002 represents a decrease of $4,096,190, or 54%, from the prior period.  The net loss decreased due to the purchase of in-process research and development in 2001 combined with a reduction in professional fees, interest expense, and officers stock awards. The net loss per share of common stock was $.06 for the twelve months ended December 31, 2002 as compared to the net loss per common share of $.21 for the twelve months ended December 31, 2001. The decrease in loss per share was caused by decreased net losses for the twelve months ended December 31, 2002 and as a result of more weighted-average shares outstanding in 2002.

New Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide significant financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 31, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPE’s.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

•

A financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

•

A financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

•

A financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

In November 2003, FASB issued FASB Staff Position No. 150-3 (“FSS 150-3”) which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective and mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provision of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The adoption of FAS 150 did not have a material impact on the consolidated financial statements of the Company.

Critical Accounting Policies and Estimates

Valuation of long-lived intangible assets. IFT assesses the impairment of identifiable long-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors IFT considers important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;
•	Significant changes in the manner of IFT’s use of the acquired assets or the strategy for IFT’s overall business;
•	Significant negative industry or economic trends;
•	Significant decline in IFT’s stock price for a sustained period; and
•	IFT’s market capitalization relative to net book value.

As of December 31, 2003 there has been no impairment of long-lived intangible assets.

Valuation of goodwill.  IFT tests goodwill for impairment at least annually in the fourth quarter.  IFT will also review goodwill for impairment throughout the year if any events or changes in circumstances that indicate the carrying value may not be recoverable are identified (such triggers for impairment review are described above in the section Valuation of Long-Lived Intangible Assets).

For the test of impairment, IFT is using the market approach in determining the fair value of the Company.  Following this approach, the fair value of the business exceeded the carrying value of the business.  As a result, no impairment of goodwill was recorded.

Deferred Income Taxes. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2003, IFT’s deferred income tax assets consisted principally of net operating loss carryforwards, and have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

Liquidity and Capital Resources

A critical component of management’s operating plan impacting the continued existence of IFT is the ability to obtain additional capital through additional debt and/or equity financing. Management does not anticipate that IFT will generate a positive internal cash flow until such time as IFT can generate revenues from license fees from its products, which may take the next few years to realize. If IFT cannot obtain the necessary capital to pursue its business plan, IFT may have to cease or significantly curtail its operations.  This would materially impact its ability to continue as a going concern.  The independent auditor’s reports included with the financial statements later in this Form 10-K indicate there is a substantial doubt that IFT can continue as a going concern.

A significant portion of IFT’s operating loss relates to charges for non-cash operating expenses such as amortization and depreciation. In addition, IFT has offset some of its capital needs through the issuance of common stock to its employees and consultants as compensation for services rendered, which have totaled $281,338 for the twelve month period ended December 31, 2003.

During 2003, IFT has raised $599,980 in cash from the issuance of common stock.  Most of these funds have been raised through private placement transactions. For the twelve months ended December 31, 2003 proceeds from notes receivable from a stockholder totaled$1,900,000.

The cash used in operating activities is $2,153,948 for the twelve months ended December 31, 2003 as compared to cash used in operating activities of $1,464,506 for the twelve months ended December 31, 2002.  Cash used in operations for the twelve months ended December 31, 2003 increased by $689,442. The increase is primarily attributable to a decrease of approximately $1,100,000 in non-cash stock compensation, which was partially offset by an increase in cash paid for consulting services and compensation. The cash used in investing activities was $740 for the twelve months ended December 31, 2003 as compared to $45,000 provided by investing activities for the twelve months ended December 31, 2002. Cash provided by investing activities in 2003 consists solely of the purchase of office equipment, while the cash provided in 2002 was solely from repayments of notes receivable previously assigned to IFT.  The cash provided by financing activities was $2,499,980 for the twelve months ended December 31, 2003 as compared to $1,400,000 provided by financing activities for the twelve months ended December 31, 2002. In both periods, cash was provided primarily for the issuance of stock. Net cash increased by $345,292 for the twelve months ended December 31, 2003 as compared to net cash decreasing by $19,506 for the twelve months ended December 31, 2002. The increase is primarily a result of $569,980 received for issuance of common stock during the fourth quarter of 2003.

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

Working capital at December 31, 2003 was ($42,578) as compared to ($518,862) at December 31, 2002. The improvement is primarily a result of the increase in cash of $345,292 and the extinguishment of certain payroll related liabilities.

Effective October 27, 1999, IFT merged with and into Blencathia Acquisition Corporation.  Blencathia had 300,000 shares outstanding at the time of merger, which it redeemed and canceled. In exchange for 300,000 shares of Blencathia’s common stock, IFT issued Blencathia 300,000 shares of its restricted common stock.  These restricted common shares are expected to be sold in an amount sufficient to provide the former shareholders of Blencathia with proceeds of $500,000.

On May 8, 2000, IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement.  The 300,000 shares of common stock are included in the statement of stockholders’ deficit for the twelve months ended December 31, 2003, 2002, and 2001 but are not included in earnings per share and weighted average share calculations for those periods. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT’s approval.  If the shares are sold and $500,000 is not generated additional shares may need to be issued to the shareholders of Blencathia.  Based on the February 23, 2004 market price, $.32, of IFT’s common stock, a total of 1,562,500 shares would need to be issued to generate the $500,000 proceeds.

On August 15, 2002 IFT secured $2.5 million in new capital from the sale of restricted common Stock to R.C. Holding Company. The new capital consisted of a cash payment of $500,000 and guaranteed notes of $2,000,000 to be paid in installments. As of December 31, 2003, IFT has received payment of all installments on the notes.

During 2003, IFT sold restricted shares, in a private placement, to various individuals netting $599,980 in cash.

While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $1.6 million over the remainder of the 2004 fiscal year will be necessary in order to enable IFT to meet its current capital needs. IFT will continue to seek funding, on a monthly basis, through private placements with existing shareholders/investors of IFT. However, there is the possibility that these private placements may end at some point in the future. If IFT is unable to secure this additional funding, IFT may need to significantly curtail operations.

Contractual Obligations

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	158,400	52,800	105,600	—	—

Total contractual obligations	158,400	52,800	105,600	—	—

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.	Financial Statements and Supplementary Data

Financial statements as of December 31, 2003 and 2002 and for the twelve month periods ended December 31, 2003, 2002 and 2001 are presented in a separate section of this report following Part IV.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Based on their evaluations as of a December 31, 2003, our principal executive officer and principal financial officer, with the participation of our full management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are (i) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others particularly during the period in which this report was being prepared, and (ii) effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following are the names of our directors and executive officers, their present positions with IFT and information about their background.

Name	Age	Title

Jonathan R. Burst	45	Chief Executive Officer, President, Director, Chairman
Michael F. Obertop	33	Chief Financial Officer, Corporate Secretary
Gary Kirk	42	Director of Sales and Marketing, Director
David B. Norris	55	Director
Harry F. Demetriou	59	Director
John P. Stupp Jr.	53	Director
Rex Carr	77	Director
Tony Cross	55	Director

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

Background of Directors and Executive Officers:

JONATHAN R. BURST has served as IFT’s Chief Executive Officer since July 1999.  From July 1999 to February 2000 he also served as our President. From January 2002 he served as President again. In February 2000, Mr. Burst was appointed to IFT’s Board of Directors and became chairman in June 2000.  In 1998, Mr. Burst founded Burcor International, in St. Louis, Missouri, an insurance brokerage firm, and has served as its President since its inception.  From 1992 to 1998, Mr. Burst served as Executive Vice President and Managing Director of mergers and acquisitions at Aon Risk

Services, a St. Louis, Missouri, mergers and acquisition risk management consulting company. Mr. Burst received his Bachelor of Arts degree in Economics from the University of Missouri in 1981.

MICHAEL F. OBERTOP, JD, CPA, has served as Chief Financial Officer and Corporate Secretary since October 2001.  From 1998 to September 2001, Mr. Obertop provided tax consulting services for PricewaterhouseCoopers LLP, St. Louis, Missouri.  Mr. Obertop received his Masters in Business Administration and Juris Doctorate degree from the University of Missouri, Columbia in May 1998.

GARY KIRK has served as Director of Sales and Marketing since January 1, 2003. Mr. Kirk was elected to IFT’s Board of Directors on November 17, 2003. Mr. Kirk has 23 years (1980 to present) of experience in the petroleum industry, all with Petrochem Carless Ltd., a United Kingdom based refiner and marketer of petroleum products. Mr. Kirk spent his first eight years as a research chemist and the last fifteen years in the marketing department. Mr. Kirk reported directly to the President as the Marketing Manager for Performance Fuels, covering accounts in Europe and the rest of the world.

DAVID B. NORRIS has served on IFT’s Board of Directors since April 1999. Since 1983, Mr. Norris has been the owner and President of Addicks Services, Inc., Richmond, Texas, a construction company.

HARRY DEMETRIOU has served on IFT’s Board of Directors since February 2000.  Mr. Demetriou has been a ship owner for over 25 years.  The ships are carriers of transport goods in bulk on a worldwide basis.

JOHN P. STUPP JR.  has served on IFT’s Board of Directors since May 2001. From 1992 to 1995 Mr. Stupp served as the president, and since 1995 as the Chief Executive Officer of Stupp Corporation, the steel pipe manufacturing division of Stupp Bros.  Since 1985 he has been a director of Atrion Corporation, a publicly traded company involved in the medical device and component industry, and is an Advisory Board member of the Midwest BankCentre, a regional financial institution. Mr. Stupp holds a Bachelor of Science degree in Business and Economics from Leigh University, and is actively involved in working with a number of non-profit institutions and charitable organizations throughout the greater St. Louis region.

REX CARR has served on IFT’s Board of Directors since August 2002. Mr. Carr has served as the senior partner of a 36 man law firm, CarrKoreinTillery, with offices in Missouri and Illinois, for more than fifty years. He and his firm specialize in a trial practice representing plaintiffs in complex litigation, class actions, and injury actions. He is admitted to practice in the U.S. Supreme Court and the Illinois and Missouri Supreme Courts. His business ventures include RC Holding Company, which owns and operates five hotel boats in France; Art Company London, which manufactures and sells art reproduced on canvas; the Carlyle Limited Partnership, which operates a marina at Carlyle Lake in Illinois; and numerous apartment complexes in Illinois.

TONY CROSS has served on IFT’s Board of Directors since November 2002. Mr. Cross is a graduate Chemical Engineer from the University of Sheffield, UK. He spent 17 years with Exxon Chemical, in Australia, Belgium and the UK where he was marketing Manager for the Solvents Business Division. In 1987, he joined the board of Carless Refining & Marketing Ltd., an independent UK refiner, as Marketing Director. Following its take-over by Repsol, Spain’s leading oil company, he was made Managing Director in 1996 overseeing the subsequent sale of the company as part of Repsol’s divestment program in 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires IFT’s executive officers and directors, and persons who beneficially own more than ten percent of IFT’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish IFT with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to IFT and written representations from IFT’s executive officers and directors, IFT believes that during fiscal 2003 Forms 3, 4 and 5 were filed on a timely basis for IFT’s executive officers and directors, with the exception of Forms 4 for Harry Demetriou and Rex Carr, which were required to be filed in November 2003 and December 2003, respectively, but were not filed until January 2004.

Code of Ethics

IFT has adopted a Code of Ethics that applies to the Chief Executive Officer, the Chief Financial Officer, Senior Financial Officers and employees with financial reporting responsibilities.

Financial Expert

The Board of Directors has determined that John P. Stupp Jr., an independent Member of the Board, satisfies all of the criteria to be a “financial expert” as defined in Item 401(h) of Regulation S-K.

Item 11.	Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation paid or to be paid by IFT as well as certain other compensation awarded, earned by and paid, during the fiscal years indicated, to the Chief Executive Officer and for each of IFT’s other executive officers whose annual salary and bonus exceeds $100,000 for such period in all capacities in which they served.

Summary Compensation Table

		Annual Compensation			Compensation

Name and Principal Position	Period Ended	Salary	Bonus	Other Compensation	Restricted Stock Awards	Securities underlying Options/ SARs	All Other Compensation

Jonathan R. Burst,	12/31/2003	$250,000	$0	$0	$0	0	$0
CEO	12/31/2002	$250,000	$0	$0	$0	250,000	$0
	12/31/2001	$200,000	$0	$0	$555,000	0	$0

Perquisites and other personal benefits are omitted because they do not exceed either $50,000 or 10% of the total of annual salary and bonus for the named executive officer.

Fiscal Year-End Option Values

The following table provides information on the value of the Chief Executive Officer’s unexercised options at December 31, 2003.

	Number of Securities Underlying Options at December 31, 2003		Value of Unexercised In-The-Money Options at December 31, 2003

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Jonathan R. Burst	4,000,000	750,000	$202,500	$—

Employment Agreements

In January 2002, IFT entered into an employment agreement with Mr. Burst to serve as Chief Executive Officer with an annual base salary of $250,000 and options to purchase 250,000 shares of IFT stock and a bonus award as deemed appropriate by IFT’s Board of Directors.  The three-year agreement ends on December 31, 2004.

Compensation of Directors

On February 23, 2000, the Board of Directors adopted the Director’s Stock Compensation Plan, which provides for an annual award of 10,000 shares of IFT’s common stock to the Board members as reimbursement for their attendance at the Board meetings.  Each Board member will be awarded an additional 1,000 shares of IFT’s common stock for any three-telephone conference call Board meetings attended.

IFT did not grant any stock options during the fiscal year ended December 31, 2003 to the named executives. IFT did not grant any share appreciation rights during 2003.

Compensation Committee Interlocks and Insider Participation

The following individuals served as member of the compensation committee of the registrant’s board of directors during the last completed fiscal year: Harry F. Demetrious, David Norris, and Jonathan R. Burst, Chairman and CEO of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 31, 2004, regarding the beneficial ownership determined in accordance with the rules of the SEC, which generally attributes beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities, of IFT’s common stock of: (i) each person known by IFT to own beneficially more than five percent of IFT’s common stock; (ii) each director  of IFT; (iii) each executive officer named in the Summary Compensation Table (see “Executive Compensation”); and (iv) all directors and executive officers of IFT as a group.  Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed. The address for each shareholder on this table is c/o International Fuel Technology, Inc., 7777 Bonhomme Avenue, Suite 1920, St. Louis, MO 63105

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock[1]

Jonathan R. Burst[2]	6,886,000	9.0%
David B. Norris	1,096,562	1.5%
Harry F. Demetriou[3]	6,212,778	8.6%
John P. Stupp Jr.	318,233	*
Rex Carr	15,261,032	21.1%
Tony Cross	0	*
Gary Kirk	0	*
All directors and executive officers as a group[4]	29,774,605	38.9%

*	less than 1% of common stock outstanding
[1]	Based upon 72,461,829 outstanding shares of common stock and vested options of beneficial owners where applicable.
[2]

Includes 50,000 shares owned by Burcor Capital, LLC of which Mr. Burst is an executive officer and deemed to be the beneficial owner of such shares. Includes 4,000,000 shares issuable upon exercise of stock options.

[3]	Includes 6,172,778 shares owned by Observor Acceptances, Ltd. of which Mr. Demetriou is the sole owner and deemed to be the beneficial owner of such shares.
[4]	Includes 4,000,000 shares issuable upon exercise of stock options.

Securities authorized for issuance under equity compensation plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	8,760,000	0.48	8,740,000
Equity compensation plans not approved by security holders	0	0	0
Total	8,760,000		8,740,000

(1) Includes IFT’s long-term incentive plan

Item 13.	Certain Relationships and Related Transactions

In 2002, IFT secured $2.5 million in new capital from the sale of 13,888,889 shares of restricted common stock to R.C. Holding Company (a company of which Rex Carr is the sole owner). IFT received $1,900,000 and $600,000 from the sale of these shares in 2003 and 2002, respectively.

During 2003, IFT sold shares to Directors of the Company as follows:

Director	Number of Shares	Proceeds Received

Rex Carr	357,142	$150,000
Harry Demetriou	1,300,000	130,000

Item 14.	Principal Accountants Fees and Services

Audit Fees

Audit fees for 2003 and 2002, were $65,000 and $85,000, respectively. These fees relate to assurance and related services by the principal accountant for the audit of the registrant’s annual financial statement and review of financial statements included in the registrant’s Form 10-Q for the years then ended.

Audit-Related Fees

No fees were billed for professional services rendered by the principal accountant for audit-related services other than the amounts described under the caption “Audit Fees”.

Tax Fees

No fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

No other fees were billed by the principal accountant during 2003 and 2002.

Audit Committee Pre-Approval Policies and Procedures

The Charter for the Audit Committee of our Board of Directors establishes procedures for the Audit Committee to follow to pre-approve auditing services and non-auditing services to be performed by our independent public accountants. Such pre-approval can be given as part of the Committee’s approval of the scope of the engagement of the independent public accountants or on an individual basis. The approved non-auditing services must be disclosed in our periodic public reports. The Committee can delegate the pre-approval of non-auditing services to one or more of its members, but the decision must be presented to the full Committee at the next scheduled meeting. The charter prohibits IFT from retaining our independent public accountants to perform specified non-audit functions, including (i) bookkeeping, financial information systems design and implementation, (ii) appraisal or valuation services, fairness opinions, or contribution-in-kind reports, (iii) actuarial services; and (iv) internal audit outsourcing services. The Audit Committee pre-approved all of the audit services provided by our independent publicaccountants in 2003.

PART IV

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

EXHIBITS

**2.1 Agreement and Plan of Merger between Blencathia Acquisition Corporation and International Fuel Technology, Inc.

**3.1 Certificate of Incorporation of International Fuel Technology, Inc. and all amendments.

**3.2 By-laws of International Fuel Technology, Inc.

**10.1 TPG Consulting Agreement

**10.2 Convertible Debenture Purchase Agreement

**10.3 Jonathan R. Burst Employment Agreement

***10.5 IIG Securities Purchase Agreement

	23.1	Consent of BDO Seidman, LLP

	31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibits to Form 8-K filed on February 10, 2000

**Incorporated by reference to Exhibits to Form 10-K filed on May 10, 2000

***Incorporated by reference to Exhibits to S-1 filed on July 12, 2001

(b)	Reports on Form 8-K

None

(c)	Exhibits

See (a) above

INTERNATIONAL FUEL TECHNOLOGY, INC.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders International Fuel Technology, Inc. St. Louis, Missouri

We have audited the accompanying balance sheets of International Fuel Technology, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Fuel Technology, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, effective January 1, 2002, the Company adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets.”

The accompanying financial statements have been prepared assuming that International Fuel Technology, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, International Fuel Technology, Inc. has suffered recurring losses from operations, has negative working capital and cash used in operating activities that raise substantial doubt about International Fuel Technology, Inc.’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO SEIDMAN, LLP

Chicago, Illinois January 23, 2004

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

	December 31, 2003	December 31, 2002

ASSETS (Note 2)
Current Assets
Cash	$358,954	$13,662
Accounts Receivable	6,100	3,338
Inventory	62,310	7,070
Prepaid Expenses	13,137	15,250
Notes Receivable	—	35,000

Total current assets	440,501	74,320

Property and Equipment
Machinery and equipment	27,621	26,881
Accumulated depreciation	(19,611)	(12,687)

Total property and equipment	8,010	14,194

Purchased Technology, Net of accumulated amortization of $1,033,000 and $633,333 at December 31, 2003 and 2002, respectively (Note 3)	1,366,668	1,766,668
Goodwill (Note 3)	2,211,805	2,211,805

Total assets	$4,026,984	$4,066,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$211,653	$145,773
Accrued compensation (Note 5)	221,426	304,909
Other Accrued expenses	50,000	115,000
Accrued interest (Note 5)	—	27,500

Total current liabilities	483,079	593,182

Long -Term Liabilities
Notes payable (Note 4 and 5)	—	162,500

Total liabilities	483,079	755,682

Commitments and Contingencies (Notes 2, 3, 5, 8, 9, and 11)
Stockholders’ Equity (Notes 3, 6 and 11)
Common stock, $.01 par value; 150,000,000 shares authorized 72,461,829 and 77,524,689 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	724,618	775,247
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	38,405,926	37,403,979
Accumulated Deficit	(34,766,716)	(32,147,998)

	3,543,905	5,211,305
Note receivable – stockholder (Note 6)	—	(1,900,000)

Total stockholders’ equity	3,543,905	3,311,305

Total Liabilities and Stockholders’ Equity	$4,026,984	$4,066,987

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31	Year Ended December 31	Year Ended December 31

	2003	2002	2001

Revenues	$9,021	$20,073	$—
Cost of Goods Sold	5,245	16,802	—

Gross Profit	3,776	3,271	—

Operating Expenses:
Selling, general and administrative expenses	2,405,570	2,829,898	6,312,253
Amortization & Depreciation	406,924	406,863	474,797

Total operating expenses	2,812,494	3,236,761	6,787,050

Net loss from operations	(2,808,718)	(3,233,490)	(6,787,050)

Interest Income	—	21,257	—
Interest expense	(8,900)	(266,387)	(787,760)
Extinguishment of liabilities (Note 5)	198,900	—	—

Total other income (expense), net	190,000	(245,130)	(787,760)

Net loss	$(2,618,718)	$(3,478,620)	$(7,574,810)

Basic and diluted net loss per common share	$(.04)	$(.06)	$(.21)

Weighted average common shares outstanding	70,140,774	55,489,495	36,416,469

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Discount on Common Stock	Additional Paid-In Capital	Notes Receivable	Accumulated Deficit	Total

Balance, January 1, 2001	24,560,453	$245,604	$(819,923)	$21,208,288	$—	$(21,094,568)	$(460,599)
Conversion of debt and interest (Note 6)	33,333	333	—	16,708	—	—	17,041
Issuances of stock for assignment of note receivable (Note 6)	326,087	3,261	—	156,522	—	—	159,783
Issuances of stock for compensation (Note 6)	3,679,000	36,790	—	1,624,523	—	—	1,661,313
Issuances of stock for convertible debentures (Note 4)	3,834,213	38,342	—	1,236,658	—	—	1,275,000
Issuances of stock of convertible debt interest (Note 4)	406,523	4,066	—	139,135	—	—	143,201
Issuances of stock for accounts payable	10,000	100	—	3,400	—	—	3,500
Issuances of stock for services (Note 6)	1,270,000	12,700	—	1,016,492	—	—	1,029,192
Issuances of stock for Interfacial acquisition (Note 3)	12,500,001	125,000	—	6,625,001	—	—	6,750,001
Issuances of stock for Interfacial escrow (Note 3)	8,500,002	85,000	—	(85,000)	—	—	—
Discount on issuance of convertible debt/ warrants (Note 4)	—	—	—	653,343	—	—	653,343
Net loss	—	—	—		—	(7,574,810)	(7,574,810)

Balance, December 31, 2001	55,119,612	551,196	(819,923)	32,595,070	—	(28,669,378)	3,656,965
Shares issued for cash and notes receivable (Note 6)	13,888,889	138,889	—	2,361,111	(1,900,000)	—	600,000
Shares issued in repayment of shareholder advances (Note 4)	1,555,555	15,556	—	342,221	—	—	357,777
Proceeds from the issuance of common stock (Note 6)	850,000	8,500	—	191,500	—	—	200,000
Issuances of stock for compensation (Note 6)	125,000	1,250	—	148,750	—	—	150,000
Issuances of stock for services (Note 6)	5,075,000	50,750	—	713,543	—	—	764,293
Cancellation of Interfacial escrow shares (Note 3)	(500,000)	(5,000)	—	5,000	—	—	—
Issuances of stock for convertible debentures (Note 4)	1,410,633	14,106	—	460,894	—	—	475,000
Discount on issuances of convertible debt (Note 4)	—	—	—	112,760	—	—	112,760
Accrued stock based compensation (Note 11)	—	—	—	298,963	—	—	298,963
Compensation relating to stock options (Note 11)	—	—	—	174,167	—	—	174,167
Net loss	—	—	—	—	—	(3,478,620)	(3,478,620)

Balance, December 31, 2002	77,524,689	775,247	(819,923)	37,403,979	(1,900,000)	(32,147,998)	3,311,305
Payments received on notes receivable (Note 6)	—	—	—	—	1,900,000	—	1,900,000
Proceeds from issuance of common stock (Note 6)	2,457,142	24,571	—	575,409	—	—	599,980
Issuances of stock for services (Note 6)	480,000	4,800	—	243,259	—	—	248,059
Expense relating to stock option grants (Note 11)	—	—	—	33,279	—	—	33,279
Forgiveness of officer’s salary (Note 5)	—	—	—	70,000	—	—	70,000
Cancellation of Interfacial escrow shares (Note 3)	(8,000,002)	(80,000)	—	80,000	—	—	—
Net loss	—	—	—	—	—	(2,618,718)	(2,618,718)

Balance, December 31, 2003	72,461,829	$724,618	$(819,923)	$38,405,926	$—	$(34,766,716)	$3,543,905

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001

Cash Flows from Operating Activities
Net loss	$(2,618,718)	$(3,478,620)	$(7,574,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation/ Amortization	406,924	406,863	474,797
In-process research and development acquired	—	—	1,900,000
Non-cash stock compensation	281,338	1,387,423	2,790,287
Interest expense recognized-discount on notes payable	—	171,835	594,267
Interest expense recognized-conversion of debt	—	77,778	150,243
Loss on disposal of machinery and equipment	—	—	5,527
Extinguishment of liabilities	(198,900)	—	—
Write-off of note receivable	35,000	—	—
Change in assets and liabilities:
Increase in accounts receivable	(2,762)	(3,338)	—
Increase in inventory	(55,240)	(7,070)	—
Decrease in prepaid expense	2,113	—	13,857
Increase (Decrease) in accounts payable	65,880	(107,006)	28,531
(Decrease) Increase in accrued expenses	(69,583)	77,879	137,705
Increase in accrued interest	—	9,750	8,802

Net cash used in operating activities	(2,153,948)	(1,464,506)	(1,470,794)

Cash Flows from Investing Activities
Acquisition of machinery and equipment	(740)	—	(14,142)
Proceeds from the sale of property and equipment	—	—	2,400
Issuance of Note Receivable	—	—	(35,000)
Proceeds from repayments of Note Receivable	—	45,000	15,000

Net cash (used in) provided by investing activities	(740)	45,000	(31,742)

Cash Flows from Financing Activities
Proceeds from common stock issued	2,499,980	800,000	—
Advances from stockholders	—	280,000	—
Proceeds from notes payable	—	320,000	1,431,000
Payment on notes payable	—	—	(23,500)

Net cash provided by financing activities	2,499,980	1,400,000	1,407,500

Net increase (decrease) in cash	345,292	(19,506)	(95,036)
Cash, beginning	13,662	33,168	128,204

Cash, ending	$358,954	$13,662	$33,168

Schedule of non-cash investing and financing activities
Discount on issuances of convertible debt and notes payable	$—	$190,537	$653,343
Conversion of debt to common stock	—	475,000	1,438,742
Shares issued in repayment of shareholder advances	—	280,000	—
Acquisition of Interfacial	—	—	6,750,001
Issuance of stock for note receivable	—	1,900,000	60,000
Forgiveness of officer’s salary	70,000	—	—

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business

International Fuel Technology, Inc., (“IFT”) is a company that was incorporated under the laws of the State of Nevada on April 9, 1996 and was formerly known as MagnoDynamic Corporation. As described in Note 6, IFT acquired Blencathia Acquisition Corporation to ensure IFT would remain a fully trading and reporting entity on the OTC Bulletin Board. United States Fuel Technology, Inc., Scientific Fuel Technology, LLC, and Blencathia Acquisition Corporation were all dissolved subsequent to their merger into IFT. As part of IFT’s efforts to expand into promising new engine emission-reduction technologies, IFT completed the acquisition of Interfacial Technologies (UK) Ltd. (“Interfacial”) on May 25, 2001. All of the operations of Interfacial were transferred to IFT subsequent to the acquisition. Through the acquisition of Interfacial, IFT has developed a family of proprietary fuels and fuel additive formulations. These unique fuel blends have been created to materially improve fuel economy, enhance lubricity (reducing engine wear and tear) and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuel mediums. In 2002, IFT emerged from its research and development phase and is now focused on the commercialization of its numerous fuel blends and additives.

Summaries of IFT’s significant accounting policies follow:

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

Revenue Recognition

IFT recognizes revenue from the sale of its product when the merchandise is shipped. IFT also intends to license its products, which will result in recognition of revenue over the term of the license. At December 31, 2003, IFT has not yet entered into any agreements to license its products.

Cash

IFT maintains cash in a bank account, which, at times, exceeds federally insured limits.  IFT has experienced no losses relating to these excess amounts of cash in a bank.

Inventory

Inventory, which consists of finished product, is valued at the lower of cost, based on the first-in, first-out (“FIFO”) method, or market

Machinery and equipment

Machinery and equipment are stated at cost. Depreciation is computed on the straight-line method over

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

the appropriate estimated useful lives of the assets, generally over a period of 3 to 5 years.

Long-lived Assets

IFT reviews the carrying values of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances (such as changes in operations or estimated future cash flows) indicate that the carrying amount of the assets may not be recoverable. As of December 31, 2003 there has been no impairment of long-lived assets.

Goodwill

Goodwill is tested at least annually in the fourth quarter for impairment, unless any events occur during the year which might indicate an impairment. IFT calculates the fair value of the Company based on the quoted market price of the common stock compared to the carrying value of the Company. No impairments of goodwill have been recorded as of December 31, 2003.

Deferred income taxes

Deferred income taxes are provided on a liability method whereby deferred income tax assets are recognized for deductible temporary differences, operating losses and tax credit carryforwards and deferred income tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred income tax assets will not be realized.  Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Research and Development

Research and development costs are expensed in the period incurred. Expense for the years ended 2003, 2002 and 2001 was $31,300, $16,802, and $197,433, respectively.

Advertising Expenses

Advertising expenses are expensed as incurred and amounted to $32,964, $11,852 and $14,500 in 2003, 2002 and 2001, respectively.

Basic and diluted net loss per common share

Basic earnings per share are based upon the weighted average number of common shares outstanding for the period.  Diluted earnings per share are based upon the weighted average number of common and potentially dilutive common shares outstanding for the period.  Pursuant to SFAS 128, no adjustment is made for diluted earnings per share purposes since IFT is reporting a net loss and common stock equivalents would have an anti-dilutive effect. For the fiscal years ended December 31, 2003, 2002, and 2001, 8,760,000, 8,360,000, and 587,853 shares, respectively, of common stock equivalents were excluded from the computation of diluted net loss per share since their effect would be anti-dilutive.

Fair value of financial instruments

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Statement of Financial Accounting Standards (“FASB”) No. 107 (SFAS 107), Disclosures about Fair Value of Financial Instruments, requires the disclosure of fair value for all financial instruments as defined in SFAS 107 for which it is practicable to estimate fair value.

The carrying amounts of accounts payable and accounts receivable approximate fair value because of their short maturity.

Accounting for Stock-Based Compensation

IFT applies the intrinsic value method under APB Opinion 25 and related interpretations in accounting for employee stock options, which expenses the excess of market price of the stock over the exercise price on the measurement date. In addition, as a result of replacing stock grants with options certain options are treated as variable-based awards in accordance with APB 25 and are marked to market through compensation expense until the options are exercised, expired or forfeited. In 2003, IFT recognized $32,500 of compensation expense as a result of the stock price exceeding the exercise price established by repricing.

IFT has elected to continue to utilize the accounting provisions of APB 25 for stock options, and is required to provide pro forma disclosures of net loss and net loss per share had IFT adopted the fair value method under SFAS No. 123

The weighted-average, grant date fair value of stock options granted to employees during the year and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Sholes option pricing model, and the pro forma effect on net loss of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

	2003	2002

Significant assumptions (weighted average)
Weighted average fair value per options granted	$0.08	$0.14
Risk-free interest rate at grant date	2.38%	2.21%
Expected stock price volatility	1.7	1.5
Expected dividend payout	0	0
Expected option life (years)	4	4
Net loss
As Reported	$(2,618,718)	$(3,478,620)
Add expense recognized for variable based awards	$32,500	—
Deduct total stock-based employee compensation expense determined under the fair value based method	$(166,472)	$(559,987)

Proforma	$(2,752,690)	$(4,038,607)
Net loss per share
As Reported	$(0.04)	$(0.06)
Proforma	$(0.04)	$(0.07)

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

New Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide significant financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 31, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPE’s.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

•

A financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

•

A financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

•

A financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

In November 2003, FASB issued FASB Staff Position No. 150-3 (“FSS 150-3”) which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective and mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provision of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The adoption of FAS 150 did not have a material impact on the consolidated financial statements of the Company.

Note 2.    Ability to Continue as a Going Concern

IFT’s financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  IFT has incurred significant losses since inception and has previously had limited funds with which to operate.  Management is in the process of executing a strategy based upon developing pollution emission control technologies that also offer enhanced engine performance with respect to greater fuel economy.  IFT has several technologies in the commercialization phase and in development, and may seek to add other technologies through acquisitions.  IFT has received necessary regulatory and commercial acceptance for its products currently in the commercialization phase. During the first quarter of 2002, IFT began selling its products directly to the commercial marketplace. IFT expects to begin licensing its products and increasing its direct sales to the marketplace, with IFT eventually generating a level of revenues sufficient to meet IFT’s working capital requirements. However, it is possible that this may take more than one year. IFT will continue to seek funding, on a monthly basis, through private placements of equity securities with existing shareholders/investors of IFT. However, there is the possibility that these private placements may end at some point in the future. If IFT is unable to secure this additional funding, IFT may need to significantly curtail operations.

In November and December, 2003 IFT sold restricted shares, in a private placement, to various individuals netting approximately $570,000 in cash.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

Note 3.     Acquisitions

On May 25, 2001 IFT issued 12,500,001 common shares to the shareholders of Interfacial Technology Ltd. (“Interfacial”) to acquire all of Interfacial’s outstanding common stock. Interfacial is a company formed in May 2000 which has since its inception focused its efforts to develop proprietary fuels and fuel additive formulations that will improve fuel economy, enhance lubricity and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels. IFT acquired Interfacial because it believed their technology could be more expeditiously and cost effectively brought to market than its previously acquired PEERFUEL™ technology. The purchase price of approximately $6,750,001 was determined based on the market price of IFT’s common stock on the date the acquisition was announced. Stock certificates for an additional 8,500,002 common shares were placed in an escrow account subject to

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

a performance escrow agreement that provides for the release of the stock certificates to the Interfacial shareholders based on the achievement of certain revenue levels by IFT. In January of 2002, IFT and the former shareholders of Interfacial agreed to reduce the additional shares subject to the performance escrow by 500,000 shares. In May of 2003, IFT cancelled the remaining 8,000,002 shares in the escrow account as a result of IFT not achieving the revenue levels described in the performance agreement.

The acquisition has been accounted for using the purchase method of accounting, and the assets have been recorded at fair value. Results of operations have been included as of the effective date of the transaction. The purchase price of $6,750,001 was allocated as follows: $2,400,001 to purchased technology, $1,900,000 to in-process research and development, and $2,450,000 to goodwill. IFT is using an estimated life of six years for the purchased technology. At the date of acquisition, Interfacial’s efforts focused on fine-tuning its additive technology for aqueous blends and tailoring it to existing applications, in order to optimize the emission-reducing characteristics while preserving engine efficiency, and there existed uncertainties regarding the successful development of the technology. The amount allocated to in-process research and development was calculated in a valuation using the discounted cash flow method based on a useful life of six years, and the entire value of $1,900,000 was charged to research and development expense during 2001. As of December 31, 2001, IFT had completed development of this technology and was shifting its focus to commercialization. Amortization of purchased technology amounted to $400,000, $400,000 and $233,333 for the years ended December 31, 2003, 2002, and 2001, respectively. Amortization expense for the next five years will be as follows: 2004 - $400,000; 2005 - $400,000; 2006 - $400,000; 2007 - $166,668.

On January 1, 2002, IFT adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.

IFT adopted an annual goodwill impairment test date as of the beginning of the fourth quarter of 2002 and updated its test at the beginning of the fourth quarter of 2003. Following this approach, the business was evaluated using the quoted market price of the common stock, which indicated that the fair value of the business exceeded its carrying value. As a result, no impairment of goodwill was recorded.

A reconciliation of previously reported net loss and net loss per share for 2001 to the amounts adjusted for the exclusion of goodwill amortization as follows:

Year ended December 31, 2001

Reported net loss	$(7,574,810)
Add goodwill amortization	238,195

Adjusted net loss	$(7,336,615)

Net loss per share, basic and diluted	$(0.21)
Add goodwill amortization	0.01

Adjusted net loss per share, basic and diluted	$(0.20)

The summarized unaudited pro forma results of operations set forth below for the year ended December 31, 2001 assumes the acquisition occurred as of the beginning of 2001.

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisition had been completed at the beginning of the period presented, nor are the results of operations necessarily indicative of the results that will be attained in the future.

Year Ended December 31, 2001

Revenues	$0
Net loss	$(8,097,073)
Net loss per common share (Basic and diluted)	$(0.20)

Note 4.     Notes Payable and Convertible Debentures

On April 11, 2001 IFT issued 406,523 common shares to a total of four individuals as a recalculation of the beneficial conversion rate used for the payment of notes payable issued in 2000.  The recalculation was required due to 1,626,086 common shares issued in November 2000 not being registered with the United States Securities and Exchange Commission by March 31, 2001, as the notes payable specified.

During 2002, IFT received advances totaling $280,000 from shareholders.  IFT repaid the $280,000 by issuing 1,555,555 shares of common stock in 2002.  In connection with the issuance of the shares, IFT recognized $77,778 in interest expense due to the fair value of the stock on the date of extinguishment exceeding the carrying value by this amount.

During the years ended December 31, 2002 and 2001, IFT issued 1,410,633 and 3,834,213 shares of common stock upon the conversion of $475,000 and $1,275,000 worth of convertible debentures owned by Equity Opportunities Fund, Ltd. (“ IIG”).  An additional $112,760 and $653,343 had been recorded as a discount on the convertible debentures and added to additional paid-in capital, relating to the beneficial conversion feature in 2002 and 2001 and the $42,750 value of 150,000 warrants related to the convertible debentures in 2001.  The warrants were valued at the fair value on the date of issuance using the Black-Scholes option pricing model.  The beneficial conversion feature was calculated as the excess value of the shares to be converted over the amount of the proceeds allocated to the convertible debentures.

On December 31, 2003 and 2002, IFT had no outstanding convertible debentures.  During the year ended December 31, 2003 no convertible debentures were issued by IFT.

Note 5.     Extinguishment of Liabilities

Included in accrued compensation at December 31, 2003 and 2002, is $194,785 and $287,575, respectively, of compensation relating to employment agreements for which services have been rendered.  During 2003, an officer of IFT agreed to relieve IFT from its obligation of $70,000 of salary owed to him for service in previous years.  The write-off of the $70,000 liability was accounted for as a contribution of capital.

In December 2003, as a result of a litigation settlement, IFT was released from its obligation regarding notes payable in the amount of $162,500 accrued interest relating to the notes of $27,500 and 2003 interest expense of $8,900.  The write-off of the notes and interest was recognized as other income.

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6.     Stockholders’ Equity

Effective October 27, 1999, IFT merged with and into Blencathia Acquisition Corporation (“Blencathia”).  Blencathia had 300,000 shares outstanding at the time of the merger, which it redeemed and canceled.  In exchange for 300,000 shares of Blencathia’s common stock, IFT issued 300,000 shares of its restricted common stock.  These shares are expected to be sold in an amount sufficient to provide the former shareholders of Blencathia with proceeds of $500,000, the negotiated cost of the acquisition.

On May 8, 2000 IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement.  The 300,000 shares of common stock are included in the statement of stockholders’ deficit for the year ended December 31, 2003, 2002 and 2001 but are not included in earnings per share and weighted average share calculations for those periods. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT’s approval.  If the shares are sold and $500,000 is not generated additional shares may need to be issued to the shareholders of Blencathia.  Based on the December 31, 2003 market price, $.39, of IFT’s common stock, a total of 1,282,051 shares would need to be issued to generate the $500,000 proceeds.

During 2001, IFT issued 33,333 shares in repayment of a $10,000 note payable to a stockholder.  In connection with the issuance of the shares, IFT recognized $7,041 in interest expense due to the fair value of the stock on the date of extinguishment exceeding the carrying value of the debt.

During 2001, IFT issued 326,087 shares of common stock valued at $159,783 as payment to a Director of IFT in exchange for the Director’s rights on a $60,000 note receivable and for $99,783 of consulting services.  The stock was valued based on the trading price on the date of issuance.

During 2001 and 2002, IFT entered into consulting agreements providing for the issuance of shares through 2003.  IFT recorded the value of the shares to be issued ratably based on the fair value of the stock over the terms of the consulting agreements.  In 2001, IFT issued 1,270,000 shares of common stock related to these agreements and recorded $1,029,192 as consulting expense.  During 2002, IFT issued 5,075,000 shares of common stock and recorded $764,293 of consulting expense.  During 2003, IFT issued 480,000 shares of common stock and recorded $248,059 as consulting expense.  No additional stock is to be issued under these agreements.

During 2001 and 2002, IFT issued 3,679,000 and 125,000 shares of stock, respectively, to employees and Directors. Compensation expense of of $1,661,313 and $150,000 was recognized in 2001 and 2002, respectively, based on the trading price on the date of issuance.

In 2002, IFT secured $2.5 million in new capital from the sale of 13,888,889 shares of restricted common stock to R.C. Holding Company.  IFT received $1,900,000 and $600,000 from the sale of these shares in 2003 and 2002, respectively.

During 2002, IFT sold 850,000 shares of common stock to a consultant and a Director and received proceeds of $200,000. During 2003, IFT sold 2,457,142 shares of common stock to consultants and Directors and received proceeds of $599,980.  The sale price of the stock was based on the trading price on the date of issuance.

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.     Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the net deferred income tax asset are as follows:

December 31,	2003	2002

Net operating loss carryforwards	$9,068,000	$8,238,000
Amortization	683,000	700,000
Stock option expense	172,000	161,000
Accrued compensation	21,000	28,000

	9,944,000	9,127,000
Less valuation allowance	(9,944,000)	(9,127,000)

Deferred tax asset	$—	$—

In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. IFT has established a valuation allowance to the extent of its deferred tax assets since it is more likely than not that the benefit cannot be realized in the future.

Net operating loss carryforwards available for IFT for Federal tax purposes are as follows:

Balance	Expiration

$344,473	2012
1,090,666	2013
12,971,893	2019
4,213,207	2020
2,878,026	2021
2,729,826	2022
2,441,976	2023

$26,670,067

The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to the income tax benefit is as follows:

Year ended December 31,	2003	2002	2001

Tax benefit at federal statutory rate	$(855,000)	$(1,183,000)	$(2,575,000)
Change in deferred tax valuation allowance	817,000	1,010,000	1,717,000
Stock based compensation	38,000	173,000	858,000

Income tax benefit	$—	$—	$—

Note 8. Lease Commitment

As of January 1, 2002, IFT leased office space under a five-year operating lease, expiring on December

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

31, 2006.  Future minimum lease payments are $52,800 for the years 2004, 2005, and 2006. Rent expense was $52,755, $57,607, and $63,408, during the fiscal years ended December 31, 2003, 2002, and 2001, respectively.

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

Note 10. Quarterly Statements of Operation Information (Unaudited)

	For the Three Month Period Ended

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003

Revenues	$1,295	$571	$373	$6,782
Gross profit	$511	$249	$43	$2,973
Net loss	$(783,206)	$(729,896)	$(583,719)	$(521,897)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average common shares outstanding	69,474,685	69,838,685	70,254,685	70,995,042

	For the Three Month Period Ended

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

Revenues	$5,323	$2,361	$9,855	$2,534
Gross profit	$2,776	$538	$3,765	$(3,808)
Net loss	$(1,069,689)	$(357,041)	$(1,373,198)	$(678,692)
Basic and diluted net loss per share	$(.02)	$(.01)	$(.02)	$(.02)
Weighted average common shares outstanding	47,223,346	48,508,441	56,049,132	69,735,120

Note 11. Options

On October 23, 2001, the Board of Directors adopted International Fuel Technology, Inc.’s Long-term Incentive Plan. The Board of Directors will be responsible for the administration of this Plan, and will grant awards under this Plan. Subject to the express provisions of the Plan, the Board of Directors shall have full authority and sole and absolute discretion to interpret and amend this Plan, to prescribe, amend

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

and rescind rules and regulations relating to it, and to make all other determinations which it believes to be necessary or advisable in administering this Plan. The determinations of the Board of Directors on the matters referred to in this Section shall be conclusive. No member of the Board of Directors shall be liable for any act or omission in connection with the administration of this Plan unless it resulted from the member’s willful misconduct.

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

During the twelve months ended December 31, 2002, IFT recorded $298,963 in compensation expense relating to shares that were to be issued to employees on various anniversary dates of their employment. These shares were never issued, and were replaced with grants of options under the Long-Term Incentive Plan to purchase an aggregate of 510,000 shares of common stock at exercise prices ranging from $0.14 to $0.25 per share, vesting immediately, and expiring in August 2007. These options are being accounted for using variable-based accounting in accordance with APB 25. As a result, IFT incurred compensation expense of $32,500 as a result of the stock price exceeding the exercise price established by repricing (which ranged from $0.26 to $0.48).

In 2002 and 2003, IFT granted an additional 4,850,000 and 1,500,000 stock options to employees.   3,000,000 of the options granted in 2002 vested immediately, and the remaining 2002 options and all the 2003 options vest over 12 or 24 months.  The options have exercise prices ranging from $0.25 to $0.75 and expire in 2007 and 2008.  IFT applied the intrinsic value method under APB 25 and related interpretations in accounting for these options.  Accordingly, no compensation cost has been recognized, as the market price of the stock did not exceed the exercise price on the measurement date.

The following tables summarize information about stock options during the year ended December 31, 2003:

	Shares	Exercise Price per Share	Weighted Average Exercise Price

Outstanding at December 31, 2001	—	—	—
Granted	5,360,000	0.14-0.75	0.47

Outstanding at December 31, 2002	5,360,000
Granted	1,500,000	$0.5	$0.5
Exercised	—	—	—
Cancelled	(100,000)	$0.5	$0.5

Outstanding at December 31, 2003	6,760,000	$0.14-0.75	$0.48

Options exercisable at December 31, 2003	4,385,000	$0.14-0.75	$0.46

Options exercisable at December 31, 2002	3,510,000	$0.14-0.75	$0.46

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

	Options Outstanding			Options Exercisable

Exercise Price	Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Exercise Price

$0.14 - $0.25	1,510,000	4.7	$0.23	1,510,000	$0.23
$0.50 - $0.75	5,250,000	4.7	0.55	2,875,000	0.59

	6,760,000	4.7	$0.48	4,385,000	$0.46

In 2002 and 2003, IFT granted 3,000,000 and 500,000 stock options to non-employees.  1,000,000 of the options granted in 2002 vested immediately and were recorded as consulting expense at that time.  The remaining 2002 options and all the 2003 options vest over 12 or 24 months and the fair value of the options are being recorded as consulting expense ratably over the vesting period.  In 2003, 1,500,000 options granted in 2002 that had not yet vested were forfeited. IFT cancelled these options and reversed previously recognized consulting expense relating to these options.  Total consulting expense recognized in connection with these options was $174,167 in 2002 and $779 in 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By:	/s/ JONATHAN R. BURST	Date	March 19, 2004

Jonathan R. Burst
President and Chief Executive Officer

By:	/s/ MICHAEL F. OBERTOP	Date	March 19, 2004

Michael F. Obertop
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JONATHAN R. BURST	Date	March 19, 2004

Jonathan R. Burst
Chairman of the Board

By:	/s/ REX CARR	Date	March 19, 2004

Rex Carr
Director

By:	/s/ GARY KIRK	Date	March 19, 2004

Gary Kirk
Director

By	/s/ DAVID B. NORRIS	Date	March 19, 2004

David B. Norris
Director

By:	/s/ HARRY DEMETRIOU	Date	March 19, 2004

Harry Demetriou
Director

By:	/s/ JOHN P. STUPP JR.	Date	March 19, 2004

John P. Stupp Jr.
Director

By:	/s/ TONY CROSS	Date	March 19, 2004

Tony Cross
Director