Form 10-Q
period 2004-03-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2004-04-30
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________________

Commission file number: 000-25367

International Fuel Technology, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	88-0357508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7777 Bonhomme, Suite 1920, St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)

(314) 727- 3333
(Registrant’s telephone number)

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

                    Yes           ☐          No           ☒

          The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on April 26, 2004, as reported on the OTC Bulletin Board, was $50,273,806.

          Number of shares of common stock outstanding as of April 26, 2004: 73,932,067

FORM 10-Q

For The Quarterly Period Ended March 31, 2004

INDEX

		Page

Part I – FINANCIAL INFORMATION

Item 1-	Financial Statements

	Balance Sheets – March 31, 2004 and December 31, 2003	3

	Statements of Operations – Three Month Period Ended March 31, 2004 and 2003	4

	Statement of Stockholders’ Equity – Three Months Ended March 31, 2004	5

	Statements of Cash Flows – Three Months Ended March 31, 2004 and 2003	6

	Notes to Financial Statements	7 - 8

Item 2-	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 – 11

Item 3 –	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4 –	Controls and Procedures	11

Part II – OTHER INFORMATION

Item 1 –	Legal Proceedings	11

Item 2 –	Change in Securities, Use of Proceeds and Issuer Purchase of Equity Securities	11 – 12

Item 6 –	Exhibits and Reports on Form 8-K	12

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

ASSETS	March 31, 2004	December 31, 2003

	(Unaudited)
Current Assets
Cash	$252,657	$358,954
Accounts Receivable	6,366	6,100
Inventory	106,018	62,310
Prepaid Expenses	13,137	13,137

Total current assets	378,178	440,501

Property and Equipment
Machinery and equipment	27,621	27,621
Accumulated depreciation	(21,388)	(19,611)

Total property and equipment	6,233	8,010

Purchased Technology, Net of accumulated amortization of $1,133,333 and $1,033,333 at March 31, 2004 and December 31, 2003, respectively	1,266,668	1,366,668
Goodwill	2,211,805	2,211,805

Total assets	$3,862,884	$4,026,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$198,543	$211,653
Accrued compensation	225,997	221,426
Other accrued expenses	50,000	50,000

Total current liabilities	474,540	483,079

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value; authorized, 150,000,000, 73,932,067 and 72,461,829 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	739,320	724,618
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	38,838,203	38,405,926
Accumulated deficit	(35,369,256)	(34,766,716)

Total stockholders’ equity	3,388,344	3,543,905

Total Liabilities and Stockholders’ equity	$3,862,884	$4,026,984

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

	(Unaudited)
Revenues	$3,614	$1,295
Cost of Goods Sold	1,566	784

Gross Profit	2,048	511

Operating Expenses
Selling, general and administrative expenses	502,811	679,564
Amortization and depreciation	101,777	101,715

Total operating expenses	604,588	781,279

Net loss from operations	(602,540)	(780,768)

Interest expense	-	(2,438)

Net loss	$(602,540)	$(783,206)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding	72,720,699	69,474,685

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH
31, 2004
(Unaudited)

	Common Stock Shares	Common Stock Amount	Discount on Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, January 1, 2004	72,461,829	$724,618	$(819,923)	$38,405,926	$(34,766,716)	$3,543,905
Proceeds from issuance of common stock	1,470,238	14,702	-	435,298	-	450,000
Expense relating to stock option grants	-	-	-	(3,021)	-	(3,021)
Net loss	-	-	-	-	(602,540)	(602,540)

Balance, March 31, 2004	73,932,067	$739,320	$(819,923)	$38,838,203	$(35,369,256)	$3,388,344

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Cash Flows from Operating Activities:
Net loss	$(602,540)	$(783,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and Depreciation	101,777	101,715
Non-cash stock compensation	(3,021)	149,306
Interest expense recognized - discount and conversion of debt
Change in assets and liabilities:
Increase in prepaid expenses	-	(19,750)
Increase in accrued compensation	-	8,555
Increase in accounts receivable	(266)	-
Increase in inventory	(43,708)	(1,879)
(Decrease)/Increase in accounts payable	(13,110)	24,604
Increase in other accrued expenses	4,571	-
Increase in accrued interest	-	2,438

Net cash used in operating activities	(556,297)	(518,217)

Cash Flows from Investing Activities:
Proceeds from repayments of notes receivable	-	-

Net cash provided by investing activities	0	0

Cash Flows from Financing Activities:
Proceeds from common stock issued	450,000
Proceeds from note receivable - stockholder		566,667

Net cash provided by financing activities	450,000	566,667

Net increase in cash	(106,297)	48,450
Cash, beginning	358,954	13,662

Cash, ending	$252,657	$62,112

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The interim financial statements included herein have been prepared by International Fuel Technology, Inc. (“IFT”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although IFT believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in IFT’s annual report on Form 10-K for the twelve month period ended December 31, 2003.  IFT follows the same accounting policies in preparation of interim reports.

Note 2 -- Ability to Continue as a Going Concern

IFT’s financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  IFT has incurred significant losses since inception and has previously had limited funds with which to operate.  Management is in the process of executing a strategy based upon developing pollution emission control technologies that also offer enhanced engine performance with respect to greater fuel economy.  IFT has several technologies in the commercialization phase and in development, and may seek to add other technologies through acquisitions.  IFT has received necessary regulatory and commercial acceptance for its products currently in the commercialization phase. During the first quarter of 2002, IFT began selling its products directly to the commercial marketplace. IFT expects to begin licensing its products and increasing its direct sales to the marketplace, with IFT eventually generating a level of revenues sufficient to meet IFT’s working capital requirements. While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of $1 million over the remainder of the 2004 fiscal year will be necessary in order to enable us to meet our capital needs. IFT has secured $1,050,000 in funding for the remainder of 2004 with a significant shareholder and director.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

Note 3 – Accounting for Stock-Based Compensation

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

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2004	2003

Significant assumptions (weighted average)
Weighted average fair value per options granted	$0.50	$0.50
Risk-free interest rate at grant date	2.21%	2.21%
Expected stock price volatility	1.5	1.5
Expected dividend payout	0	0
Expected option life (years)	4	4

Net loss
As Reported	$(602,540)	$(783,206)
Add expense recognized for variable-based awards	$12,500	-
Deduct total stock-based employee compensation expense determined under the fair value based method	$(25,697)	$(29,936)

Proforma	$(615,737)	$(813,142)

Net loss per share
As Reported	$(0.01)	$(0.01)
Proforma	$(0.01)	$(0.01)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward looking statements are based largely on IFT’s expectations and are subject to a number of risks and uncertainties, many of which are beyond IFT’s control, including, but not limited to, economic, competitive and other factors affecting IFT’s operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by IFT with the Securities and Exchange Commission.  Actual results could differ materially from these forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate.  IFT does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Overview

IFT has developed a family of fuel blends that have been created through the use of proprietary fuel additives. IFT is now in the process of patenting the fuel additives and resulting fuel blends as part of its efforts to commercialize these fuel blends. The individual fuel blends incorporating the IFT additive formulations include base fuel with additive only, base fuel with kerosene, base fuel with biodiesel, base fuel with ethanol, and base fuel with an urea/water solution. IFT seeks to commercialize these fuel blends on a global basis through the use of strategic partnerships with a variety of targeted companies including fuel refiners, distributors of fuel additives, original equipment manufacturer’s, and other companies.

Three Months Ended March 31, 2004 compared to the Three Months Ended March 31, 2003

Results of Operations

IFT’s revenues of $3,614, in the first quarter of 2004, were generated from the sales of its DiesolIFT, GasolIFT, and Kerolift products.

Total operating expenses were $604,588 for the three months ended March 31, 2004, as compared to the operating expenses of $781,279 for the three month period ended March 31, 2003.  This represents a $176,691 decrease from the prior period.  Decreased operating expenses in the current period compared to the prior period are a result of a decrease of selling, general and administrative expenses in 2003, as described below.

Selling, general and administrative expenses for the three months ended March 31, 2004 were $502,811, as compared to the selling, general and administrative expenses of $679,564 for the three month period ended March 31, 2003. This represents a decrease of $176,753 from the prior period. This decrease can be attributed to the reduction of consulting and legal fees.

Amortization and depreciation expenses for the three months ended March 31, 2004 were $101,777, as compared to $101,715 for the corresponding period in 2003.

Interest expense was $0 for the three months ended March 31, 2004, as compared to the interest expense of $2,438 for the three month period ended March 31, 2003.  Interest expense is zero because of the extinguishment of the long-term liability during the fourth quarter of 2003.

The net loss for the three months ended March 31, 2004 was $602,540 as compared to the net loss of $783,206 for the three months ended March 31, 2003.  This represents a $180,666 decrease from the prior period, primarily due to a reduction in consulting and legal fees. The basic and dilutive net loss per common share for the three months ended March 31, 2004 was $.01 and remain unchanged from the three months ended March 31, 2003.

Critical Accounting Policies

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

As of March 31, 2004, there has been no impairment of long-lived intangible assets.

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

Deferred Income Taxes. Deferred income taxes are recognized for the tax consequences of “temporary  differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At March 31, 2004, IFT’s deferred income tax assets consisted principally of net operating loss carryforwards, and have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

Liquidity and Capital Resources

A critical component of management’s operating plan impacting the continued existence of IFT is the ability to obtain additional capital through additional debt and/or equity financing.   Management does not anticipate that IFT will generate a positive internal cash flow until such time as IFT can generate revenues from license fees from its products, which may take the next few years to realize. If IFT cannot obtain the necessary capital to pursue its business plan, IFT may have to cease or significantly curtail its operations.  This would materially impact its ability to continue as a going concern.  The independent auditor’s reports included with the financial statements filed in IFT’s 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 19, 2004 indicates that there is a substantial doubt that IFT can continue as a going concern.

A portion of IFT’s operating loss relates to charges for non-cash operating expenses such as amortization and depreciation. For the three months ended March 31, 2004, IFT has raised $450,000 in cash from to the issuance of restricted common stock in a private placement to a significant shareholder and director.

IFT has not made significant cash investments in property and equipment or in the acquisition of companies or technologies since 2001.

The cash used in operating activities was $556,297 for the three months ended March 31, 2004 as compared to cash used in operating activities of $518,217 for the three months ended March 31, 2003.

Cash used in operations for the three months ended March 31, 2004 increased primarily because less stock was issued for services and compensation in the first quarter of 2004. In addition, more cash was paid for inventory. The cash provided by financing activities was $450,000 for the three months ended March 31, 2004 as compared to $566,667 provided by financing activities for the three months ended March 31, 2003.  Cash provided by financing activities for the three months ended March 31, 2004 related to proceeds from the sale of restricted common stock to a significant shareholder and director.  Net cash decreased by $106,297 for the three months ended March 31, 2004 as compared to net cash increasing by $48,450 for the three months ended March 31, 2003.

Working capital at March 31, 2004 was ($96,359) as compared to ($42,578) at December 31, 2003.

While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $1 million over the remainder of the 2004 fiscal year will be necessary in order to enable us to meet our current capital needs. IFT has secured $1,050,000 in funding for the remainder of 2004 with a significant shareholder and director.

Subsequent Events

In April of 2004, IFT secured $1,050,000 in funding for the remainder of 2004 with a significant shareholder and director.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Based on their evaluations as of a March 31, 2004, our principal executive officer and principal financial officer, with the participation of our full management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are (i) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others particularly during the period in which this report was being prepared, and (ii) effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b)

Changes in controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the results of operations or financial position of the Company.

Item 2. Change in Securities, Use of Proceeds and Issuer Purchase of Equity Securities.

For the three months ended March 31, 2004, IFT has raised $450,000 in cash from to the issuance of restricted common stock in a private placement to a significant shareholder and director.

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By:	/s/ Jonathan R. Burst	Date:	April 30, 2004

Jonathan R. Burst
Chief Executive Officer

By:	/s/ Michael F. Obertop	Date	April 30, 2004

Michael F. Obertop
Chief Financial Officer