Form 10-Q
period 2004-06-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2004-07-23
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

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

          The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on July 19, 2004, as reported on the OTC Bulletin Board, was $28,419,899.

          Number of shares of common stock outstanding as of June 30, 2004: 74,789,209

FORM 10-Q

For The Quarterly Period Ended June 30, 2004

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

	June 30, 2004	December 31, 2003

	(Unaudited)
ASSETS
Current Assets
Cash	$32,505	$358,954
Accounts Receivable	10,418	6,100
Inventory	101,290	62,310
Prepaid Expenses	14,275	13,137

Total current assets	158,488	440,501

Property and Equipment
Machinery and equipment	27,621	27,621
Accumulated depreciation	(23,165)	(19,611)

Total property and equipment	4,456	8,010

Purchased Technology, Net of accumulated amortization of $1,233,333 and $1,033,333 at June 30, 2004 and December 31, 2003, respectively	1,166,668	1,366,668
Goodwill	2,211,805	2,211,805

Total assets	$3,541,417	$4,026,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$127,097	$211,653
Accrued compensation	226,011	221,426
Other accrued expenses	50,000	50,000

Total current liabilities	403,108	483,079

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value; authorized, 150,000,000, 74,789,209 and 72,461,829 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	747,892	724,618
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	39,168,958	38,405,926
Accumulated deficit	(35,958,618)	(34,766,716)

Total stockholders’ equity	3,138,309	3,543,905

	$3,541,417	$4,026,984

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues	4,605	571	8,219	1,865
Cost of Revenues	2,276	322	3,842	1,105

Gross Profit	2,329	249	4,377	760

Operating Expenses
Selling, general and administrative expenses	489,914	625,991	992,724	1,305,555
Amortization and depreciation	101,777	101,716	203,555	203,431

Total operating expenses	591,691	727,707	1,196,279	1,508,986

Net loss from operations	(589,362)	(727,458)	(1,191,902)	(1,508,226)
Interest expense	—	(2,438)	—	(4,876)

Total other expense, net	—	(2,438)	—	(4,876)

Net loss	(589,362)	$(729,896)	(1,191,902)	(1,513,102)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding	73,924,060	69,838,685	73,456,652	69,656,685

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(Unaudited)

	Common Stock Shares	Common Stock Amount	Discount on Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, January 1, 2004	72,461,829	$724,618	$(819,923)	$38,405,926	$(34,766,716)	$3,543,905
Proceeds from issuance of stock	2,327,380	23,274	—	726,726	—	750,000
Expense relating to stock option grants	—	—	—	36,306	—	36,306
Net loss	—	—	—	—	(1,191,902)	(1,191,902)

Balance, June 30, 2004	74,789,209	$747,892	$(819,923)	$39,168,958	$(35,958,618)	$3,138,309

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Cash Flows from Operating Activities:
Net loss	$(1,191,902)	$(1,513,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization/Depreciation	203,555	203,431
Non-cash stock compensation	36,306	218,942
Change in assets and liabilities:
(Increase)/Decrease in prepaid expenses	(1,138)	818
Increase in accounts receivable	(4,318)	—
Increase in inventory	(38,980)	(1,638)
(Decrease)/Increase in accounts payable	(84,406)	52,111
Increase/(Decrease) in accrued expenses	4,434	(89,396)
Increase in accrued interest	—	4,875

Net cash used in operating activities	(1,076,449)	(1,123,958)

Cash Flows from Financing Activities:
Proceeds from common stock issued	750,000	30,000
Proceeds from note receivable - stockholder	—	1,100,001

Net cash provided by financing activities	750,000	1,130,001

Net (decrease)/increase in cash	(326,449)	6,043
Cash, beginning	358,954	13,662

Cash, ending	$32,505	$19,705

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in IFT’s annual report on Form 10-K for the twelve month period ended December 31, 2003.  IFT follows the same accounting policies in preparation of interim reports as it does in its annual statements.

Note 2 -- Ability to Continue as a Going Concern

IFT’s financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  IFT has incurred significant losses since inception and has previously had limited funds with which to operate.  Management is in the process of executing a strategy based upon developing pollution emission control technologies that also offer enhanced engine performance with respect to greater fuel economy.  IFT has several technologies in the commercialization phase and in development, and may seek to add other technologies through acquisitions.  IFT has received necessary regulatory and commercial acceptance for its products currently in the commercialization phase. During the first quarter of 2002, IFT began selling its products directly to the commercial marketplace. IFT expects to begin licensing its products and increasing its direct sales to the marketplace, with IFT eventually generating a level of revenues sufficient to meet IFT’s working capital requirements. While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of $700,000 over the remainder of the 2004 fiscal year will be necessary in order to enable us to meet our capital needs. IFT has secured $1,050,000 in funding for the remainder of 2004 with a significant shareholder and director, of which $300,000 has been utilized in the second quarter of 2004. The number of restricted shares to be issued to the shareholder is based on the lower of the Company’s stock price on the date of funding and $0.35. Under the financing agreement, shareholder will receive a minimum of 3,000,000 restricted shares, which would bring his ownership percentage to 24.5%. If Company receives alternative sources of funding, shareholder has the option of either funding or canceling the remaining amount.

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

INTERNATIONAL FUEL TECHNOLOGY, INC.

The weighted-average, grant date fair value of stock options granted to employees during the period and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

	Three months ended 6/30/04	Six months ended 6/30/04

Significant assumptions (weighted average)
Weighted average fair value per option granted	$0.50	$0.50
Risk-free interest rate at grant date	2.21%	2.21%
Expected stock price volatility	1.5	1.5
Expected dividend payout	0	0
Expected option life (years)	4	4
Net loss
As Reported	$(589,362)	$(1,191,902)
Add expense recognized for variable-based awards	39,327	36,306
Deduct total stock-based employee compensation expense determined under the fair value based method	(55,078)	(78,473)

Proforma	$(605,113)	$(1,234,069)

Net loss per share
As Reported	$(0.01)	$(0.02)
Proforma	$(0.01)	$(0.02)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward looking statements are based largely on IFT’s expectations and are subject to a number of risks and uncertainties, many of which are beyond IFT’s control, including, but not limited to, economic, competitive and other factors affecting IFT’s operations, markets, products and services, expansion strategies and other factors described elsewhere in this report and the documents filed by IFT with the Securities and Exchange Commission.  Actual results could differ materially from these forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate.  IFT does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

Three and Six Months Ended June 30, 2004 compared to the Three and Six Months Ended June 30, 2003

IFT’s revenues of $4,605, in the second quarter of 2004, and $8,219 for the six months ended June 30, 2004, were generated from the sales of Diesolift, Gasolift, and Kerolift products.

Total operating expenses were $591,691 for the three months ended June 30, 2004, as compared to the operating expenses of $727,707 for the three month period ended June 30, 2003.  This represents a $136,016 decrease from the prior period. Total operating expenses were $1,196,279 for the six months ended June 30, 2004, as compared to the operating expenses of $1,508,986. This represents a $312,707 decrease from the prior period. Decreased operating expenses are a result of a decrease in selling, general and administrative expenses in 2004, as described below.

Selling, general and administrative expenses for the three months ended June 30, 2004 were $489,914, as compared to the selling, general and administrative expenses of $625,991 for the three month period ended June 30, 2003. This represents a decrease of $136,077 from the prior period which is attributable to the decrease in legal and consulting fees. Legal fees were reduced due to the settlement of lawsuits during the fourth quarter of 2003.  Total selling, general and administrative expenses were $992,724 for the six months ended June 30, 2004 as compared to selling, general and administrative expenses of $1,305,555 for the six months ended June 30, 2003. This represents a decrease of $312,831 from the prior period and is attributable to a decrease in legal and consulting fees.

Amortization and depreciation expenses for the three months ended June 30, 2004 were $101,777, as compared to $101,716 for the corresponding period in 2003.  Amortization and depreciation expenses for the six months ended June 30, 2004 were $203,555 as compared to $203,431 for the corresponding period in 2003.

Interest expense was $0 for the three months ended June 30, 2004, as compared to the interest expense of $2,438 for the three month period ended June 30, 2003. Interest expense for the six months ended June 30, 2004 was $0 as compared to the interest expense of $4,876 for the corresponding period in 2003. Interest expense is zero because of the extinguishment of the long-term liability during the fourth quarter of 2003.

The net loss for the three months ended June 30, 2004 was $589,362 as compared to the net loss of $729,896 for the three months ended June 30, 2003.  This represents a $140,534 decrease from the prior period, primarily due to a decrease in legal fees and consulting fees. The net loss for the six month period ended June 30, 2004 was $1,191,902 as compared to the net loss of $1,513,102 for the corresponding period in 2003. This represents a decrease of $321,200 from the prior period, which is due to a decrease in legal fees and consulting fees. The basic and dilutive net loss per common share for the three months ended June 30, 2004 was $.01 as compared to the basic and dilutive net loss per common share of $.01 for the three months ended June 30, 2003. The basic and dilutive net loss per common share for the six months ended June 30, 2004 was $.02 as compared to the basic and dilutive net loss per common share of $.02 for the six months ended June 30, 2003.

Critical Accounting Policies

Valuation of long-lived and intangible assets. IFT assesses the impairment of identifiable intangibles, long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors IFT considers important which could trigger an impairment review include the following:

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

As of June 30, 2004, there has been no impairment of long-lived intangible assets.

Valuation of goodwill.  IFT tests goodwill for impairment at least annually in the fourth quarter.  IFT will also review goodwill for impairment throughout the year if any events or changes in circumstances that indicate the carrying value may not be recoverable are identified (such triggers for impairment review are described above in the section Valuation of long-lived and intangible assets).

For the test of impairment, IFT is using the market approach in determining the fair value of the Company.  Following this approach, the fair value of the business exceeded the carrying value of the business.  As a result, no impairment of goodwill was recorded.

Deferred income taxes. Deferred income taxes are recognized for the tax consequences of “temporary  differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At June 30, 2004, IFT’s deferred income tax assets consisted principally of net operating loss carryforwards and have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

Liquidity and Capital Resources

A critical component of management’s operating plan impacting the continued existence of IFT is the ability to obtain additional capital through additional debt and/or equity financing.  Management does not anticipate that IFT will generate a positive internal cash flow until such time as IFT can generate revenues from license fees from its products, which may take the next few years to realize. If IFT cannot obtain the necessary capital to pursue its business plan, IFT may have to cease or significantly curtail its operations.  This would materially impact its ability to continue as a going concern.  The independent auditor’s reports included with the financial statements filed in IFT’s 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 19, 2004, indicates that there is a substantial doubt that IFT can continue as a going concern.

A portion of IFT’s operating loss relates to charges for non-cash operating expenses such as amortization and depreciation. For the three months ended June 30, 2004, IFT raised $300,000 in cash from the issuance of restricted common stock in a private placement to a significant shareholder and director.

IFT has not made significant cash investments in property and equipment or in the acquisition of companies or technologies during 2004.

The cash used in operating activities was $1,076,449 for the six months ended June 30, 2004 as compared to cash used in operating activities of $1,123,958 for the six months ended June 30, 2003.  Cash used in operations for the six months ended June 30, 2003 decreased primarily because legal fees and consulting fees were reduced. The cash provided by investing activities was $0 for the six months ended June 30, 2004 and 2003, because there were no proceeds from repayments of notes receivable or capital expenditures during those periods.  The cash provided by financing activities was $750,000 for the six months ended June 30, 2004 as compared to $1,130,001 provided by financing activities for the six months ended June 30, 2003.  Cash provided by financing activities for the six months ended June 30, 2003 related to the issuance of restricted common stock in a private placement to a significant shareholder and director.  Net cash decreased by $326,449 for the six months ended June 30, 2004 as compared to net cash increasing by $6,043 for the six months ended June 30, 2003.

Working capital at June 30, 2004 was ($244,620) as compared to ($42,578) at December 31, 2003.

While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $700,000 over the remainder of the 2004 fiscal year will be necessary in order to enable us to meet our current capital needs. IFT has secured $1,050,000 in funding for the remainder of 2004 with a significant shareholder and director, of which $300,000 has been utilized in the second quarter of 2004. The number of restricted shares to be issued to the shareholder is based on the lower of the Company’s stock price on the date of funding and $0.35. Under the financing agreement, shareholder will receive a minimum of 3,000,000 restricted shares, which would bring his ownership percentage to 24.5%. If Company receives alternative sources of funding, shareholder has the option of either funding or canceling the remaining amount.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Based on their evaluations as of a June 30, 2004, our principal executive officer and principal financial officer, with the participation of our full management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are (i) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others particularly during the period in which this report was being prepared, and (ii) effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b)	Changes in controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Change in Securities, Use of Proceeds and Issuer Purchase of Equity Securities.

For the three months ended June 30, 2004, IFT issued a total of 857,143 shares of its common stock to a significant shareholder and director for $300,000 cash. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 9(2) of the Act.

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

INTERNATIONAL FUEL TECHNOLOGY, INC. (Registrant)

By:	/s/ JONATHAN R. BURST	Date:	July 23, 2004

Jonathan R. Burst
Chief Executive Officer
Principal Executive Officer

By:	/s/ MICHAEL F. OBERTOP	Date:	July 23, 2004

Michael F. Obertop
Chief Financial Officer
Principal Financial and Accounting Officer