Form 10-Q
period 2004-09-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2004-10-27
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

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

          The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on October 18, 2004, as reported on the OTC Bulletin Board, was $41,812,279.

          Number of shares of common stock outstanding as of September 30, 2004: 76,022,326

FORM 10-Q

For The Quarterly Period Ended September 30, 2004

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

	September 30, 2004	December 31, 2003

	(Unaudited)
ASSETS
Current Assets
Cash	$13,216	$358,954
Accounts Receivable	10,878	6,100
Inventory	92,885	62,310
Prepaid Expenses	14,275	13,137

Total current assets	131,254	440,501

Property and Equipment
Machinery and equipment	27,621	27,621
Accumulated depreciation	(24,943)	(19,611)

Total property and equipment	2,678	8,010

Purchased Technology, Net of accumulated amortization of $1,333,333 and $1,033,333 at September 30, 2004 and December 31, 2003, respectively	1,066,668	1,366,668
Goodwill	2,211,805	2,211,805

Total assets	$3,412,405	$4,026,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$149,180	$211,653
Accrued compensation	186,975	221,426
Other accrued expenses	50,000	50,000

Total current liabilities	386,155	483,079

Commitments and Contingencies Stockholders’ Equity
Common stock, $.01 par value; authorized, 150,000,000, 76,022,326 and 72,461,829 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	760,223	724,618
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	39,625,011	38,405,926
Accumulated deficit	(36,539,061)	(34,766,716)

Total stockholders’ equity	3,026,250	3,543,905

	$3,412,405	$4,026,984

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Revenues	6,435	373	14,655	2,238
Cost of Revenues	6,078	330	9,921	1,435

Gross Profit	357	43	4,734	803

Operating Expenses
Selling, general and administrative expenses	479,023	479,608	1,471,747	1,785,164
Amortization and depreciation	101,777	101,716	305,332	305,147

Total operating expenses	580,800	581,324	1,777,079	2,090,311

Net loss from operations	(580,443)	(581,281)	(1,772,345)	(2,089,508)
Interest expense	—	(2,438)	—	(7,314)

Total other expense, net	—	(2,438)	—	(7,314)

Net loss	(580,443)	$(583,719)	(1,772,345)	(2,096,822)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding	75,094,192	70,254,685	74,006,730	69,856,018

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2004
(Unaudited)

	Common Stock Shares	Common Stock Amount	Discount on Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, January 1, 2004	72,461,829	$724,618	$(819,923)	$38,405,926	$(34,766,716)	$3,543,905
Proceeds from issuance of common stock	3,210,497	32,105	—	1,017,895	—	1,050,000
Forgiveness of officer’s salary	—	—	—	35,638	—	35,638
Consulting shares issued	350,000	3,500	—	130,500	—	134,000
Expense relating to stock option grants	—	—	—	35,052	—	35,052
Net loss	—	—	—	—	(1,772,345)	(1,772,345)

Balance, September 30, 2004	76,022,326	$760,223	$(819,923)	$39,625,011	$(36,539,061)	$3,026,250

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Cash Flows from Operating Activities:
Net loss	$(1,772,345)	$(2,096,822)
Adjustments to reconcile net loss to net cash used in operating activities:

Amortization/Depreciation	305,332	305,147
Stock issued and additional paid in capital recognized for services and compensation	204,690	237,899
Change in assets and liabilities:
Increase in accounts receivable	(4,778)	—
Increase in inventory	(30,575)	(4,323)
(Increase)/Decrease in prepaid expenses	(1,138)	2,113
(Decrease)/Increase in accounts payable	(62,473)	88,794
Decrease in accrued expenses	(34,451)	(70,884)
Increase in accrued interest	—	7,313

Net cash used in operating activities	(1,395,738)	(1,530,763)

Cash Flows from Investing Activities:
Acquisition of machinery and equipment	—	(740)

Net cash used in investing activities	—	(740)

Cash Flows from Financing Activities:
Proceeds from common stock issued	1,050,000	30,000
Proceeds from note receivable - stockholder		1,500,001

Net cash provided by financing activities	1,050,000	1,530,001

Net decrease in cash	(345,738)	(1,502)
Cash, beginning	358,954	13,662

Cash, ending	$13,216	$12,160

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in IFT’s annual report on Form 10-K for the year ended December 31, 2003.  IFT follows the same accounting policies in preparation of interim reports as it does in its annual statements.

Note 2 – Ability to Continue as a Going Concern

IFT’s financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  IFT has incurred significant losses since inception and has  limited funds with which to operate.  Management is in the process of executing a strategy based upon developing pollution emission control technologies that also offer enhanced engine performance with respect to greater fuel economy.  IFT has several technologies in the commercialization phase and in development, and may seek to add other technologies through acquisitions.  IFT has received necessary regulatory and commercial acceptance for its products currently in the commercialization phase. During the first quarter of 2002, IFT began selling its products directly to the commercial marketplace. IFT expects to begin licensing its products and increasing its direct sales to the marketplace, with IFT eventually generating a level of revenues sufficient to meet IFT’s working capital requirements. While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of $450,000 over the remainder of the 2004 fiscal year will be necessary in order to enable us to meet our capital needs. IFT has secured $1,050,000 in funding for the last three quarters of 2004 with a significant shareholder and director, of which $600,000 has been utilized through September 30, 2004. The number of restricted shares to be issued to the shareholder for this funding is based on the lower of the Company’s stock price on the date of funding and $0.35. Under the financing agreement, the shareholder will receive a minimum of 3,000,000 restricted shares if all $1,050,000 is funded, which would bring his ownership percentage to 24.5%. If Company receives alternative sources of funding, the shareholder has the option of either funding or canceling the remaining amount.

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

IFT has elected to continue to utilize the accounting provisions of APB Opinion 25 for stock options and is required to provide pro forma disclosures of net loss and loss per share had IFT adopted the fair value method under SFAS No. 123.

INTERNATIONAL FUEL TECHNOLOGY, INC.

The weighted-average, grant date fair value of stock options granted to employees during the period and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under SFAS No. 123, are as follows:

	Three months ended 9/30/04	Three months ended 9/30/03	Nine months ended 9/30/04	Nine months ended 9/30/03

Significant assumptions (weighted average)
Weighted average fair value per option granted	$0.50	$0.50	$0.50	$0.50
Risk-free interest rate at grant date	2.21%	2.21%	2.21%	2.21%
Expected stock price volatility	1.5	1.5	1.5	1.5
Expected dividend payout	0	0	0	0
Expected option life (years)	4	4	4	4
Net loss
As reported	$(580,443)	$(583,719)	$(1,772,345)	$(2,096,822)
Add expense recognized for variable-based awards	(1,250)	—	35,052	—
Deduct total stock-based employee compensation expense determined under the fair value based method	(16,458)	(22,859)	(94,927)	(58,633)

Proforma	$(598,151)	$(606,578)	$(1,832,220)	$(2,155,455)

Net loss per share
As reported	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Proforma	$(0.01)	$(0.01)	$(0.02)	$(0.03)

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

Three and Nine Months Ended September 30, 2004 compared to the Three and Nine Months Ended September 30, 2003

IFT’s revenues of $6,435, in the third quarter of 2004, and $14,655 for the nine months ended September 30, 2004, were generated from the sales of Diesolift, Gasolift, and Kerolift products.

Total operating expenses were $580,443 for the three months ended September 30, 2004, as compared to the operating expenses of $581,324 for the three month period ended September 30, 2003.  This represents a $881 decrease from the prior period. Total operating expenses were $1,777,079 for the nine months ended September 30, 2004, as compared to the operating expenses of $2,090,311. This represents a $313,232 decrease from the prior period. Decreased operating expenses are a result of a decrease in selling, general and administrative expenses in 2004, as described below.

Selling, general and administrative expenses for the three months ended September 30, 2004 were $479,023, as compared to the selling, general and administrative expenses of $479,608 for the three month period ended September 30, 2003. This represents a decrease of $585. Total selling, general and administrative expenses were $1,471,747 for the nine months ended September 30, 2004 as compared to selling, general and administrative expenses of $1,785,164 for the nine months ended September 30, 2003. This represents a decrease of $313,417 from the prior period and is attributable to a decrease in legal and consulting fees.  Legal fees were reduced due to the settlement of lawsuits during the fourth quarter of 2003.

Amortization and depreciation expenses for the three months ended September 30, 2004 were $101,777, as compared to $101,716 for the corresponding period in 2003.  Amortization and depreciation expenses for the nine months ended September 30, 2004 were $305,332 as compared to $305,147 for the corresponding period in 2003.

Interest expense was $0 for the three months ended September 30, 2004, as compared to the interest expense of $2,438 for the three month period ended September 30, 2003. Interest expense for the nine months ended September 30, 2004 was $0 as compared to the interest expense of $7,314 for the corresponding period in 2003. Interest expense is zero in 2004 because of the extinguishment of the long-term liability during the fourth quarter of 2003.

The net loss for the three months ended September 30, 2004 was $580,443 as compared to the net loss of $583,719 for the three months ended September 30, 2003.  This represents a $3,276 decrease from the prior period, primarily due to a decrease in legal fees and consulting fees. The net loss for the nine month period ended September 30, 2004 was $1,772,345 as compared to the net loss of $2,096,822 for the corresponding period in 2003. This represents a decrease of $324,476 from the prior period, which is due to a decrease in legal fees and consulting fees. The basic and dilutive net loss per common share for the three months ended September 30, 2004 was $.01 as compared to the basic and dilutive net loss per common share of $.01 for the three months ended September 30, 2003. The basic and dilutive net loss per common share for the nine months ended September 30, 2004 was $.02 as compared to the basic and dilutive net loss per common share of $.03 for the nine months ended September 30, 2003.

Critical Accounting Policies

Valuation of long-lived and intangible assets. IFT assesses the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors IFT considers important which could trigger an impairment review include the following:

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

As of September 30, 2004, there has been no impairment of long-lived or intangible assets.

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

Deferred income taxes. Deferred income taxes are recognized for the tax consequences of “temporary  differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities plus tax credit carryforwards. At September 30, 2004, IFT’s deferred income tax assets consisted principally of net operating loss carryforwards and have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

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

A portion of IFT’s operating loss relates to charges for non-cash operating expenses such as amortization and depreciation. For the three months ended September 30, 2004, IFT raised $300,000 in cash from the issuance of restricted common stock in a private placement to a significant shareholder and director under a pre-arranged agreement.

IFT has not made significant cash investments in property and equipment or in the acquisition of companies or technologies during 2004.

The cash used in operating activities was $1,395,738 for the nine months ended September 30, 2004 as compared to cash used in operating activities of $1,530,763 for the nine months ended September 30, 2003.  Cash used in operations for the nine months ended September 30, 2003 decreased primarily because legal fees and consulting fees were reduced. The cash used in investing activities was $0 and $740 for the nine months ended September 30, 2004 and 2003, respectively, because there were no or minimal capital expenditures during those periods.  The cash provided by financing activities was $1,050,000 for the nine months ended September 30, 2004 as compared to $1,530,001 provided by financing activities for the nine months ended September 30, 2003.  Cash provided by financing activities for those periods related to the issuance of restricted common stock in private placements to a significant shareholder and director.  Net cash decreased by $345,738 for the nine months ended September 30, 2004 as compared to net cash decreasing by $1,502 for the nine months ended September 30, 2003.

Working capital at September 30, 2004 was ($254,901) as compared to ($42,578) at December 31, 2003.

While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $450,000 over the remainder of the 2004 fiscal year will be necessary in order to enable us to meet our current capital needs. IFT has secured $1,050,000 in funding for the last three quarters of 2004 with a significant shareholder and director, of which $600,000 has been utilized through September, 30 2004. The number of restricted shares to be issued to the shareholder for this funding is based on the lower of the Company’s stock price on the date of funding and $0.35. Under the financing agreement, the shareholder will receive a minimum of 3,000,000 restricted shares if all $1,050,000 is funded, which would bring his ownership percentage to 24.5%. If Company receives alternative sources of funding, the shareholder has the option of either funding or canceling the remaining amount.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Based on their evaluations as of a September 30, 2004, our principal executive officer and principal financial officer, with the participation of our full management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are (i) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others particularly during the period in which this report was being prepared, and (ii) effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b)

Changes in controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Change in Securities, Use of Proceeds and Issuer Purchase of Equity Securities.

For the three months ended September 30, 2004, IFT issued a total of 883,117 shares of its common stock to a significant shareholder and director for $300,000 cash. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 9(2) of the Act.

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By:	/s/ JONATHAN R. BURST	Date: October 27, 2004

Jonathan R. Burst Chief Executive Officer Principal Executive Officer

By:	/s/ MICHAEL F. OBERTOP	Date: October 27, 2004

Michael F. Obertop Chief Financial Officer Principal Financial and Accounting Officer