Form 10-K
period 2004-12-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2005-03-24
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes   ☒   No   ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.    ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐  No  ☒

          The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on June 30, 2004 as reported on the OTC Bulletin Board, was $32,159,360.

          Number of shares of common stock outstanding as of March 21, 2005: 77,993,754

INTERNATIONAL FUEL TECHNOLOGY, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2004

PART I

Forward Looking Statements and Associated Risks

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward looking statements are based largely on the expectations of International Fuel Technology Inc. (“IFT” or the “Company”) and are subject to a number of risks and uncertainties, many of which are beyond IFT’s control, including, but not limited to, economic, competitive and other factors affecting IFT’s operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by IFT with the Securities and Exchange Commission.  Actual results could differ materially from these forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate.  IFT does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Item 1.	Business

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

At December 31, 2004, IFT had seven full-time employees. No employee of IFT is represented by a labor union or is subject to a collective bargaining agreement. IFT believes that its employee relations are good.

Unlike other conventional fuel technologies, IFT’s additives are based on surfactant chemistry technology. Because of the unique character of surfactant molecules, the IFT formulations coat the fuel system, increasing lubricity (reducing engine wear and tear) while the detergent character of the molecules prevents deposit formation on fuel injectors. Finally, the dispersal of the surfactant molecules throughout the fuel results in greater atomization and efficiency of combustion, providing proven increases in fuel economy and reductions in emissions.

The additive formulations may be easily splash-blended in diesel or gasoline, or combined with fossil fuel and a series of mediums including synthetic diesel, ethanol, biodiesel, and urea/water, creating environmentally friendly finished fuel blends. The resulting additive fuel blends materially improve fuel economy, enhance lubricity and lower harmful engine emissions while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuel mediums. With the increasing pressure from public and private efforts around the world to reduce the level of harmful engine emissions, combined with the high cost of existing technologies now being sold to address this problem, management believes that the Company’s surfactant technology is poised to be one of the leading technologies adopted as part of the effort to clean up the global environment.

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

Once the additive is splash-blended with a fuel the blend forms into a stable emulsion, no additional mixing or agitation is required for the fuel blend to remain perfectly emulsified.

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
(4)

Emissions: The improved atomization of the fuel, resulting from the use of IFT’s additives, provides for a more complete fuel combustion. As a result, the amount of harmful carbon monoxide, hydrocarbons and particulate matter emissions are reduced significantly. The increased fuel efficiency and economy resulting from the use of IFT’s additives means that less fuel has to be burned for the same power output. Therefore, compared to un-additized fuel, less carbon dioxide and nitrogen oxides are released into the atmosphere for the same power output.

(5)

Co-solvency: An exciting benefit of IFT’s additive technology is the ability to hold ethanol and water in gasoline and diesel as a stable, homogeneous fuel. This is possible because IFT’s additives are based on surfactant chemistry. This enables the water/ethanol molecules to be distributed throughout the fuel in a stable and homogeneous manner, preventing phase separation and enhancing uniform combustion.

(6)

Microbial contamination: If water is present in the fuel and phase separation occurs, aerobic and anaerobic bacterial and fungal growth may occur in the aqueous phase. The co-solving effect of the IFT additives prevents phase separation from occurring and eliminates the environment for microbial growth. This reduces the need for biocides to treat the fuel, which can be expensive and difficult to handle.

(7)

Corrosion inhibitors: IFT’s fuel additives are natural corrosion inhibitors. When the additive surfactant molecules absorb to the side of the fuel system, they provide a protective coating. Also, the ability to co-solve any free water in the fuel, and prevent phase separation, helps prevent any corrosion that may occur due to the aqueous phase.

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

A patent application covering the chemical formulations for the additives Diesolift, Gasolift, and Kerolift has been filed and is pending. A patent application covering IFT’s proprietary synthetic diesel fuel blend (see “EPAct Application”) and the additive formulation used to make that fuel blend has been filed and is pending. In addition, IFT and Tomah (see “Manufacturing Partner”) have filed a joint patent pertaining to urea/water technology. These patent applications protect IFT’s technology in many countries.

Additional patent applications for the extension of IFT technology are in the process of being filed.

INDEPENDENT TESTING

IFT has completed extensive testing at Southwest Research Institiute (“SwRI”), in San Antonio,  Texas and Prodrive Ltd, in the United Kingdom. The test results confirmed the effectiveness of IFT’s additive formulations. In particular, all IFT fuel blends tested achieved: (i) an increase in fuel economy; (ii) no loss of engine power or torque; (iii) an increase in lubricity; and (iv) a reduction in CO2, NOx, and PM.

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

The testing protocol at SwRI for the IFT tests used the California Air Resources Board (“CARB”) reference engine, a 1991 Detroit Diesel Corporation Series 60 heavy-duty diesel engine (rebuilt to 1994-model specifications). The engine performance tests were conducted using the Environmental Protection Agency (“EPA”) Federal Test Procedure transient cycle, and the emissions were evaluated according to the California Code of Federal Regulations Title 40 requirements for heavy-duty engines. For a representative picture of the use of different fuel mediums against base diesel fuels, the testing used both EPA #2 diesel and CARB-equivalent diesel, which has significantly lower sulfur and aromatics content.

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

PRODUCTS

IFT has introduced three trademark brands that are being marketed around the world: Diesolift, Gasolift, and Kerolift.

Diesolift:

The Diesolift range of products applies IFT’s proprietary fuel enhancing technology to the field of diesel fuel and engines. Specifically formulated for use in heavy distillate fuels, use of Diesolift additized fuel blends provides all the benefits which characterize IFT’s portfolio of surfactant fuel enhancers. Variations of Diesolift can be specifically formulated to maximize the performance of No.2 diesel, diesel and ethanol blends, and diesel and biodiesel blends.

Gasolift:

Gasolift is the range of products specifically designed to apply IFT’s fuel enhancing technology to gasoline and light distillate fuels. Use of Gasolift brings significant improvements in engine performance, resulting in improved fuel economy and therefore reduced fuel costs.

Kerolift:

Kerolift has been specifically formulated to bring added benefits to heating oils, fuel systems and oil burners for all oil-fired equipment applications. Kerolift has a positive effect on the environment by reducing harmful emissions and “greenhouse” gases and eliminating black smoke.

IFT’s research and development expenses have been $108,146; $31,300; and $16,802 for the years 2004, 2003, and 2002, respectively.

EPAct APPLICATION

In February 2002, IFT filed a formal petition with the United States Department of Energy (“DOE”) requesting “alternative fuel” status for its Synthetic Diesel fuel blend under the Energy Policy Act of 1992 (“EPAct”). The EPAct program was designed with very specific goals in mind – make targeted reductions in the use of petroleum-based fuels in the United States while ensuring that the alternative fuels used to reduce our dependence on foreign oil are environmentally sound. IFT Synthetic Diesel is a fuel blend that consists substantially of synthetic diesel, a non-petroleum or non-barrel natural resource that is in abundant supply in the United States. In July 2002, the DOE responded to IFT’s petition and decided to take no additional action at that time. Management believes that its Synthetic Diesel should qualify for alternative fuel status and is in the process of pursuing other avenues to achieve designation of such status.

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

MANUFACTURING PARTNER

In 2001, IFT signed a manufacturing agreement with Tomah[3] Products, Inc., (“Tomah”) which makes Tomah the primary manufacturer of IFT’s fuel additives. The agreement covers existing and to-be-developed fuel additives. The agreement also involves Tomah in efforts to work with IFT to continue to optimize the effectiveness and reduce the manufacturing costs of the fuel additives and additive formulations, as well as collaborate on research and development activities on behalf of IFT.

Tomah, based in Milton, Wisconsin, is a privately owned company specializing in the manufacturing of industrial surfactants. Tomah manufactures products for a variety of industries, including petroleum additives, mining, and industrial and institutional cleaning and ships products to companies around the world. Originally founded in 1967, Tomah was acquired by Exxon in 1984 and operated as a division of Exxon until 1994, when it was spun off in a management buyout. Tomah excels at custom manufacturing and in jointly developing products designed to meet specific needs. IFT chose Tomah as its partner for long-term supply arrangements because of Tomah’s manufacturing capabilities, rapid response times and technical expertise.

REGULATORY ISSUES

In January 2000, the EPA enacted a far-reaching, stringent set of diesel emission standards that requires significant reduction in harmful emissions, especially Particulate Matter (PM) and Oxides of Nitrogen (NOx) beginning in 2004 and to be completely integrated by 2007. PM in diesel emissions is to be reduced by 90% and NOx is to be reduced by 95%. Equally important in the diesel fuel marketplace, the EPA also requires that 97% of the sulfur currently in diesel fuel be eliminated beginning in 2006.

Also, in order for IFT’s products to be used in the United States, EPA registration is required. In December 2001, IFT received EPA registration for the additive component of its fuel blends. In addition to the EPA, each state has its own regulatory body governing emissions standards. The most well known state agency, and the precedent setter for many other states, is CARB. All diesel fuel sold in California must be approved by CARB, which has a thorough and well-defined procedure for certification.

Another federal agency shaping the landscape of petroleum-based fuel consumption is the DOE. In an effort to reduce dependence on foreign oil and keep up with increasing demand for petroleum products, the DOE has created and sponsored programs that encourage the use of alternative fuels. The programs, such as the Energy Policy Act (EPAct) and the ethanol and biodiesel subsidy programs of the DOE and other government agencies, provide significant incentives for the adoption of targeted fuel blends, many of which are created and enhanced by the use of IFT’s products. IFT believes its products are well positioned to help consumers conform to current and future emissions standards and take advantage of existing incentive programs in the United States and the rest of the world.

COMPETITION

The breadth of existing technologies claiming to have solved engine emissions problems runs the gamut from alternative fueled vehicles (electric cars, fuel cell vehicles, etc.) to engine magnets.  Despite the vast amount of research that has been performed with the intention of solving emissions problems, no single technology has yet to gain widespread acceptance from both the public (regulatory) and private sectors.  The United States government and the governments of other countries have tried using economic incentives and tax breaks to promote the development of a variety of emissions reduction technologies.  However the base cost of many of these, coupled with issues such as lack of appropriate infrastructure (for example, compressed natural gas storage and delivery systems) and technical limitations (keeping alternative fuels emulsified, significant loss of power and fuel economy with current alternative fuels), currently makes market acceptance of many technologies economically unfeasible over the long term.

Given these limitations, it is unlikely that the global marketplace will accept just one technology, or a limited number of technologies, to solve the problems with harmful engine emissions. Management believes the “natural selection” expected to take place over the coming decade for new technologies may evolve on a market-by-market basis and be largely dependent upon local political influence.  Signs of the market development forces can be seen in:

(i)	Europe, where several countries, including Great Britain, France and Italy have enacted legislation providing tax breaks to companies that use fuel emulsions blending diesel and water;
(ii)

United States, where legislation has been enacted in Texas granting tax incentives to diesel and water based emulsions and in California, where low-sulfur diesel is being phased in and  powerful agricultural lobbies are promoting the use of alternative fuels such as biodiesel and ethanol in the federal government;

(iii)	China, where the central government has announced the construction of its first ethanol facilities; and
(iv)	Brazil, where regulations require a fuel blend with up to 22% ethanol.

Because the efforts to reduce harmful engine emissions are so widespread throughout the world, the market for competitive alternatives to existing solutions is relatively robust.  In general, these efforts can be placed into four categories: fuel blends (including aqueous and ethanol), additive technologies (catalysts such as metallic or precious metal additives), alternative fuels (CNG, biodiesel, and others), and after-market systems (catalytic converters and urea SCR systems).  Despite the efforts of all of these disparate technologies, management believes no one technology will dominate the emissions control market due to the technological limitations inherent in each one.  Rather, a combination of technologies that maximizes their individual strengths while limiting their weakness, all while delivering the highest cost/value relationship will be used. A number of our existing competitors have significantly greater financial, technical and marketing resources than we do. We believe that the principal factors affecting competition in our markets are product quality, scientific and technological innovation, and price.

MARKETING STRATEGY

During 2003, IFT assembled a marketing and technical team of experienced industry professionals to pursue commercial opportunities for IFT’s fuel additive technology. Significant gains are being achieved in product exposure to the marketplace. Going forward, IFT will continue to execute a four-pronged approach to product commercialization:

Field Engagement Partners

Management believes an expeditious means of achieving product awareness and market  acceptance is through strategic field engagements with commercial level users of petroleum products. IFT is in discussions with several fleet owners who represent a cross-section of diesel engine use, including trucking, school buses, off-road construction, and municipal fleet applications. Formal trials have commenced, and management expects the efficacy of their technology to be validated, resulting in sales to these fleet owners. Currently, there are no such agreements in place.

Distribution Partners

In order to streamline operations and take advantage of existing industry expertise, IFT is pursuing distribution partnerships with certain companies that have established operations in the fuel and fuel additive markets to market and sell IFT products worldwide. IFT is in formal discussions with a number of potential distribution partners to market and sell its products. In 2004, the following agreements were entered into:

May 13, 2004: IFT signed a development agreement with Gulf Oil International to develop new product ranges using IFT’s proprietary surfactant technology.

September 2, 2004: IFT signed an exclusive distribution agreement with First Asia Fuel Corporation to market and distribute IFT products and technology to certain Asian countries: China, Hong Kong, Indonesia, Malaysia, Miramar, Philippines, Singapore, South Korea, Thailand and Vietnam.

October 12, 2004: IFT announced that its exclusive Asian distribution partner, First Asia Fuel Corporation, signed an agreement with PT Prima Energy granting PT Prima the exclusive distribution rights to IFT products throughout Indonesia.

November 10, 2004: IFT signed a distribution agreement with Soliton R&D to distribute IFT products in the U.S.

November 18, 2004: IFT signed a commercial and technical partnership agreement with Expertises Technologies et Services Produits to jointly market IFT’s technology and jointly develop and market new products utilizing IFT’s tedchnology in Europe.

December 7, 2004: IFT signed a distribution agreement with European Consultants S.A. to market and distribute IFT’s products in Greece, Bulgaria, Serbia, and Macedonia.

December 22, 2004: IFT signed an agreement with National Power Corporation, a wholly owned and managed energy company of the Philippine government’s Department of Energy, to utilize IFT’s DiesolIFT in a pilot program.

Direct Sales

In addition to marketing efforts with fleet owners and distribution concerns, IFT is currently selling “additive only” directly to consumers using several distribution channels. IFT continues to utilize trade show attendance, advertising in industry publications and direct telemarketing to create initial awareness of the products and their benefits to consumers, supported by “800” number call-in support.

Since the consumer tends to be less price sensitive than distributors and wholesalers of fuel, and the United States political climate is desirable to market a product that reduces dependence on foreign oil, protects the environment (through reductions in harmful emissions) and ultimately pays for itself two to three times over through increases in fuel economy, management believes there is an opportunity with a direct-to-the-customer strategy.

Regulatory and Trade Association Relationships

The final component of IFT’s marketing strategy involves educating a number of industry related entities as to the benefits of IFT products. IFT has started to, and will continue to, develop relationships with groups such as the Renewable Fuels Association (an ethanol industry trade group), CARB, DOE, the European Parliament, and other entities representing a diverse group of private and public interests, to push for the adoption of IFT additive formulations in a variety of finished fuel blends.

SUMMARY

IFT believes that its products are well-positioned to help consumers: (i) conform to current and future emissions standards; (ii) take advantage of existing incentive programs in the United States. and the rest of the world; and (iii) realize fuel economy improvements. Going forward, IFT believes its additive formulations will be especially advantageous, as the utilization of lighter fraction fuels will increase. Historically, the blending of lighter fraction fuels with conventional heavier fraction fuels has resulted in a reduction in harmful emissions but a decrease in power, torque, fuel economy and lubricity. IFT additive formulations allow for the blending of lighter fraction fuels with conventional, heavier fraction fuels without a decrease in power, torque, fuel economy and lubricity while still reducing harmful emissions.

Item 2.	Properties

IFT maintains its administrative offices at 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri, 63105, under a lease agreement for office space and administrative services of $4,249 per month for approximately 1,500 square feet. A five-year lease agreement was signed on January 1, 2002.

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

On November 22, 2004, IFT’s annual shareholders meeting was held in St.Louis. At this meeting the following directors were elected to the Board of Directors: Jonathan R. Burst, Rex Carr, David B. Norris, Harry F. Demetriou, John P. Stupp Jr., Gary Kirk, and Tony Cross. All directors will serve on IFT’s Board of Directors until the next annual shareholders’ meeting. A summary of the vote for Directors follows:

	FOR	WITHHELD

Jonathan R. Burst	60,094,385	135,080
Rex Carr	60,180,433	49,032
David B. Norris	60,184,785	44,680
Harry F. Demetriou	60,184,035	45,430
John P. Stupp, Jr.[1]	60,187,785	41,680
Gary Kirk	60,183,035	46,430
Tony Cross	60,183,785	45,680

[1] Resigned from the board of directors in December of 2004.

The shareholders also voted to ratify IFT’s auditors, BDO Seidman, LLP. 60,097,910 shares, being more than a majority of the outstanding stock of IFT, were voted in favor of, 51,200 shares voted against, and 80,355 shares abstained from ratification of the appointment of BDO Seidman, LLP to audit the financial statements of IFT for the year 2004.

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

	Per Share Common Stock Bid Prices by Quarter

	2003		2004

	High	Low	High	Low

First Quarter	$0.13	$0.05	$0.42	$0.16
Second Quarter	$0.15	$0.08	$0.74	$0.29
Third Quarter	$0.10	$0.06	$0.45	$0.27
Fourth Quarter	$0.51	$0.06	$1.97	$0.34

(b) Holders of Common Stock

As of the close of business on March 21, 2005, the last reported bid price per share of IFT’s common stock was $2.32.  As of March 21, 2005, IFT estimates there were 2,500 record holders of IFT’s common stock.  Such number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include such bank, brokerage houses and clearing companies.

(c) Dividends

IFT has not declared or paid a cash dividend to shareholders. The Board of Directors presently intends to retain any future earnings to finance IFT operations and does not expect to authorize cash dividends in the foreseeable future.

(d) Recent Sales of Unregistered Securities

In December 2004, IFT issued an aggregrate of 828,571 shares of restricted common stock at an average price of $0.78 per share, which reflects the market price of the shares. The shares were issued in a private placement in reliance on exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the shares were only offered to accredited investors.

Item 6.	Selected Financial Statement Data

The following tables set forth certain information concerning the Statements of Operations and Balance Sheets of IFT and should be read in conjunction with the Financial Statements and the notes thereto appearing elsewhere in this report.

(a) Selected Statement of Operations Data (In Thousands of Dollars, Except Per Share Data)

	Fiscal Year Ended December 31,

	2004	2003	2002	2001	2000

Revenues	24	9	20	0	0
Cost of Goods Sold	16	5	17	0	0
Operating Expenses	4,526	2,812	3,237	6,787	4,690
Net Loss	(4,519)	(2,619)	(3,479)	(7,575)	(6,688)
Basic and Diluted Net Loss per Common Share	$(0.06)	$(0.04)	$(0.06)	$(0.21)	$(0.36)
Weighted Average Shares	74,910,974	70,140,774	55,489,495	36,416,469	18,827,802

On July 22, 1999, IFT effected a one-for-ten reverse split of its outstanding common stock. All references to share information have been restated to reflect this split.

(b) Selected Balance Sheet Data (In Thousands of Dollars)

	Fiscal Year Ended December 31,

	2004	2003	2002	2001	2000

Total Assets	3,819	4,027	4,067	4,528	175
Long-Term Debt	0	0	163	258	162

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto and included elsewhere in this Form 10-K.

Overview

IFT has developed a family of fuel blends that have been created through the use of proprietary fuel additives. IFT is in the process of patenting the fuel additives and resulting fuel blends as part of its efforts to commercialize these fuel blends. The individual fuel blends incorporating the IFT additive formulations include base fuel with additive only, base fuel with kerosene, base fuel with biodiesel, base fuel with ethanol, and base fuel with an urea/water solution. IFT seeks to commercialize these fuel blends on a global basis through the use of strategic partnerships with a variety of targeted companies, including fuel refiners, distributors of fuel additives, Original Equipment Manufacturers, and other companies.

IFT began selling its products during the first quarter of 2002 and is no longer a development stage company. IFT raised capital for its initial development through the issuance of its equity securities and debt instruments.

Comparison of Twelve Months Ended 12/31/04 and Twelve Months Ended 12/31/03

Operating Expenses

Total operating expenses were $4,526,338 for the twelve months ended December 31, 2004, as compared to operating expenses of $2,812,494 for the twelve months ended December 31, 2003. Total operating expenses for the twelve months ended December 31, 2004 represents an increase of $1,713,844, or 61%, from the prior period. The net increase was mainly due to additional consultants hired, increase in stock based compensation, offset by a decrease in legal expenses.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $4,120,469 for the twelve months ended December 31, 2004, as compared to $2,405,570 for the twelve months ended December 31, 2003. Total selling, general and administrative expenses for the twelve months ended December 31, 2004 represent a $1,714,899 increase, or 71% from the prior period. The level of selling, general and administrative expenses for the twelve months ended December 31, 2004 was significantly higher due to the hiring of additional consultants (approximately $516,000), increase in payroll expense (approximately $1,422,000; see below). This increase of expense was partially offset by approximately $400,000 of decreased legal fees, primarily related to the settlement of litigation from previous years. Selling, general and administrative expenses should increase in 2005 while IFT increases its efforts to commercialize its products.

Payroll expenses were approximately $1,794,000 during the twelve months ended December 31, 2004, as compared to $372,000 for the twelve-month period ended December 31, 2003. Payroll for the twelve-month period ended December 31, 2004 represents an increase of approximately $1,422,000 from the prior year. Payroll expenses increased primarily as a result of an increase in stock based compensation.

Amortization and Depreciation Expenses

Amortization and depreciation expenses were $405,869 for the twelve months ended December 31, 2004, as compared to $406,924 for the twelve months ended December 31, 2003. The level of amortization and depreciation expenses for the twelve months ended December 31, 2004 is consistent with the expense in 2003. Amortization and depreciation expenses should remain consistent in 2005.

Interest Expense

Interest expense was $0 for the twelve months ended December 31, 2004 as compared to $8,900 for the twelve months ended December 31, 2003. Interest expense is expected to be $0 in 2005.

Provision for Income Taxes

IFT has operated at a net loss since inception and has not recorded or paid any income taxes. IFT has  significant net operating loss carryforwards that would be recognized at such time as IFT demonstrates the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting from the net operating loss carryforwards has been fully reserved with a valuation allowance.

Extinguishment of Liabilities

In December 2003, as a result of a litigation settlement, IFT was released from its obligation regarding notes payable in the amount of $162,500, accrued interest relating to the notes of $27,500 and interest expense of $8,900. The write-off of the notes and interest was recognized as other income.

Net Loss

The net loss was $4,518,936 for the twelve months ended December 31, 2004 as compared to the net loss of $2,618,718 for the twelve months ended December 31, 2003.  Net loss for the twelve months ended December 31, 2004 represents an increase of $1,900,218, or 73%, from the prior period.  The net loss per share of common stock was $.06 for the twelve months ended December 31, 2004 as compared to the net loss per common share of $.04 for the twelve months ended December 31, 2003. The increase in loss per share was caused by an increase in stock option expense, as explained above, for the twelve months ended December 31, 2004.

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

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $2,405,570 for the twelve months ended December 31, 2003, as compared to $2,829,898 for the twelve months ended December 31, 2002. Total selling, general and administrative expenses for the twelve months ended December 31, 2002 represent a $424,328 decrease, or 15.0% from the prior period. The level of selling, general and administrative expenses for the twelve months ended December 31, 2003 was significantly lower because payroll expenses were reduced $997,800 in 2003 (see below). This reduction of expense was partially offset by approximately $300,000 of increased professional fees (primarily related to the settlements of litigation in 2003) and an increase of approximately $200,000 in consulting expense relating to additional consultants hired by IFT during 2003.

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

Amortization and Depreciation Expenses

Amortization and depreciation expenses were $406,924 for the twelve months ended December 31, 2003, as compared to $406,863 for the twelve months ended December 31, 2002. The level of amortization and depreciation expense for the twelve months ended December 31, 2003 is consistent with the expense in 2002.

Interest Expense

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

Provision for Income Taxes

IFT has operated at a net loss since inception and has not recorded or paid any income taxes. IFT has a significant net operating loss carryforwards that would be recognized at such time as IFT demonstrates the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting from the net operating loss carryforwards has been fully reserved with a valuation allowance.

Extinguishment of Liabilities

In December 2003, as a result of a litigation settlement, IFT was released from its obligation regarding notes payable in the amount of $162,500, accrued interest relating to the notes of $27,500 and interest expense of $8,900. The write-off of the notes and interest were recognized as other income.

Net Loss

The net loss was $2,618,718 for the twelve months ended December 31, 2003 as compared to the net loss of $3,478,620 for the twelve months ended December 31, 2002.  Net loss for the twelve months ended December 31, 2003 represents a decrease of $859,902, or 24.7%, from the prior period.  The net loss per share of common stock was $.04 for the twelve months ended December 31, 2003 as compared to the net loss per common share of $.06 for the twelve months ended December 31, 2002. The decrease in loss per share was primarily caused by a reduction of selling, general and administrative expenses for the twelve months ended December 31, 2003 and the extinguishment of liabilities in the year ended December 31, 2003. In addition, there were more weighted-average shares outstanding in 2003.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151 “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (“FAS 151”).  FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to require that these items be included as current-period charges and not included in overhead.  In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We are in the process of evaluating the requirements of FAS 151 but do not expect the adoption of FAS 151 to have a significant effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share–Based Payment” (“FAS 123R”), which revised and replaced SFAS No. 123, “Accounting for Stock-Based Payment” and superceded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  FAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of operations.  The pro-forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions of FAS 123R are effective for reporting periods beginning after June 15, 2005.  We are currently evaluating the requirements of FAS 123R, but because we are accounting for employee stock option grants in a footnote disclosure as permitted by SFAS No. 123, the adoption of FAS 123R will have an impact on our results of operations.

In December 2004, the FASB issued Staff Position no. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS 109-2”).  The American Jobs Creation Act of 2004 allows for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer if certain criteria are met.  The provisions of FAS 109-2 were effective immediately upon issuance.  The adoption of FAS 109-2 did not have a significant impact on our financial statements.

Critical Accounting Policies and Estimates

Valuation of long-lived intangible assets.

IFT assesses the impairment of identifiable long-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors IFT considers important which could trigger an impairment review include the following:

(i)	Significant underperformance relative to expected historical or projected future operating results;
(ii)	Significant changes in the manner of IFT’s use of the acquired assets or the strategy for IFT’s overall business;
(iii)	Significant negative industry or economic trends;
(iv)	Significant decline in IFT’s stock price for a sustained period; and
(v)	IFT’s market capitalization relative to net book value.

As of December 31, 2004, there has been no impairment of long-lived intangible assets.

Valuation of goodwill.  IFT tests goodwill for impairment at least annually in the fourth quarter.  IFT will also review goodwill for impairment throughout the year if any events or changes in circumstances that indicate the carrying value may not be recoverable are identified (such triggers for impairment review are described above in the section Valuation of Long-Lived Intangible Assets).

To test impairment, IFT uses the market approach to determine the fair value of the Company.  Following this approach, the fair value of the business exceeded the carrying value of the business as of December 31, 2004.  As a result, no impairment of goodwill was recorded.

Deferred Income Taxes. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2004, IFT’s deferred income tax assets consisted principally of net operating loss carryforwards, and have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

Liquidity and Capital Resources

A critical component of management’s operating plan impacting the continued existence of IFT is the ability to obtain additional capital through additional debt and/or equity financing. Management does not anticipate that IFT will generate a positive internal cash flow until such time as IFT can generate revenues from license fees from its products, which may take the next few years to realize. If IFT cannot obtain the necessary capital to pursue its business plan, IFT may have to cease or significantly curtail its operations.  This would materially impact its ability to continue as a going concern.  The independent registered public accounting firm’s reports included with the financial statements later in this Form 10-K indicate there is a substantial doubt that IFT can continue as a going concern.

A significant portion of IFT’s operating loss relates to charges for non-cash operating expenses such as amortization, depreciation and stock compensation. In addition, IFT has offset some of its capital needs through the issuance of common stock and options to its employees and consultants as compensation for services rendered, which have totaled $134,000 for the twelve month period ended December 31, 2004.

During 2004, IFT has raised $2,100,000 in cash from the issuance of common stock. These funds have been raised through private placement transactions.

The cash used in operating activities is $1,928,679 for the twelve months ended December 31, 2004 as compared to cash used in operating activities of $2,153,948 for the twelve months ended December 31, 2003.  Cash used in operations for the twelve months ended December 31, 2004 decreased by $225,269. The net decrease is primarily attributable to a decrease in cash paid for litigation expenses, offset by an increase in cash paid for payroll expenses. The cash used in investing activities was $0 for the twelve months ended December 31, 2004 as compared to $740 provided by investing activities for the twelve months ended December 31, 2003.  The cash provided by financing activities was $2,100,000 for the twelve months ended December 31, 2004 as compared to $2,499,980 provided by financing activities for the twelve months ended December 31, 2003. In both periods, cash was provided primarily for the issuance of stock. Net cash increased by $171,321 for the twelve months ended December 31, 2004 as compared to net cash increasing by $345,292 for the twelve months ended December 31, 2003. The decrease from the prior year is primarily a result of the timing from the sale of common stock.

The cash used in operating activities is $2,153,948 for the twelve months ended December 31, 2003 as compared to cash used in operating activities of $1,464,506 for the twelve months ended December 31, 2002.  Cash used in operations for the twelve months ended December 31, 2003 increased by $689,442. The increase is primarily attributable to a decrease of approximately $1,100,000 in non-cash stock compensation, which was partially offset by an increase in cash paid for consulting services and compensation. The cash used in investing activities was $740 for the twelve months ended December 31, 2003 as compared to $45,000 provided by investing activities for the twelve months ended December 31, 2002. Cash used in investing activities in 2003 consists solely of the purchase of office equipment, while the cash provided in 2002 was solely from repayments of notes receivable previously assigned to IFT.  The cash provided by financing activities was $2,499,980 for the twelve months ended December 31, 2003 as compared to $1,400,000 provided by financing activities for the twelve months ended December 31, 2002. In both periods, cash was provided primarily for the issuance of stock. Net cash increased by $345,292 for the twelve months ended December 31, 2003 as compared to net cash decreasing by $19,506 for the twelve months ended December 31, 2002. The increase is primarily a result of $569,980 received for issuance of common stock during the fourth quarter of 2003.

Working capital (deficit) at December 31, 2004 was $256,750 as compared to ($42,578) at December 31, 2003. The improvement is primarily a result of the increase in cash of $171,321, and the settlement of certain liabilities.

Effective October 27, 1999, IFT merged with and into Blencathia Acquisition Corporation (“Blencathia”).  Blencathia had 300,000 shares outstanding at the time of merger, which it redeemed and canceled. In exchange for 300,000 shares of Blencathia’s common stock, IFT issued Blencathia 300,000 shares of its restricted common stock.  These shares of restricted common stock are expected to be sold in an amount sufficient to provide the former shareholders of Blencathia with proceeds of $500,000.

On May 8, 2000, IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement.  The 300,000 shares of common stock are included in the statement of stockholders’ deficit for the twelve months ended December 31, 2004, 2003, and 2002 but are not included in earnings per share and weighted average share calculations for those periods. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT’s approval.  If the shares are sold and $500,000 is not generated additional shares may need to be issued to the shareholders of Blencathia.  Based on the March 11, 2005 market price, $2.23, no additional shares would need to be issued to generate the $500,000 in proceeds.

During 2004, IFT sold restricted shares, in a private placement, to a director netting $2,100,000 in cash.

While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $2 million over the 2005 fiscal year will be necessary to enable IFT to meet its current capital needs. IFT will continue to seek funding, on a monthly basis, through private placements with existing shareholders/investors of IFT. However, there is the possibility that these private placements may end at some point in the future. If IFT is unable to secure this additional funding, IFT may need to significantly curtail operations.

Contractual Obligations

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$105,600	$52,800	$52,800	—	—

Total contractual obligations	105,600	52,800	52,800	—	—

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Financial statements as of December 31, 2004 and 2003 and for the twelve month periods ended December 31, 2004, 2003 and 2002 are presented in a separate section of this report following Part IV.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Based on their evaluations as of a December 31, 2004, our principal executive officer and principal financial officer, with the participation of our full management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are (i) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was being prepared, and (ii) effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following are the names of our directors and executive officers, their present positions with IFT and biographical information.

Name	Age	Title

Jonathan R. Burst	46	Chief Executive Officer, President, Director, Chairman
Michael F. Obertop	34	Chief Financial Officer, Corporate Secretary
Gary Kirk	43	Director of Sales and Marketing, Director
David B. Norris	56	Director
Harry F. Demetriou	60	Director
Rex Carr	78	Director
Tony Cross	56	Director

All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified.  At present, our Articles of Incorporation provide for not less than one nor more than thirteen directors.  Currently, we have six directors.  Our by-laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified.  Officers serve at the discretion of the Board of Directors.

Background of Directors and Executive Officers:

JONATHAN R. BURST has served as IFT’s Chief Executive Officer since July 1999.  From July 1999 to February 2000 he also served as our President. Since January 2002, he served as President. In February 2000, Mr. Burst was appointed to IFT’s Board of Directors and became chairman in June 2000.  In 1998, Mr. Burst founded Burcor International, in St. Louis, Missouri, an insurance brokerage firm, and has served as its President since its inception.  From 1992 to 1998, Mr. Burst served as Executive Vice President and Managing Director of mergers and acquisitions at Aon Risk Services, a St. Louis, Missouri, mergers and acquisition risk management consulting company.  Mr. Burst received his Bachelor of Arts degree in Economics from the University of Missouri in 1981.

MICHAEL F. OBERTOP, JD, CPA, MBA, has served as Chief Financial Officer and Corporate Secretary since October 2001.  From 1998 to September 2001, Mr. Obertop provided tax consulting services for PricewaterhouseCoopers LLP, St. Louis, Missouri.  Mr. Obertop received his Masters in Business Administration and Juris Doctorate degree from the University of Missouri, Columbia in May 1998.

GARY KIRK has served as Director of Sales and Marketing since January 1, 2003. Mr. Kirk was elected to IFT’s Board of Directors on November 17, 2003. Mr. Kirk has 23 years of experience in the petroleum industry, all with Petrochem Carless Ltd., a United Kingdom based refiner and marketer of petroleum products. Mr. Kirk spent his first eight years as a research chemist and the last fifteen years in the marketing department. Mr. Kirk reported directly to the President as the Marketing Manager for Performance Fuels, covering accounts in Europe and the rest of the world.

DAVID B. NORRIS has served on IFT’s Board of Directors since April 1999.  Since 1983, Mr. Norris has been the owner and President of Addicks Services, Inc., a construction company located in Richmond, Texas.

HARRY DEMETRIOU has served on IFT’s Board of Directors since February 2000. For 25 years, Mr. Demetriou has owned ships that transport goods in bulk on a worldwide basis.

REX CARR has served on IFT’s Board of Directors since August 2002. Mr. Carr currently operates  the Rex Carr Law Firm, a seven person firm with offices in East St. Louis, IL, St. Louis, MO and Belleville, IL. Prior to starting the Rex Carr Law Firm, Mr. Carr served as the senior partner of a 36 person law firm, Carr, Korein, and Tillery, with offices in Missouri and Illinois, for more than fifty years. He and his firm specialize in a trial practice representing plaintiffs in complex litigation, class actions, and personal injury actions. He is admitted to practice in the U.S. Supreme Court and the Illinois and Missouri Supreme Courts. His business ventures include R.C. Holding Company, which owns and operates five hotel boats in France; Art Company London, which manufactures and sells art reproduced on canvas; the Carlyle Limited Partnership, which operates a marina at Carlyle Lake in Illinois; and numerous apartment complexes in Illinois.

TONY CROSS has served on IFT’s Board of Directors since November 2002. Mr. Cross is a graduate chemical engineer from the University of Sheffield, United Kingdom. He spent 17 years with Exxon Chemical, in Australia, Belgium and the United Kingdom where he was marketing Manager for the Solvents Business Division. In 1987, he joined the board of Carless Refining & Marketing Ltd., an independent United Kingdom refiner, as Marketing Director. Following its take-over by Repsol, Spain’s leading oil company, he was made Managing Director in 1996 overseeing the subsequent sale of the company as part of Repsol’s divestment program in 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires IFT’s executive officers and directors, and persons who beneficially own more than ten percent of IFT’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish IFT with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to IFT and written representations from IFT’s executive officers and directors, IFT believes that during fiscal 2004 Forms 3, 4 and 5 were filed on a timely basis for IFT’s executive officers and directors.

Code of Ethics

IFT has adopted a Code of Ethics that applies to the Chief Executive Officer, the Chief Financial Officer, Senior Financial Officers and employees with financial reporting responsibilities. A copy will be provided at no charge. Requests can be sent to International Fuel Technology at 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105, attention Michael Obertop.

Financial Expert

The Board of Directors has determined that David Norris, an independent member of the Board, satisfies all of the criteria to be a “financial expert” as defined in Item 401(h) of Regulation S-K.

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

Summary Compensation Table

Name and Principal Position	Period Ended	Annual Compensation			Long Term Compensation

		Salary	Bonus	Other Compensation	Restricted Stock Awards	Securities underlying Options/ SARs	All Other Compensation[1]

Jonathan R. Burst,	12/31/2004	$250,000	$0	$0	$0	2,000,000	$880,000
CEO	12/31/2003	$250,000	$0	$0	$0	0	$0
	12/31/2002	$250,000	$0	$0	$0	250,000	$0

Perquisites and other personal benefits are omitted because they do not exceed either $50,000 or 10% of the total of annual salary and bonus for the named executive officer.

[1] Compensation expense related to options granted in-the-money on the grant date.

OPTION/ SAR GRANTS IN 2004

(a)	Individual grants		(d)		Potential realizable value at assumed annual rates of stock price appreciation for option term

	(b)	(c)			(e)	(f)	(g)	(h)
Name	Number of securities underlying options/ SARs granted (#)	Percent of total options/ SARs granted to employees in fiscal year	Exercise price per share	Market price at date of grant	Expiration Date	0% ($)	5% ($)	10% ($)

Jonathan R. Burst, CEO	500,000	12.7%	0.14	1.90	12/31/09	880,000	1,142,000	1,460,000
Jonathan R. Burst, CEO	750,000	19.0%	1.00	0.40	12/31/10	—	—	—
Jonathan R. Burst, CEO	750,000	19.0%	2.00	1.83	12/31/10	—	339,000	931,000

Fiscal Year-End Option Values

The following table provides information on the value of the Chief Executive Officer’s unexercised options at December 31, 2004.

	Number of Securities Underlying Options at December 31, 2004		Value of Unexercised In-The-Money Options at December 31, 2004

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Jonathan R. Burst	6,000,000	750,000	$8,295,000	$—

Employment Agreements

In January 2002, IFT entered into an employment agreement with Mr. Burst to serve as Chief Executive Officer with an annual base salary of $250,000 and options to purchase 250,000 shares of IFT stock and a bonus award as deemed appropriate by IFT’s Board of Directors.  The three-year agreement ended on December 31, 2004. Mr. Burst continues to serve as the Chief Executive Officer.

Compensation of Directors

On February 23, 2000, the Board of Directors adopted the Director’s Stock Compensation Plan, which provides, at the Board’s option, for an annual award of 10,000 shares of IFT’s common stock to the Board members as reimbursement for their attendance at the Board meetings.  Each Board member will be awarded an additional 1,000 shares of IFT’s common stock for any three-telephone conference call Board meetings attended.

IFT did not grant stock awards or stock options during the fiscal year ended December 31, 2004 to the directors in their capacity as directors. IFT did not grant any share appreciation rights during 2004.

Compensation Committee Interlocks and Insider Participation

The following individuals served as member of the compensation committee of the registrant’s board of directors during the last completed fiscal year: Harry F. Demetriou, David Norris, and Rex Carr.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of January 31, 2005 regarding the beneficial ownership determined in accordance with the SEC rules, which generally attributes beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities, of IFT’s common stock of: (i) each person known by IFT to own beneficially more than five percent of IFT’s common stock; (ii) each director  of IFT; (iii) each executive officer named in the Summary Compensation Table (see “Executive Compensation”); and (iv) all directors and executive officers of IFT as a group.  Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed. The address for each shareholder on this table is c/o International Fuel Technology, Inc., 7777 Bonhomme Avenue, Suite 1920, St. Louis, MO 63105

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock[1]

Jonathan R. Burst[2]	8,886,000	10.6%
David B. Norris	1,096,562	1.4%
Harry F. Demetriou[3]	6,212,778	8.0%
Tony Cross[4]	250,000	*
Gary Kirk[5]	1,500,000	1.9%
Rex Carr[6]	20,442,957	26.2%
All directors and executive officers as a group[7]	38,388,297	44.8%

* less than 1% of common stock outstanding
[1]Based upon 77,993,754 outstanding shares of common stock and vested options of beneficial owners where applicable.

[2]Includes 50,000 shares owned by Burcor Capital, LLC of which Mr. Burst is an executive officer and deemed to be the beneficial owner of such shares. Includes 6,000,000 shares issuable upon exercise of stock options.

[3]Includes 6,172,778 shares owned by Observor Acceptances, Ltd. of which Mr. Demetriou is the sole owner and deemed to be the beneficial owner of such shares.
[4] Includes 250,000 shares issuable upon exercise of options
[5] Includes 1,500,000 shares issuable upon exercise of options
[6] Includes 19,414,589 shares owned by R.C. Holding
[7] Includes 7,750,000 shares issuable upon exercise of stock options.

Securities authorized for issuance under equity compensation plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	10,460,000	0.79	7,040,000
Equity compensation plans not approved by security holders (2)	9,480,000	0.74	—
Total	19,940,000		7,040,000

(1) Includes IFT’s long-term incentive plan
(2) See financial statement footnote 11

Item 13.	Certain Relationships and Related Transactions

In 2002, IFT secured $2.5 million in new capital from the sale of 13,888,889 shares of restricted common stock to R.C. Holding Company (a company of which Rex Carr is the sole owner).  IFT received $1,900,000 and $600,000 from the sale of these shares in 2003 and 2002, respectively.

During 2004, IFT sold shares to Directors of the Company as follows:

Director	Number of Shares	Proceeds Received

Rex Carr	5,181,925	$2,100,000

During 2003, IFT sold shares to Directors of the Company as follows:

Director	Number of Shares	Proceeds Received

Rex Carr	357,142	$150,000
Harry Demetriou	1,300,000	130,000

Item 14.	Principal Accountants Fees and Services

Audit Fees

Audit fees for 2004 and 2003, were $66,800 and $66,595, respectively. These fees relate to assurance and related services by the principal accountant for the audit of the registrant’s annual financial statement and review of financial statements included in the registrant’s Form 10-Q for the years then ended.

Audit-Related Fees

No fees were billed for professional services rendered by the principal accountant for audit-related services other than the amounts described under the caption “Audit Fees”.

Tax Fees

No fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

No other fees were billed by the principal accountant during 2004 and 2003.

Audit Committee Pre-Approval Policies and Procedures

The Charter for the Audit Committee of our Board of Directors establishes procedures for the Audit Committee to follow to pre-approve auditing services and non-auditing services to be performed by our independent public accountants. Such pre-approval can be given as part of the Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual basis. The approved non-auditing services must be disclosed in our periodic public reports. The Committee can delegate the pre-approval of non-auditing services to one or more of its members, but the decision must be presented to the full Committee at the next scheduled meeting. The charter prohibits IFT from retaining our independent registered public accounting firm to perform specified non-audit functions, including (i) bookkeeping, financial information systems design and implementation; (ii) appraisal or valuation services, fairness opinions, or contribution-in-kind reports; (iii) actuarial services; and (iv) internal audit outsourcing services. The Audit Committee pre-approved all of the audit services provided by our independent registered public accounting firm in 2004.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules, and Reports on Form 8-K

(a)	Document List

1.	Financial Statements

See index to financial statements and supporting schedules on page F-1 of this annual report on Form 10-K.

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

EXHIBITS

**2.1 Agreement and Plan of Merger between Blencathia Acquisition Corporation and International Fuel Technology, Inc.

**3.1 Certificate of Incorporation of International Fuel Technology, Inc. and all amendments.

**3.2 By-laws of International Fuel Technology, Inc.

**10.1 TPG Consulting Agreement

**10.2 Convertible Debenture Purchase Agreement

**10.3 Jonathan R. Burst Employment Agreement

***10.5 IIG Securities Purchase Agreement

	23.1	Consent of BDO Seidman, LLP

	31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibits to Form 8-K filed on February 10, 2000

**Incorporated by reference to Exhibits to Form 10-K filed on May 10, 2000

***Incorporated by reference to Exhibits to S-1 filed on July 12, 2001

(b)	Reports on Form 8-K

Incorporated by reference to Exhibits to Form 8-K filed on December 22, 2004

(c)	Exhibits

See (a) above

INTERNATIONAL FUEL TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders International Fuel Technology, Inc. St. Louis, Missouri

We have audited the accompanying balance sheets of International Fuel Technology, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. According, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Fuel Technology, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that International Fuel Technology, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, International Fuel Technology, Inc. has suffered recurring losses from operations and has significant cash outflows that raise substantial doubt about International Fuel Technology, Inc.’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO SEIDMAN, LLP

Chicago, Illinois January 21, 2005

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

	December 31, 2004	December 31, 2003

ASSETS
Current Assets
Cash	$530,275	$358,954
Accounts Receivable	6,741	6,100
Inventory	87,226	62,310
Prepaid Expenses	14,275	13,137

Total current assets	638,517	440,501

Property and Equipment
Machinery and equipment	27,621	27,621
Accumulated depreciation	(25,480)	(19,611)

Total property and equipment	2,141	8,010

Purchased Technology, Net of accumulated amortization of $1,433,333 and $1,033,333 at December 31, 2004 and 2003, respectively	966,668	1,366,668
Goodwill	2,211,805	2,211,805

Total assets	$3,819,131	$4,026,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$123,972	$211,653
Accrued compensation	257,795	221,426
Other Accrued expenses	—	50,000

Total current liabilities	381,767	483,079

Total liabilities	381,767	483,079

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value;150,000,000 shares authorized; 77,993,754 and 72,461,829 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	779,937	724,618
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	42,763,002	38,405,926
Accumulated Deficit	(39,285,652)	(34,766,716)

Total stockholders’ equity	3,437,364	3,543,905

Total Liabilities and Stockholders’ Equity	$3,819,131	$4,026,984

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31 2004	Year Ended December 31 2003	Year Ended December 31 2002

Revenues	$23,822	$9,021	$20,073
Cost of Goods Sold	16,420	5,245	16,802

Gross Profit	7,402	3,776	3,271
Operating Expenses:
Selling, general and administrative expenses	4,120,469	2,405,570	2,829,898
Amortization & Depreciation	405,869	406,924	406,863

Total operating expenses	4,526,338	2,812,494	3,236,761

Net loss from operations	(4,518,936)	(2,808,718)	(3,233,490)
Interest Income	—	—	21,257
Interest expense	—	(8,900)	(266,387)
Extinguishment of liabilities	—	198,900	—

Total other income (expense), net	—	190,000	(245,130)
Net loss	$(4,518,936)	$(2,618,718)	$(3,478,620)

Basic and diluted net loss per common share	$(.06)	$(.04)	$(.06)

Weighted average common shares outstanding	74,910,974	70,140,774	55,489,495

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Discount on Common Stock	Additional Paid-In Capital	Notes Receivable	Accumulated Deficit	Total

Balance, January 1, 2002	55,119,612	$551,196	$(819,923)	$32,595,070	—	$(28,669,378)	$3,656,965
Shares issued for cash and notes receivable	13,888,889	138,889	—	2,361,111	(1,900,000)	—	600,000
Shares issued in repayment of shareholder advances	1,555,555	15,556	—	342,221	—	—	357,777
Proceeds from the issuance of common stock	850,000	8,500	—	191,500	—	—	200,000
Issuances of stock for compensation	125,000	1,250	—	148,750	—	—	150,000
Issuances of stock for services	5,075,000	50,750	—	713,543	—	—	764,293
Cancellation of Interfacial escrow shares	(500,000)	(5,000)	—	5,000	—	—	—
Issuances of stock for convertible debentures	1,410,633	14,106	—	460,894	—	—	475,000
Discount on issuances of convertible debt	—	—	—	112,760	—	—	112,760
Accrued stock based compensation	—	—	—	298,963	—	—	298,963
Compensation relating to stock options	—	—	—	174,167	—	—	174,167
Net loss	—	—	—	—	—	(3,478,620)	(3,478,620)

Balance, December 31, 2002	77,524,689	$775,247	$(819,923)	$37,403,979	$(1,900,000)	$(32,147,998)	$3,311,305
Payments received on notes receivable	—	—	—	—	1,900,000	—	1,900,000
Proceeds from issuance of common stock	2,457,142	24,571	—	575,409	—	—	599,980
Issuances of stock for services	480,000	4,800	—	243,259	—	—	248,059
Expense relating to stock option grants	—	—	—	33,279	—	—	33,279
Forgiveness of officer’s salary	—	—	—	70,000	—	—	70,000
Cancellation of Interfacial escrow shares	(8,000,002)	(80,000)	—	80,000	—	—	—
Net loss	—	—	—	—	—	(2,618,718)	(2,618,718)

Balance, December 31, 2003	72,461,829	$724,618	$(819,923)	$38,405,926	$—	$(34,766,716)	$3,543,905
Proceeds from issuance of common stock	5,181,925	51,819	—	2,048,181	—	—	2,100,000
Issuances of stock for services	350,000	3,500	—	130,500	—	—	134,000
Expense relating to stock option grants	—	—	—	2,143,395	—	—	2,143,395
Forgiveness of officer’s salary	—	—	—	35,000	—	—	35,000
Net loss						(4,518,936)	(4,518,936)

Balance, December 31, 2004	77,993,754	$779,937	$(819,923)	$42,763,002	$—	$(39,285,652)	$3,437,364

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002

Cash Flows from Operating Activities
Net loss	$(4,518,936)	$(2,618,718)	$(3,478,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation/ Amortization	405,869	406,924	406,863
Non-cash stock compensation	2,277,395	281,338	1,387,423
Interest expense recognized-discount on notes payable	—	—	171,835
Interest expense recognized-conversion of debt	—	—	77,778
Extinguishment of liabilities	—	(198,900)	—
Write-off of note receivable	—	35,000	—
Change in assets and liabilities:
Increase in accounts receivable	(641)	(2,762)	(3,338)
Increase in inventory	(24,916)	(55,240)	(7,070)
(Increase)/Decrease in prepaid expense	(1,138)	2,113	—
(Decrease)/Increase in accounts payable	(87,681)	65,880	(107,006)
Increase/(Decrease) in accrued expenses	21,369	(69,583)	77,879
Increase in accrued interest	—	—	9,750

Net cash used in operating activities	(1,928,679)	(2,153,948)	(1,464,506)

Cash Flows from Investing Activities
Acquisition of machinery and equipment	—	(740)	—
Proceeds from repayments of Note Receivable	—	—	45,000

Net cash (used in) provided by investing activities	—	(740)	45,000

Cash Flows from Financing Activities
Proceeds from common stock issued	2,100,000	2,499,980	800,000
Advances from stockholders	—	—	280,000
Proceeds from notes payable	—	—	320,000

Net cash provided by financing activities	2,100,000	2,499,980	1,400,000

Net increase (decrease) in cash	171,321	345,292	(19,506)
Cash, beginning	358,954	13,662	33,168

Cash, ending	$530,275	$358,954	$13,662

Schedule of non-cash investing and financing activities
Discount on issuances of convertible debt and notes payable	$—	$—	$190,537
Conversion of debt to common stock	—	—	475,000
Shares issued in repayment of shareholder advances	—	—	280,000
Issuance of stock for note receivable	—	—	1,900,000
Forgiveness of officer’s salary	35,000	70,000	—

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business

International Fuel Technology, Inc., (“IFT”) is a company that was incorporated under the laws of the State of Nevada on April 9, 1996 and was formerly known as MagnoDynamic Corporation. As described in Note 6, IFT acquired Blencathia Acquisition Corporation to ensure IFT would remain a fully trading and reporting entity on the OTC Bulletin Board. United States Fuel Technology, Inc., Scientific Fuel Technology, LLC, and Blencathia Acquisition Corporation were all dissolved subsequent to their merger into IFT. As part of IFT’s efforts to expand into promising new engine emission-reduction technologies, IFT completed the acquisition of Interfacial Technologies (United Kingdom) Ltd. (“Interfacial”) on May 25, 2001. All of the operations of Interfacial were transferred to IFT subsequent to the acquisition. Through the acquisition of Interfacial, IFT has developed a family of proprietary fuels and fuel additive formulations. These unique fuel blends have been created to materially improve fuel economy, enhance lubricity (reducing engine wear and tear) and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuel mediums. IFT began selling its products during the first quarter of 2002 and is no longer a development stage company.

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

Revenue Recognition

IFT recognizes revenue from the sale of its products when the merchandise is shipped. IFT also intends to license its products, which will result in recognition of revenue ratably over the term of the license. At December 31, 2004, IFT has not yet entered into any agreements to license its products.

Cash

IFT maintains cash in a bank account, which, at times, exceeds federally insured limits.  IFT has experienced no losses relating to these excess amounts of cash in a bank.

Accounts Receivable

An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential losses based on historical trends and known current factors impacting the Company’s customers.

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Inventory

Inventory, which consists of finished products, is valued at the lower of cost, based on the first-in, first-out (“FIFO”) method, or market.

Machinery and equipment

Machinery and equipment are stated at cost. Depreciation is computed on the straight-line method over the appropriate estimated useful lives of the assets, generally over a period of 3 to 5 years.

Long-lived Assets

IFT reviews the carrying values of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances (such as changes in operations or estimated future cash flows) indicate that the carrying amount of the assets may not be recoverable. As of December 31, 2004 there has been no impairment of long-lived assets.

Goodwill

Goodwill is tested at least annually in the fourth quarter for impairment, unless any events occur during the year which might indicate an impairment. IFT calculates the fair value of the Company based on the quoted market price of the common stock compared to the carrying value of the Company. No impairments of goodwill have been recorded as of December 31, 2004.

Deferred income taxes

Deferred income taxes are provided on a liability method whereby deferred income tax assets are recognized for taxable temporary differences, operating losses and tax credit carryforwards and deferred income tax liabilities are recognized for deductible temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred income tax assets will not be realized.  Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Research and Development

Research and development costs are expensed in the period incurred. Expense for the years ended 2004, 2003 and 2002 was $108,146; $31,300; and $16,802, respectively.

Advertising Expenses

Advertising expenses are expensed as incurred and amounted to $42,884; $32,964; and $11,852 in 2004, 2003 and 2002, respectively.

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Basic and Diluted Net Loss per Common Share

Basic earnings per share are based upon the weighted average number of common shares outstanding for the period.  Diluted earnings per share are based upon the weighted average number of common and potentially dilutive common shares outstanding for the period.  Pursuant to SFAS 128, no adjustment is made for diluted earnings per share purposes since IFT is reporting a net loss and common stock equivalents would have an anti-dilutive effect. For the fiscal years ended December 31, 2004, 2003, and 2002, 19,940,000, 8,760,000, and 8,360,000 shares, respectively, of common stock equivalents were excluded from the computation of diluted net loss per share since their effect would be anti-dilutive.

Fair value of financial instruments

FASB No. 107 (SFAS 107), Disclosures about Fair Value of Financial Instruments requires the disclosure of fair value for all financial instruments as defined in SFAS 107 for which it is practicable to estimate fair value.

The carrying amounts of accounts payable and accounts receivable approximate fair value because of their short maturity.

Accounting for Stock-Based Compensation

IFT applies the intrinsic value method under APB Opinion 25 and related interpretations in accounting for employee stock options, which expenses the excess of market price of the stock over the exercise price on the measurement date. In addition, as a result of replacing stock grants with options certain options are treated as variable-based awards in accordance with APB 25 and are marked to market through compensation expense until the options are exercised, expired or forfeited. In 2004 and 2003, IFT recognized $746,700 and $32,500, respectively, of compensation expense as a result of the stock price exceeding the exercise price established by repricing. Options granted to non-employees are accounted for under SFAS No.123, which requires options to be accounted for based on their fair value,  and EITF 96-18, which requires options to be marked to market until vested.

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

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

	2004	2003	2002

Significant assumptions (weighted average)
Weighted average fair value per options granted (1)	$0.47	$0.08	$0.14
Risk-free interest rate at grant date	3.41%	2.38%	2.21%
Expected stock price volatility	1.5	1.7	1.5
Expected dividend payout	0	0	0
Expected option life (years)	4	4	4
Net loss
As Reported	$(4,518,936)	$(2,618,718)	$(3,478,620)
Add expense recognized for in the money and variable based awards	1,626,700	32,500	—
Deduct total stock-based employee compensation expense determined under the fair value based method	(1,954,007)	(166,472)	(559,987)

Proforma	$(4,846,243)	$(2,752,690)	$(4,038,607)
Net loss per share
As Reported	$(0.06)	$(0.04)	$(0.06)
Proforma	$(0.06)	$(0.04)	$(0.07)

(1)	Weighted average fair value per options granted below Market and above market are $1.85 and $0.28, respectively, in 2004.

New Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151 “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (“FAS 151”).  FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to require that these items be included as current-period charges and not included in overhead.  In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We in the process of evaluating the requirements of FAS 151 but do not expect the adoption of FAS 151 to have a significant effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share–Based Payment” (“FAS 123R”), which revises and replaces SFAS No. 123, “Accounting for Stock-Based Payment” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  FAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of operations.  The pro-forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.   The provisions of FAS 123R are effective for reporting periods beginning after June 15, 2005.  We are currently evaluating the requirements of FAS 123R, but because we are accounting for employee stock option grants in a footnote disclosure as permitted by SFAS No. 123, the adoption of FAS 123R will have an impact on our results of operation.

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

In December 2004, the FASB issued Staff Position no. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS 109-2”).  The American Jobs Creation Act of 2004 allows for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer if certain criteria are met.  The provisions of FAS 109-2 were effective immediately upon issuance.  The adoption of FAS 109-2 did not have a significant impact on our financial statements.

Note 2.     Ability to Continue as a Going Concern

IFT’s financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  IFT has incurred significant losses since inception and has previously had limited funds with which to operate.  Management is in the process of executing a strategy based upon developing pollution emission control technologies that also offer enhanced engine performance with respect to greater fuel economy.  IFT has several technologies in the commercialization phase and in development, and may seek to add other technologies through acquisitions.  IFT has received necessary regulatory and commercial acceptance for its products currently in the commercialization phase. During the first quarter of 2002, IFT began selling its products directly to the commercial marketplace. IFT expects to begin licensing its products and increasing its direct sales to the marketplace, with IFT eventually generating a level of revenues sufficient to meet IFT’s working capital requirements. However, it is possible that this may take a few years or may never occur. While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $2 million over the 2005 fiscal year will be necessary in order to enable IFT to meet its current capital needs. IFT will continue to seek funding, on a monthly basis, through private placements of equity securities with existing shareholders/investors of IFT. However, there is the possibility that these private placements may end at some point in the future. If IFT is unable to secure this additional funding, IFT may need to significantly curtail operations.

During 2004, IFT entered into four distribution agreements to market and sell its products in the United States, Europe, and Asia.

In December 2004, IFT sold restricted shares, in a private placement, to a director netting $650,000 in cash.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

Note 3.     Acquisitions

On May 25, 2001 IFT issued 12,500,001 common shares to the shareholders of Interfacial to acquire all of Interfacial’s outstanding common stock. Interfacial is a company formed in May 2000 which has since its inception focused its efforts to develop proprietary fuels and fuel additive formulations that will improve fuel economy, enhance lubricity and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels. IFT acquired Interfacial because it believed their technology could be more expeditiously and cost effectively brought to market than its previously acquired PEERFUEL™ technology. The purchase price of approximately $6,750,001 was determined based on the market price

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

of IFT’s common stock on the date the acquisition was announced. Stock certificates for an additional 8,500,002 common shares were placed in an escrow account subject to a performance escrow agreement that provided for the release of the stock certificates to the Interfacial shareholders based on the achievement of certain revenue levels by IFT. In January 2002, IFT and the former shareholders of Interfacial agreed to reduce the additional shares subject to the performance escrow by 500,000 shares. In May 2003, IFT cancelled the remaining 8,000,002 shares in the escrow account as a result of IFT not achieving the revenue levels described in the performance agreement.

The acquisition has been accounted for using the purchase method of accounting, and the assets have been recorded at fair value. Results of operations have been included as of the effective date of the transaction. The purchase price of $6,750,001 was allocated as follows: $2,400,001 to purchased technology, $1,900,000 to in-process research and development, and $2,450,000 to goodwill. IFT is using an estimated life of six years for the purchased technology. At the date of acquisition, Interfacial’s efforts focused on fine-tuning its additive technology for aqueous blends and tailoring it to existing applications, in order to optimize the emission-reducing characteristics while preserving engine efficiency, and there existed uncertainties regarding the successful development of the technology. The amount allocated to in-process research and development was calculated in a valuation using the discounted cash flow method based on a useful life of six years, and the entire value of $1,900,000 was charged to research and development expense during 2001. As of December 31, 2001, IFT had completed development of this technology and was shifting its focus to commercialization. Amortization of purchased technology amounted to $400,000, $400,000 and $400,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Amortization expense for the next three years will be as follows: 2005 - $400,000; 2006 - $400,000; 2007 - $166,668.

IFT adopted an annual goodwill impairment test date as of the beginning of the fourth quarter of 2002 and updated its test at the beginning of the fourth quarter of 2004. Following this approach, the business was evaluated using the quoted market price of the common stock, which indicated that the fair value of the business exceeded its carrying value. As a result, no impairment of goodwill was recorded. Goodwill is currently being deducted over 15 years for tax purposes.

Note 4.     Notes Payable and Convertible Debentures

During 2002, IFT received advances totaling $280,000 from shareholders.  IFT repaid the $280,000 by issuing 1,555,555 shares of common stock in 2002.  In connection with the issuance of the shares, IFT recognized $77,777 in interest expense due to the fair value of the stock on the date of extinguishment exceeding the carrying value by this amount.

During the year ended December 31, 2002, IFT issued 1,410,633 shares of common stock upon the conversion of $475,000 worth of convertible debentures owned by Equity Opportunities Fund, Ltd. (“IIG”).  An additional $112,760 had been recorded as a discount on the convertible debentures and added to additional paid-in capital, relating to the beneficial conversion feature in 2002. The beneficial conversion feature was calculated as the excess value of the shares to be converted over the amount of the proceeds allocated to the convertible debentures.

As of December 31, 2004 and 2003, IFT had no outstanding notes payable or convertible debentures.

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5.     Extinguishment of Liabilities

Included in accrued compensation at December 31, 2004 and 2003, is $239,469 and $194,785, respectively, of compensation relating to employment agreements for which services have been rendered.  During 2004 and 2003, an officer of IFT agreed to relieve IFT from its obligation of $35,000 and $70,000, respectively, of salary owed to him for service in previous years.  The write-off of the $35,000 and $70,000 liabilities were accounted for as a contribution of capital.

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

On May 8, 2000 IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement.  The 300,000 shares of common stock are included in the statement of stockholders’ deficit for the year ended December 31, 2004, 2003 and 2002 but are not included in earnings per share and weighted average share calculations for those periods. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT’s approval.  If the shares are sold and $500,000 is not generated additional shares may need to be issued to the shareholders of Blencathia.  Based on the December 31, 2004 market price, $1.90, of IFT’s common stock, no additional shares would need to be issued to generate the $500,000 proceeds.

During 2002, IFT entered into consulting agreements providing for the issuance of shares through 2003.  IFT recorded the value of the shares to be issued ratably based on the fair value of the stock over the terms of the consulting agreements.  During 2002, IFT issued 5,075,000 shares of common stock and recorded $764,293 of consulting expense.  During 2003, IFT issued 480,000 shares of common stock and recorded $248,059 of consulting expense.  No additional stock is to be issued under these agreements. During 2004, IFT issued 350,000 shares of common stock under new agreements and recorded $134,000 of consulting expense.

During 2002, IFT issued 125,000 shares of stock to employees and Directors. Compensation expense of $150,000 was recognized in 2002, based on the trading price on the date of issuance.

In 2002, IFT secured $2.5 million in new capital from the sale of 13,888,889 shares of restricted common stock to R.C. Holding Company.  IFT received $1,900,000 and $600,000 from the sale of these shares in 2003 and 2002, respectively.

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

During 2002, IFT sold 850,000 shares of common stock to a consultant and received proceeds of $200,000. During 2003, IFT sold 2,457,142 shares of common stock to consultants (800,000) and Directors (1,657,142) and received proceeds of $319,980 and $280,000, respectively. During 2004, IFT sold 5,181,925 shares of common stock to a director and received proceeds of $2,100,000. The sale price of the stock was based on the trading price on the date of issuance.

Note 7.     Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the net deferred income tax asset are as follows:

December 31,	2004	2003

Net operating loss carryforwards	$9,865,000	$9,068,000
Goodwill	666,000	683,000
Stock option expense	901,000	172,000
Accrued compensation	40,000	21,000

	11,472,000	9,944,000
Less valuation allowance	(11,472,000)	(9,944,000)

Deferred tax asset	$—	$—

In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. IFT has established a valuation allowance to the extent of its deferred tax assets since it is more likely than not that the benefit cannot be realized in the future.

Net operating loss carryforwards available for IFT for Federal tax purposes are as follows:

Balance	Expiration

$344,473	2012
1,090,666	2013
12,971,893	2019
4,213,207	2020
2,878,026	2021
2,729,826	2022
2,441,976	2023
2,345,857	2024

$29,015,924

The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to the income tax benefit is as follows:

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Year ended December 31,	2004	2003	2002

Tax benefit at federal statutory rate	$(1,536,000)	$(890,000)	$(1,183,000)
Change in deferred tax valuation allowance	1,528,000	817,000	1,010,000
Other	8,000	73,000	173,000

Income tax benefit	$—	$—	$—

Note 8. Lease Commitment

As of January 1, 2002, IFT leased office space under a five-year operating lease, expiring on December 31, 2006.  Future minimum lease payments are $52,800 for the years 2005 and 2006. Rent expense was $47,976, $52,755, and $57,607, during the fiscal years ended December 31, 2004, 2003, and 2002, respectively.

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

Note 10. Quarterly Statements of Operation Information (Unaudited)

	For the Three Month Period Ended

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Revenues	$3,614	$4,605	$6,435	$9,168
Gross profit	$2,048	$2,329	$357	$2,668
Net loss	$(602,540)	$(589,362)	$(580,443)	$(2,746,591)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Weighted average common shares outstanding	72,720,699	73,924,060	75,094,192	77,904,945

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

	For the Three Month Period Ended

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003

Revenues	$1,295	$571	$373	$6,782
Gross profit	$511	$249	$43	$2,973
Net loss	$(783,206)	$(729,896)	$(583,719)	$(521,897)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average common shares outstanding	69,474,685	69,838,685	70,254,685	70,995,042

Note 11. Options

On October 23, 2001, the Board of Directors adopted IFT’s Long-term Incentive Plan. The Board of Directors will be responsible for the administration of this Plan, and will grant awards under this Plan. Subject to the express provisions of the Plan, the Board of Directors shall have full authority and sole and absolute discretion to interpret and amend this Plan, to prescribe, amend and rescind rules and regulations relating to it, and to make all other determinations which it believes to be necessary or advisable in administering this Plan. The determinations of the Board of Directors on the matters referred to in this Section shall be conclusive. No member of the Board of Directors shall be liable for any act or omission in connection with the administration of this Plan unless it resulted from the member’s willful misconduct.

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

During the twelve months ended December 31, 2002, IFT recorded $298,963 in compensation expense relating to shares that were to be issued to employees on various anniversary dates of their employment. These shares were never issued, and were replaced with grants of options under the Long-Term Incentive Plan to purchase an aggregate of 510,000 shares of common stock at exercise prices ranging from $0.14 to $0.25 per share, vesting immediately, and expiring in December 2009. These options are being accounted for using variable-based accounting in accordance with APB 25. As a result, IFT incurred compensation expense of $746,700 and $32,500 in 2004 and 2003, respectively, as a result of the stock price exceeding the exercise price established by repricing (which ranged from $0.26 to $0.48).

In 2002 and 2003, IFT granted an additional 4,850,000 and 1,500,000 stock options to employees.   3,000,000 of the options granted in 2002 vested immediately, and the remaining 2002 options and all the 2003 options vest over 12 or 24 months.  The options have exercise prices ranging from $0.25 to $0.75 and expire in 2007 and 2008. In 2004, IFT granted an additional 3,950,000 stock options to employees.

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

2,300,000 of the options granted in 2004 vested immediately, and the remaining 2004 options vest over 12 or 24 months. The options have exercise prices ranging from $0.14 to $2.00 and expire in 2009 and 2010.  IFT applied the intrinsic value method under APB 25 and related interpretations in accounting for these options.  Accordingly, $880,000 of compensation expense was recognized in 2004 as the market price of the stock exceeded the exercise price on the measurement date for 500,000 stock options. No compensation cost has been recognized for the options granted with a market price of the stock that did not exceed the exercise price on the measurement date.

The following tables summarize information about stock options during the three years ended December 31, 2004:

	Shares	Exercise Price per Share	Weighted Average Exercise Price

Outstanding at December 31, 2001	—	—	—
Granted	5,360,000	$0.14-0.75	$0.47

Outstanding at December 31, 2002	5,360,000
Granted	1,500,000	$0.5	$0.5
Exercised	—	—	—
Forfeited	(100,000)	$0.5	$0.5

Outstanding at December 31, 2003	6,760,000	$0.14-0.75	$0.48
Granted (1)	3,950,000	$0.14-2.00	$1.31
Exercised	—	—	—
Forfeited	(250,000)	$0.5	$0.5

Outstanding at December 31, 2004	10,460,000	$0.14-2.00	$0.79

Options exercisable at December 31, 2004	8,810,000	$0.14-1.00	$0.56

Options exercisable at December 31, 2003	4,385,000	$0.14-0.75	$0.46

Options exercisable at December 31, 2002	3,510,000	$0.14-0.75	$0.46

(1) Includes 500,000 options granted at less than market price with a weighted average exercise price of $0.14 and 3,450,000 options granted at greater than market price with a weighted average exercise price of $1.48.

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

	Options Outstanding			Options Exercisable

Exercise Price	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price

$0.14 - $0.25	2,010,000	4.99	$0.21	2,010,000	$0.21
$0.50 - $0.75	5,000,000	5.00	0.55	5,000,000	0.55
$1.00 - $2.00	3,450,000	5.48	1.48	1,800,000	1.00

	10,460,000	5.16	$0.79	8,810,000	$0.56

In 2002 and 2003, IFT granted 3,000,000 and 500,000 stock options to non-employees.  1,000,000 of the options granted in 2002 vested immediately and were recorded as consulting expense at that time.  The remaining 2002 options and all the 2003 options vest over 12 or 24 months and the fair value of the options are being recorded as consulting expense ratably over the vesting period.  In 2003, 1,500,000 options granted in 2002 that had not yet vested were forfeited. IFT cancelled these options and reversed previously recognized consulting expense relating to these options.  In 2004, IFT granted 7,480,000 stock options to non-employees. 1,230,000 of the options granted in 2004 vested immediately and were recorded as consulting expense at that time. Some of the 2004 options will vest over 10 or 12 months and the fair value of the options are being recorded as consultant expense ratably over the vesting period. The majority of the 2004 options will vest based on the occurrence of certain events and therefore consulting expense will not be recorded until the triggering event occurs. Total consulting expense recognized in connection with these options was $174,167 in 2002, $779 in 2003, and $516,695 in 2004.

Options outstanding to non-employees at December 31, 2004, 2003 and 2002 are 9,480,000, 2,000,000 and 3,000,000, respectively. Options exercisable by non-employees at December 31, 2004, 2003 and 2002 are 3,380,000, 1,500,000 and 1,000,000, respectively. The weighted average exercisable prices by non-employees at December 31, 2004, 2003 and 2002, for options outstanding and exercisable was $0.74 and $0.65, $0.50 and $0.50, and $0.50 and $0.50, respectively.

Services performed by non-employees who were granted options include product/distribution consulting and legal.  The fair value for these options ($0.37 for 2004, $0.07 for 2003 and $0.04 for 2002) was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.40% for 2004, 1.66% for 2003 and 1.54% for 2002; volatility factor of 1.52 for 2004, 1.36 for 2003 and 1.28 for 2002; and a weighted average expected life of the option of 4.75 years for 2004, 2003 and 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By:	/s/ JONATHAN R. BURST	Date March 24, 2005

Jonathan R. Burst
President and Chief Executive Officer

By:	/s/ MICHAEL F. OBERTOP	Date March 24, 2005

Michael F. Obertop
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JONATHAN R. BURST	Date March 24, 2005

Jonathan R. Burst
Chairman of the Board

By:	/s/ REX CARR	Date March 24, 2005

Rex Carr
Director

By:	/s/ GARY KIRK	Date March 24, 2005

Gary Kirk
Director

By	/s/ DAVID B. NORRIS	Date March 24, 2005

David B. Norris
Director

By:	/s/ HARRY DEMETRIOU	Date March 24, 2005

Harry Demetriou
Director

By:	/s/ TONY CROSS	Date March 24, 2005

Tony Cross
Director