Form 10-Q
period 2005-03-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2005-05-16
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

          The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on May 3, 2005, as reported on the OTC Bulletin Board, was $119,851,362.

          Number of shares of common stock outstanding as of May 3, 2005: 79,371,763

FORM 10-Q

For The Quarterly Period Ended March 31, 2005

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

	March 31, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current Assets
Cash	$614,697	$530,275
Accounts Receivable	6,741	6,741
Inventory	291,284	87,226
Prepaid Expenses	14,275	14,275

Total current assets	926,997	638,517

Property and Equipment
Machinery and equipment	27,621	27,621
Accumulated depreciation	(25,737)	(25,480)

Total property and equipment	1,884	2,141

Purchased Technology, Net of accumulated amortization of $1,533,333 and $1,433,333 at March 31, 2005 and December 31, 2004, respectively	866,668	966,668
Goodwill	2,211,805	2,211,805

Total assets	$4,007,354	$3,819,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$153,421	$123,972
Accrued compensation	143,531	257,795

Total current liabilities	296,952	381,767

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value; 150,000,000 authorized, 79,248,261 and 77,993,754 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	792,483	779,937
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	44,042,181	42,763,002
Accumulated deficit	(40,304,339)	(39,285,652)

Total stockholders’ equity	3,710,402	3,437,364

Total Liabilities and Stockholders’ equity	$4,007,354	$3,819,131

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Revenues	$48	$3,614
Cost of Goods Sold	21	1,566

Gross Profit	27	2,048

Operating Expenses
Selling, general and administrative expenses	686,335	505,832
Stock option expense	232,122	(3,021)
Amortization and depreciation	100,257	101,777

Total operating expenses	1,018,714	604,588

Net loss	$(1,018,687)	$(602,540)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding	78,647,405	72,720,699

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2005
(Unaudited)

	Common Stock Shares	Common Stock Amount	Discount on Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, January 1, 2005	77,993,754	$779,937	$(819,923)	$42,763,002	$(39,285,652)	3,437,364
Proceeds from issuance of common stock	114,679	1,147	—	248,853	—	250,000
Issuance of stock for services	129,828	1,299	—	303,304	—	304,603
Stock options exercised	1,010,000	10,100	—	494,900	—	505,000
Expense relating to stock option grants	—	—	—	232,122	—	232,122
Net loss	—	—	—	—	(1,018,687)	(1,018,687)

Balance, March 31, 2005	79,248,261	$792,483	$(819,923)	$44,042,181	$(40,304,339)	$3,710,402

See Notes to Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Cash Flows from Operating Activities:
Net loss	$(1,018,687)	$(602,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and Depreciation	100,257	101,777
Non-cash stock compensation	1,041,725	(3,021)
Interest expense recognized - discount and conversion of debt Change in assets and liabilities:
Increase in accounts receivable	—	(266)
Increase in inventory	(204,058)	(43,708)
Increase/(Decrease) in accounts payable	29,449	(13,110)
(Decrease)/Increase in other accrued expenses	(114,264)	4,571

Net cash used in operating activities	(165,578)	(556,297)

Cash Flows from Financing Activities:
Proceeds from common stock issued	250,000	450,000

Net cash provided by financing activities	250,000	450,000

Net increase/(decrease) in cash	84,422	(106,297)
Cash, beginning	530,275	358,954

Cash, ending	$614,697	$252,657

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in IFT’s annual report on Form 10-K for the twelve month period ended December 31, 2004.  IFT follows the same accounting policies in preparation of interim reports.

Note 2 -- Ability to Continue as a Going Concern

IFT’s financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  IFT has incurred significant losses since inception and has previously had limited funds with which to operate.  Management is in the process of executing a strategy based upon developing pollution emission control technologies that also offer enhanced engine performance with respect to greater fuel economy.  IFT has several technologies in the commercialization phase and in development, and may seek to add other technologies through acquisitions.  IFT has received necessary regulatory and commercial acceptance for its products currently in the commercialization phase. During the first quarter of 2002, IFT began selling its products directly to the commercial marketplace. IFT expects to begin licensing its products and increasing its  sales to the marketplace, with IFT eventually generating a level of revenues sufficient to meet IFT’s working capital requirements. While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of $1.8 million over the remainder of the 2005 fiscal year will be necessary in order to enable IFT to meet its capital needs. IFT believes it has arranged funding for the remainder of 2005 with a significant shareholder and director.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

Note 3 – Accounting for Stock-Based Compensation

IFT applies the intrinsic value method under Accounting Principals Board opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for employee stock options, which expenses the excess of market price of the stock over the exercise price on the measurement date.

IFT has elected to continue to utilize the accounting provisions of APB 25 for stock options and is required to provide pro forma disclosures of net loss and loss per share had IFT adopted the fair value method under Statement of Financial Accounting Standard No. 123, Accounting for Stock-based compensation (“SFAS 123”).

The weighted-average, grant date fair value of stock options granted to employees during the period and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under SFAS 123, are as follows:

INTERNATIONAL FUEL TECHNOLOGY, INC.

	Three Months Ended March 31,

	2005	2004

Significant assumptions (weighted-average)
Weighted-average fair value per options granted	$0.47	$0.50
Risk-free interest rate at grant date	3.41%	2.21%
Expected stock price volatility	1.5	1.5
Expected dividend payout	0	0
Expected option life (years)	4	4
Net loss
As Reported	$(1,018,687)	$(602,540)
Add expense recognized for variable-based awards	$142,800	$12,500
Deduct total stock-based employee compensation expense determined under the fair value based method	$(581,918)	$(25,697)

Pro-forma	$(1,457,805)	$(615,737)

Net loss per share
As Reported	$(0.01)	$(0.01)
Pro-forma	$(0.02)	$(0.01)

Item  2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements are based largely on IFT’s expectations and are subject to a number of risks and uncertainties, many of which are beyond IFT’s control, including, but not limited to, economic, competitive and other factors affecting IFT’s operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by IFT with the Securities and Exchange Commission (“SEC”).  Actual results could differ materially from these forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate.  IFT does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Overview

IFT has developed a family of fuel additives that have been created through the use of proprietary surfactant chemistry. IFT is in the process of patenting the fuel additives and resulting fuel blends as part of its commercialization efforts. The individual fuel blends incorporating the IFT additive formulations include base fuel with additive only, base fuel with kerosene, base fuel with biodiesel, base fuel with ethanol, and base fuel with an urea/water solution. IFT seeks to commercialize the use of the additives in these and other fuel blends on a global basis through the use of strategic partnerships with a variety of targeted companies including fuel refiners, distributors of fuel additives, original equipment manufacturers, and other companies.

Three Months Ended March 31, 2005 compared to the Three Months Ended March 31, 2004

Results of Operations

IFT’s revenues were $48 for the first quarter of 2005, as compared to revenues of $3,614 in the first quarter of 2004, and were generated from the sales of its DiesolIFTTM, GasolIFTTM, and KerolIFTTM products.

Total operating expenses were $1,018,714 for the three months ended March 31, 2005, as compared to the operating expenses of $604,588 for the three month period ended March 31, 2004.  This represents an $414,126 increase from the prior period.  Increased operating expenses in the current period compared to the prior period are a result of an increase of selling, general and administrative expenses in 2005, as described below.

Selling, general and administrative expenses for the three months ended March 31, 2005 were $918,457, as compared to the selling, general and administrative expenses of $502,811 for the three month period ended March 31, 2004. This represents an increase of $415,646 from the prior period. This increase can be attributed to the increase of consulting and legal fees and stock option expense as a result of a higher stock price.

Amortization and depreciation expenses for the three months ended March 31, 2005 were $100,257, as compared to $101,777 for the corresponding period in 2004.

The net loss for the three months ended March 31, 2005 was $1,018,687 as compared to the net loss of $602,540 for the three months ended March 31, 2004.  This represents an $416,147 increase from the prior period, primarily due to an increase in consulting and legal fees and stock option expense as described above. The basic and dilutive net loss per common share for the quarter ended March 31, 2005 was $.01, unchanged from the quarter ended March 31, 2004.

Critical Accounting Policies

Valuation of long-lived intangible assets. IFT assesses the impairment of identifiable long-lived intangible  assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors IFT considers important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;
•	Significant changes in the manner of IFT’s use of acquired assets or IFT’s overall business strategy;
•	Significant negative industry or economic trends;
•	Significant decline in IFT’s stock price for a sustained period; and
•	IFT’s market capitalization relative to net book value.

As of March 31, 2005, there has been no impairment of long-lived intangible assets.

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

Deferred Income Taxes. Deferred income taxes are recognized for the tax consequences of “temporary  differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At March 31, 2005, IFT’s deferred income tax assets consisted principally of net operating loss carryforwards, and have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

Liquidity and Capital Resources

A critical component of management’s continued existence of IFT as a going concern is the ability to obtain additional capital through debt and/or equity financing. Management does not anticipate that IFT will generate positive internal cash flow until such time as IFT can generate revenues from sales and license fees from its products. If IFT cannot obtain the necessary funding to continue pursuing its business plan, IFT may have to cease or significantly curtail its operations. The independent auditor’s reports included with the financial statements filed in IFT’s 2004 Annual Report on Form 10-K filed with the SEC on March 24, 2005 indicates that there is a substantial doubt that IFT can continue as a going concern.

For the three months ended March 31, 2005, IFT has raised $250,000 in cash from the issuance of restricted common stock in a private placement to a significant shareholder and director.

IFT has not made significant cash investments in property and equipment or in the acquisition of companies or technologies since 2001 and the Company does not foresee to make such capital expenditures in the near future.

The cash used in operating activities was $165,578 for the three months ended March 31, 2005 as compared to cash used in operating activities of $556,297 for the three months ended March 31, 2004.  Cash used in operations for the three months ended March 31, 2005 decreased primarily because more stock was issued for services and compensation in the first quarter of 2005, offset by more cash used for inventory purchases. The cash provided by financing activities was $250,000 for the three months ended March 31, 2005 as compared to $450,000 provided by financing activities for the three months ended March 31, 2004.  Cash provided by financing activities for the three months ended March 31, 2005 related to proceeds from the sale of restricted common stock to a significant shareholder and director.  Net cash increased by $84,422 for the three months ended March 31, 2005 as compared to net cash decreasing by $106,297 for the three months ended March 31, 2004. A portion of IFT’s operating loss relates to charges for non-cash operating expenses such as stock option expense, amortization and depreciation.

Working capital at March 31, 2005 was $630,045 as compared to $256,750 at December 31, 2004.

While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $1.8 million over the remainder of the 2005 fiscal year will be necessary in order to enable us to meet our current capital needs. IFT believes it has arranged funding for the remainder of 2005 with a significant shareholder and director.

Item  3.  Quantitative and Qualitative Disclosures About Market Risk

None

Item  4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Based on their evaluations as of March 31, 2005, our principal executive officer and principal financial officer, with the participation of our full management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are (i) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others particularly during the period in which this report was being prepared, and (ii) effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b)

Changes in controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item  2. Unregistered Sale of Equity Securities and Use of Proceeds

On March 31, 2005, IFT sold 114,679 shares of its common stock at $2.18 per share, a total of $250,000, in a private placement transaction to a significant shareholder and director who qualifies as an accredited investor as defined in Rule 215 under the Securities Act of 1933 (the “Act”). The transaction was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Act.

Item  6.  Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

	31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
	31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By:	/s/ JONATHAN R. BURST	Date: May 16, 2005

Jonathan R. Burst Chief Executive Officer

By:	/s/ GARY HIRSTEIN	Date May 16, 2005

Gary Hirstein Chief Financial Officer