Form 10-Q
period 2005-06-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2005-08-01
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to  _________

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

          Number of shares of common stock outstanding as of July 28, 2005: 80,543,294

FORM 10-Q

For The Quarterly Period Ended June 30, 2005

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

	June 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current Assets
Cash	$1,255,214	$530,275
Accounts Receivable	57,312	6,741
Inventory	235,130	87,226
Prepaid Expenses	29,837	14,275

Total current assets	1,577,493	638,517

Property and Equipment
Machinery and equipment	27,621	27,621
Accumulated depreciation	(25,994)	(25,480)

Total property and equipment	1,627	2,141

Purchased Technology, Net of accumulated amortization of $1,633,333 and $1,433,333 at June 30, 2005 and December 31, 2004, respectively	766,668	966,668
Goodwill	2,211,805	2,211,805

Total assets	$4,557,593	$3,819,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$50,659	$123,972
Accrued compensation	95,769	257,795

Total current liabilities	146,428	381,767

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value; 150,000,000 authorized, 80,493,294 and 77,993,754 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	804,933	779,937
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	46,240,217	42,763,002
Accumulated deficit	(41,814,062)	(39,285,652)

Total stockholders’ equity	4,411,165	3,437,364

Total Liabilities and Stockholders’ equity	$4,557,593	$3,819,131

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Revenues	$56,535	$4,605	$56,583	$8,219
Cost of Revenues	36,725	2,276	36,746	3,842

Gross Profit	19,810	2,329	19,837	4,377

Operating Expenses
Selling, general and administrative expenses	670,030	450,587	1,356,365	956,418
Stock option expense	759,246	39,327	991,368	36,306
Amortization and depreciation	100,257	101,777	200,514	203,555

Total operating expenses	1,529,533	591,691	2,548,247	1,196,279

Net loss	$(1,509,723)	$(589,362)	$(2,528,410)	$(1,191,902)

Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding	79,382,116	73,924,060	78,871,195	73,456,652

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)

	Common Stock Shares	Common Stock Amount	Discount on Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, January 1, 2005	77,993,754	$779,937	$(819,923)	$42,763,002	$(39,285,652)	$3,437,364
Proceeds from issuance of stock	1,225,698	12,257	—	1,580,398	—	1,592,655
Issuance of stock for services	83,000	830	—	188,770	—	189,600
Issuance of stock for legal settlement	57,342	574	—	126,538	—	127,112
Forgiveness of Salary	—	—	—	40,600	—	40,600
Stock options exercised	1,133,500	11,335	—	549,540	—	560,875
Expense relating to stock option grants	—	—	—	991,369	—	991,369
Net loss	—	—	—	—	(2,528,410)	(2,528,410)

Balance, June 30, 2005	80,493,294	$804,933	$(819,923)	$46,240,217	$(41,814,062)	$4,411,165

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Cash Flows from Operating Activities:
Net loss	$(2,528,410)	$(1,191,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization/Depreciation	200,514	203,555
Bad Debt	6,741	—
Non-cash stock compensation	1,180,969	36,306
Change in assets and liabilities:
Increase in prepaid expenses	(15,562)	(1,138)
Increase in accounts receivable	(57,312)	(4,318)
Increase in inventory	(147,904)	(38,980)
Decrease in accounts payable	(73,313)	(84,406)
Increase in accrued expenses	5,686	4,434

Net cash used in operating activities	(1,428,591)	(1,076,449)

Cash Flows from Financing Activities:
Proceeds from stock options exercised	560,875	—
Proceeds from common stock issued	1,592,655	750,000

Net cash provided by financing activities	2,153,530	750,000

Net Increase/(decrease) in cash	724,939	(326,449)
Cash, beginning	530,275	358,954

Cash, ending	$1,255,214	$32,505

Schedule of non-cash financing activities
Forgiveness of officer’s salary	$40,600	—
Shares issued in payment of legal settlement	$127,112	—

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

Note 2 – Ability to Continue as a Going Concern

IFT’s financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  IFT has incurred significant losses since inception and has previously had limited funds with which to operate.  Management is in the process of executing a strategy based upon developing great fuel economy technologies that also offer enhanced engine performance with pollution emission control.  IFT has several technologies in the development and commercialization stage, and may seek to add other technologies through acquisitions.  IFT has received necessary regulatory approval to market its products currently in the commercialization phase. During the first quarter of 2002, IFT began selling its products directly to the commercial marketplace. IFT expects to increase its sales to the marketplace, with IFT eventually generating a level of revenues sufficient to generate a positive cash flow and earnings. While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of $1.2 million over the remainder of the 2005 fiscal year will be necessary in order to enable IFT to meet its cash needs. IFT’s current cash balance exceeds the approximate cash needs for the remainder of 2005. However, funding into 2006 is not yet secured.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

Note 3 – Accounting for Stock-Based Compensation

IFT applies the intrinsic value method under APB Opinion 25 and related interpretations in accounting for employee stock options, which expenses the excess of the market price of the stock over the exercise price on the measurement date.

IFT has elected to continue to utilize the accounting provisions of APB25 for stock options. However, IFT is required to provide pro forma disclosures of net loss and loss per share as if it had adopted the fair value method under SFAS No. 123.

The weighted-average, grant date fair value of stock options granted to employees during the period and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

INTERNATIONAL FUEL TECHNOLOGY, INC.

	Three months Ended June 30, 2005	2004	Six months Ended June 30, 2005	2004

Significant assumptions (weighted average)
Weighted average fair value per option granted	$0.30	$0.50	$0.30	$0.50
Risk-free interest rate at grant date	3.82%	2.21%	3.82%	2.21%
Expected stock price volatility	1.5	1.5	1.5	1.5
Expected dividend payout	0	0	0	0
Expected option life (years)	4.75	4	4.75	4
Net loss
As reported	$(1,509,723)	$(589,362)	$(2,528,410)	$(1,191,902)
Add expense recognized for variable-based awards	(344,690)	39,327	(201,890)	36,306
Add expense recognized for accelerated options	46,000	—	46,000
Deduct total stock-based employee compensation expense determined under the fair value based method	(1,497,978)	(55,078)	(2,079,896)	(78,473)

Pro-forma	$(3,306,391)	$(605,113)	$(4,764,196)	$(1,234,069)

Net loss per share
As Reported	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Pro-forma	$(0.04)	$(0.01)	$(0.06)	$(0.02)

Note 4 – Options issued to non-employees

During the second quarter of 2005, IFT granted 3,000,000 stock options to non-employees.  1,000,000 of the options granted vested immediately and were recorded as consulting expense at that time. The remaining 2,000,000 options will vest based on the occurrence of certain events and therefore consulting expense will not be recorded until the triggering event occurs.

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

Overview

IFT has developed a family of fuel additives that have been created through the use of proprietary surfactant chemistry technology. IFT is in the process of patenting the fuel additives and resulting fuel blends as part of its commercialization efforts. The individual fuel blends incorporating the IFT additive formulations include base fuel with additive only, base fuel with kerosene, base fuel with biodiesel, base fuel with ethanol, and base fuel with an urea/water solution. IFT seeks to commercialize the use of the additives in these and other fuel blends on a global basis through the use of strategic partnerships with a variety of targeted companies including fuel consumers, distributors of fuel additives, original equipment manufacturers, and other companies.

Three and Six Months Ended June 30, 2005 compared to the Three and Six Months Ended June 30, 2004

IFT’s revenues of $56,535 for the three months ended June 30, 2005, and $56,583 for the six months ended June 30, 2005, were generated from the sales of Diesolift, Gasolift, and Kerolift products.

Total operating expenses were $1,529,533 for the three months ended June 30, 2005, as compared to operating expenses of $591,691 for the three month period ended June 30, 2004.  This represents a $937,842 increase from the prior period. Total operating expenses were $2,548,247 for the six months ended June 30, 2005, as compared to operating expenses of $1,196,279 for the six months ended June 30, 2004. The $1,351,968 increase in operating expenses is a result of an increase in selling, general and administrative and stock option expenses in 2005, as described below.

Selling, general and administrative expenses for the three months ended June 30, 2005 were $670,030, as compared to the selling, general and administrative expenses of $450,587 for the three month period ended June 30, 2004. This represents an increase of $219,443 from the prior year period which is attributable to an increase in consulting fees. Total selling, general and administrative  expenses were $1,356,365 for the six months ended June 30, 2005 as compared to selling, general and administrative expenses of $956,418 for the six months ended June 30, 2004. This represents an increase of $399,947 from the prior period and is attributable to an increase in consulting fees.

Stock option expense for the three months ended June 30, 2005 was $759,246, as compared to the stock option expense of $39,327 for the three month period ended June 30, 2004. This represents an increase of $719,919 from the prior year period which is attributable to a higher stock price and the issuance of additional stock options. Stock option expense for the six month period ended June 30, 2005 was $991,368 compared to $36,306 for the six month period ended June 30, 2005. This represents an increase of $955,062 which is attributable to a higher stock price and the issuance of additional stock options.

Amortization and depreciation expenses for the three months ended June 30, 2005 were $100,257, as compared to $101,777 for the corresponding period in 2004.  Amortization and depreciation expenses for the six months ended June 30, 2005 were $200,514 as compared to $203,555 for the corresponding period in 2004.

The net loss for the three months ended June 30, 2005 was $1,509,723 as compared to the net loss of $589,362 for the three months ended June 30, 2004.  This represents a $920,361 increase from the prior period, primarily due to an increase in stock option expense and consulting fees. The net loss for the six month period ended June 30, 2005 was $2,528,410 as compared to the net loss of $1,191,902 for the corresponding period in 2004. This represents an increase of $1,336,508 from the prior period, which is due to an increase in stock option expense and legal and consulting fees. The basic and dilutive net loss per common share for the three months ended June 30, 2005 was $.02 as compared to the basic and dilutive net loss per common share of $.01 for the three months ended June 30, 2004. The basic and dilutive net loss per common share for the six months ended June 30, 2005 was $.03 as compared to the basic and dilutive net loss per common share of $.02 for the six months ended June 30, 2004.

Critical Accounting Policies

Valuation of long-lived and intangible assets. IFT assesses the impairment of long-lived identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors IFT considers important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;
•	Significant changes in the manner of IFT’s use of acquired assets or the strategy for IFT’s overall business;
•	Significant negative industry or economic trends;
•	Significant decline in IFT’s stock price for a sustained period; and
•	IFT’s market capitalization relative to net book value.

As of June 30, 2005, there has been no impairment of long-lived intangible assets.

Valuation of goodwill.  IFT tests goodwill for impairment at least annually in the fourth quarter.  IFT will also review goodwill for impairment throughout the year if any events or changes in circumstances that indicate the carrying value may not be recoverable are identified (such triggers for impairment review are described above in the section Valuation of long-lived and intangible assets).

For the test of impairment, IFT is using the market approach in determining the fair value of the Company.  Following this test, the fair value of the business exceeded the carrying value of the business.  As a result, no impairment of goodwill was recorded through 2004.

Deferred income taxes. Deferred income taxes are recognized for the tax consequences of “temporary  differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and tax carryfowards. At June 30, 2005, IFT’s deferred income tax assets consisted principally of net operating loss carryforwards and have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

Liquidity and Capital Resources

A critical component of management’s operating plan impacting the continued existence of IFT is the ability to obtain additional capital through additional debt and/or equity financing.   Management does not anticipate that IFT will generate a positive internal cash flow until such time as IFT can generate significant revenues from license fees from its products, which may take the next few years to realize. If IFT cannot obtain the necessary capital to pursue its business plan, IFT may have to cease or significantly curtail its operations.  This would materially impact its ability to continue as a going concern.

The independent registered public accounting firm’s reports included with the financial statements filed in IFT’s 2004 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 24, 2005, indicates that there is a substantial doubt that IFT can continue as a going concern.

A portion of IFT’s operating loss relates to charges for non-cash operating expenses such as amortization, depreciation, and stock option expense. For the six months ended June 30, 2005, IFT raised $500,000 in cash from the issuance of restricted common stock in a private placement to a significant shareholder and director. For the same period, IFT also raised $1,092,655 from the issuance of restricted common stock in private placements to accredited investors.

IFT has not made significant cash investments in property and equipment or in the acquisition of companies or technologies during 2005.

Cash used in operating activities was $1,428,591 for the six months ended June 30, 2005 as compared to cash used in operating activities of $1,076,449 for the six months ended June 30, 2004. Cash used in operations for the six months ended June 30, 2005 increased primarily because of an increase in inventory and accounts receivable. The cash provided by financing activities was $2,153,530 for the six months ended June 30, 2005 as compared to $750,000 provided by financing activities for the six months ended June 30, 2004.  Cash provided by financing activities for the six months ended June 30, 2005 related to the issuance of restricted common stock in private placement to a significant shareholder and director, and accredited investors.  Net cash increased by $724,939 for the six months ended June 30, 2005 as compared to net cash decreasing by $326,449 for the six months ended June 30, 2004.

Working capital at June 30, 2005 was $1,431,065 as compared to $256,750 at December 31, 2004.

While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $1,200,000 over the remainder of the 2005 fiscal year will be necessary in order to enable us to meet our current cash needs. IFT’s current cash balance exceeds the approximate cash needs for the remainder of 2005; however, funding into 2006 is not yet secured.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Based on their evaluations as of June 30, 2005, our principal executive officer and principal financial officer, with the participation of our full management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are (i) adequately designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others particularly during the period in which this report was being prepared, and (ii) effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b)

Changes in controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the results of operations or financial position of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2005, IFT issued a total of 1,111,019 shares of its common stock to various accredited investors and a significant shareholder and director for $1,342,655 cash. These transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act.

Item 6. Exhibits

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By:	/s/ JONATHAN R. BURST	Date: August 1, 2005

Jonathan R. Burst
Chief Executive Officer
Principal Executive Officer

By:	/s/ GARY HIRSTEIN	Date: August 1, 2005

Gary Hirstein
Chief Financial Officer
Principal Financial and Accounting Officer