Form 10-Q
period 2005-09-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2005-11-15
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005

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

(314) 727- 3333

(Registrant’s telephone number, including Area Code)

          Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Number of shares of common stock outstanding as of October 11, 2005:  84,719,724

FORM 10-Q

For The Quarterly Period Ended September 30, 2005

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

	September 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current Assets
Cash	$6,260,372	$530,275
Accounts Receivable	19,418	6,741
Inventory	225,670	87,226
Prepaid Expenses	99,874	14,275

Total current assets	6,605,334	638,517

Property and Equipment
Machinery and equipment	31,892	27,621
Accumulated depreciation	(26,837)	(25,480)

Total property and equipment	5,055	2,141

Purchased Technology, net of accumulated amortization of $1,733,333 and $1,433,333 at September 30, 2005 and December 31, 2004, respectively	666,668	966,668
Goodwill	2,211,805	2,211,805
Other Assets	62,475	—

Total assets	$9,551,337	$3,819,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$133,541	$123,972
Accrued compensation	60,569	257,795

Total current liabilities	194,110	381,767

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, $.01 par value; 150,000,000 authorized, 84,719,724 and 77,993,754 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	847,198	779,937
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	46,297,644	42,763,002
Additional paid-in capital - warrants	6,334,317	—
Accumulated deficit	(43,302,009)	(39,285,652)

Total stockholders’ equity	9,357,227	3,437,364

Total Liabilities and Stockholders’ equity	$9,551,337	$3,819,131

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Revenues	$7,265	$6,435	$63,848	$14,655
Cost of Revenues	1,454	6,078	38,201	9,921

Gross Profit	5,811	357	25,647	4,734

Operating Expenses
Selling, general and administrative expenses	753,714	480,277	2,110,079	1,436,695
Stock option expense	639,200	(1,254)	1,630,568	35,052
Amortization and depreciation	100,844	101,777	301,357	305,332

Total operating expenses	1,493,758	580,800	4,042,004	1,777,079

Net loss	$(1,487,947)	$(580,443)	$(4,016,357)	$(1,772,345)

Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.05)	$(0.02)

Weighted average common shares outstanding	81,540,328	75,094,192	79,752,112	74,006,730

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2005
(Unaudited)

	Common Stock Shares	Common Stock Amount	Discount on Common Stock	Additional Paid-In Capital	Additional Paid-In Capital - Warrants	Accumulated Deficit	Total

Balance, January 1, 2005	77,993,754	$779,937	$(819,923)	$42,763,002	$—	$(39,285,652)	$3,437,364
Proceeds from issuance of stock	4,805,376	48,054	—	6,951,925	—	—	6,999,979
Issuance of warrants	—	—	—	(6,334,317)	6,334,317	—	—
Issuance of stock for services	133,000	1,330	—	269,770	—	—	271,100
Issuance of stock for legal settlement	69,094	692	—	149,781	—	—	150,473
Forgiveness of Salary	—	—	—	40,600	—	—	40,600
Stock options exercised	1,718,500	17,185	—	826,315	—	—	843,500
Expense relating to stock option grants	—	—	—	1,630,568	—	—	1,630,568
Net loss	—	—	—	—	—	(4,016,357)	(4,016,357)

Balance, September 30, 2005	84,719,724	$847,198	$(819,923)	$46,297,644	$6,334,317	$(43,302,009)	$9,357,227

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Cash Flows from Operating Activities:
Net loss	$(4,016,357)	$(1,772,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization/Depreciation	301,357	305,332
Bad Debt	6,741	—
Non-cash stock compensation	1,901,668	204,690
Change in assets and liabilities:
Increase in prepaid expenses/other assets	(148,074)	(1,138)
Increase in accounts receivable	(19,418)	(4,778)
Increase in inventory	(138,444)	(30,575)
Increase (Decrease) in accounts payable	9,569	(62,473)
Decrease in accrued expenses	(6,153)	(34,451)

Net cash used in operating activities	(2,109,111)	(1,395,738)

Cash Flows from Investing Activities:
Acquisition of machinery and equipment	(4,721)	—

Net cash used in investing activities	(4,721)	—

Cash Flows from Financing Activities:
Proceeds from stock options exercised	843,500	—
Proceeds from common stock issued	6,999,979	1,050,000

Net cash provided by financing activities	7,843,479	1,050,000

Net Increase/(decrease) in cash	5,730,097	(345,738)
Cash, beginning	530,275	358,954

Cash, ending	$6,260,372	$13,216

Schedule of non-cash financing activities:
Forgiveness of officer’s salary	$40,600	—
Shares issued in payment of legal settlement	$150,473	—

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The interim financial statements included herein have been prepared by International Fuel Technology, Inc. (“IFT”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission(“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although IFT believes that the disclosures are adequate to make the information presented not misleading.

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

Note 2 -- Ability to Continue as a Going Concern

IFT’s financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  IFT has incurred significant losses since inception and has previously had limited funds with which to operate.  Management is in the process of executing a strategy based upon developing fuel economy technologies that also offer enhanced engine performance and pollution emission control.  IFT has several technologies in the development and commercialization stage, and may seek to add other technologies through acquisitions.  IFT has received necessary regulatory approval to market its products currently in the commercialization phase. During the first quarter of 2002, IFT began selling its products directly to the commercial marketplace. IFT expects to increase its sales to the marketplace, with IFT eventually generating a level of revenues sufficient to generate a positive cash flow and earnings.  The equity infusion that occurred during the third quarter of 2005 has placed IFT in a significant cash position.  See the Liquidity and Capital Resources section of Management’s Discussion & Analysis of Financial Condition and Results of Operations for further discussion.  While management cannot make any assurance as to the accuracy of IFT’s projections of future capital needs, management believes IFT will be able to meet its cash needs through the 2006 fiscal year.

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

IFT has elected to continue to utilize the accounting provisions of APB No. 25 for the accounting of stock options. However, IFT is required to provide pro forma disclosures of net earnings and net earnings per share as if it had adopted the fair value method under Statement of Financial Accounting Standards (SFAS) No. 123.

The weighted-average, fair value of stock options as of the grant date granted to employees during the period and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model, and the pro forma effect on net earnings of the fair value accounting for stock options under SFAS No. 123, are as follows:

INTERNATIONAL FUEL TECHNOLOGY, INC.

	Three months Ended September 30,		Nine months Ended September 30,

	2005	2004	2005	2004

Significant assumptions (weighted average)
Weighted average fair value per option granted	$1.48	$0.50	$1.92	$0.50
Risk-free interest rate at grant date	3.82%	2.21%	3.82%	2.21%
Expected stock price volatility	1.5	1.5	1.5	1.5
Expected dividend payout	0	0	0	0
Expected option life (years)	5	4	4.75	4
Net loss
As reported	$(1,487,947)	$(580,443)	$(4,016,357)	$(1,772,345)
Add expense recognized for variable-based awards	791,710	(1,254)	589,820	35,052
Add expense recognized for accelerated options	—	—	46,000	—
Deduct total stock-based employee compensation expense determined under the fair value based method	(982,968)	(16,458)	(3,062,864)	(94,927)

Pro-forma	$(1,679,205)	$(598,155)	$(6,443,401)	$(1,832,220)

Net loss per share
As Reported	$(0.02)	$(0.01)	$(0.05)	$(0.02)
Pro-forma	$(0.02)	$(0.01)	$0.08	$(0.02)

Note 4 – Stockholders’ equity

Options issued to non-employees

During the second quarter of 2005, IFT granted 3,000,000 stock options to a large commercial partner.  In the second quarter, 1,000,000 of these options vested upon signing of the contract and were recorded as consulting expense.  The vesting of the remaining 2,00,000 of options was contingent upon the occurrence of certain revenue or financing events.  Based on the occurrence of certain financing events, the remaining 2,000,000 options vested during the third quarter of 2005. These options were treated as a cost of equity related to the third quarter 2005 equity financing, as the costs were deemed instrumental in securing the equity financing.  They are accounted for and included in the equity accounts of the Balance Sheet.

During the third quarter of 2005, IFT granted 300,000 stock options to a non-employee for consulting-related services. 150,000 of these options vest September 21, 2006, with the remaining options vesting September 21, 2007.

Sales of stock and issuance of warrants

During the third quarter of 2005, IFT received cash proceeds for the sale of 3,579,678 shares of common stock (with 894,918 attachable warrants) to accredited investors.

Exercise of options

During the third quarter of 2005, IFT issued 585,000 shares of common stock as a result of the exercise of options.

Issuance of stock for services and legal settlement

During the third quarter of 2005, IFT issued 50,000 shares of common stock to a new employee and 11,752 shares of common stock to fully satisfy a legal settlement with a past employee.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the IFT’s financial condition, results of operations and cash flows during the periods included in the accompanying financial statements.  This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Annual Report”).

Forward Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements are based largely on IFT’s expectations and are subject to a number of risks and uncertainties, many of which are beyond IFT’s control, including, but not limited to, economic, competitive and other factors affecting IFT’s operations, markets, products and services, expansion strategies and other factors described elsewhere in this report and documents filed by IFT with the SEC.  Actual results could differ materially from these forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, prove accurate.  IFT does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Overview

IFT has developed a family of fuel additives that have been created through the use of proprietary surfactant chemistry technology. IFT has certain patents pending covering IFT products and resulting fuel blends as part of its commercialization efforts. The individual fuel blends incorporating the IFT additive formulations include base fuel with additive only, base fuel with kerosene, base fuel with biodiesel, base fuel with ethanol, and base fuel with an urea/water solution. IFT seeks to commercialize the use of the additives in these and other fuel blends on a global basis through the use of strategic partnerships with a variety of companies including fuel consumers, distributors of fuel additives, original equipment manufacturers, and other companies.  IFT generates revenues primarily from sales to third-party agents and distributors.

Three and Nine Months Ended September 30, 2005 compared to the Three and Nine Months Ended September 30, 2004

IFT’s revenues for the three months ended September 30, 2005 were $7,265, as compared to $6,435 for the three-month period ended September 30, 2004.  Revenues for the nine months ended September 30, 2005 were $63,848, as compared to $14,655 for the nine months ended September 30, 2004.  Revenues remained fairly comparable as IFT is still in the process of commercializing its business.  All revenues were generated from the sales of Diesolift and Gasolift products.

Total operating expenses were $1,493,758 for the three months ended September 30, 2005, as compared to operating expenses of $580,800 for the three month period ended September 30, 2004.  This represents a $912,958 increase from the prior period.  Total operating expenses were $4,042,004 for the nine months ended September 30, 2005, as compared to operating expenses of $1,777,079 for the nine months ended September 30, 2004. The $2,264,925 increase in operating expenses is a result of an increase in selling, general and administrative and stock option expenses in 2005, as described below.

Selling, general and administrative expenses for the three months ended September 30, 2005 were $753,714, as compared to selling, general and administrative expenses of $480,277 for the three month period ended September 30, 2004. This represents an increase of $273,437 from the prior year period, which is primarily attributable to an increase in legal fees of $108,002 due to increased patent protection activity and payroll expense of $152,234 due to the hiring of new employees in April 2005.

Total selling, general and administrative expenses were $2,110,079 for the nine months ended September 30, 2005, as compared to selling, general and administrative expenses of $1,436,695 for the nine months ended September 30, 2004. This represents an increase of $673,384 from the prior period and is primarily attributable to an increase in consulting fees of $347,949 due to increased product commercialization efforts, legal fees of $137,647 due to increased patent protection activity and payroll expense of $126,175 due to new employees hired in April 2005.

Stock option expense for the three months ended September 30, 2005 was $639,200, as compared to stock option expense of $(1,254) for the three month period ended September 30, 2004. This represents an increase of $640,454 from the prior year period, which is attributable to a higher stock price and an increase in the number of stock options outstanding. Stock option expense for the nine-month period ended September 30, 2005 was $1,630,568, compared to $35,052 for the nine-month period ended September 30, 2004. This represents an increase of $1,595,516, which is attributable to a higher stock price and an increase in the number of stock options outstanding.

Amortization and depreciation expenses for the three months ended September 30, 2005 were $100,844, as compared to $101,777 for the corresponding period in 2004.  Amortization and depreciation expenses for the nine months ended September 30, 2005 were $301,357 as compared to $305,332 for the corresponding period in 2004.

The net loss for the three months ended September 30, 2005 was $1,487,947, as compared to the net loss of $580,443 for the three months ended September 30, 2004.  The increase is primarily due to an increase in stock option expense, legal fees and payroll expense, as discussed above. The net loss for the nine-month period ended September 30, 2005 was $4,016,357, as compared to the net loss of $1,772,345 for the corresponding period in 2004. This represents an increase of $2,244,012 from the prior period, which is due to an increase in stock option expense, consulting fees, legal fees and payroll expense, as discussed above. The basic and dilutive net earnings per common share for the three months ended September 30, 2005 and 2004 were $(.02) and $(.01), respectively.  The basic and dilutive net earnings per common share for the nine months ended September 30, 2005 and 2004 were $(.05) and $(.02), respectively.

Critical Accounting Policies and Estimates

Valuation of long-lived and intangible assets. IFT assesses the impairment of long-lived identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors IFT considers important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected, historical or projected future operating results;
•	Significant changes in the manner of IFT’s use of acquired assets or the strategy for IFT’s overall business;
•	Significant negative industry or economic trends;
•	Significant decline in IFT’s stock price for a sustained period; and
•	IFT’s market capitalization relative to net book value.

As of September 30, 2005, no impairment of long-lived intangible assets has been recognized.

Valuation of goodwill.  IFT tests goodwill for impairment at least annually in the fourth quarter of each fiscal year.  IFT will also review goodwill for impairment throughout the year if any events or changes in circumstances that indicate the carrying value may not be recoverable are identified (such triggers for impairment review are described above in the section Valuation of long-lived and intangible assets).

For the test of impairment, IFT uses the market approach in determining the fair value of IFT.  As a result of the application of this test, the fair value of the enterprise exceeded the carrying value of the goodwill.  As a result, no impairment of goodwill was recorded during 2004 or during the nine months ended September 30, 2005.

Deferred income taxes. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and tax carryfowards. At September 30, 2005, IFT’s deferred income tax assets consisted principally of net operating loss carryforwards and have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

Liquidity and Capital Resources

A critical component of management’s operating plan affecting the ability of IFT to continue as a going concern is IFT’s ability to obtain capital through additional debt and/or equity financing.   Until IFT is able to generate a positive operating cash flow, its ability to attract additional capital resources is critical to funding its operations and continue as a going concern.  The independent registered public accounting firm’s reports included with the financial statements filed in IFT’s 2004 Annual Report on Form 10-K, filed with the SEC on March 24, 2005, indicated a substantial doubt that IFT could continue as a going concern.

These concerns have been significantly mitigated with the successful conclusion of a sale of equity during the third quarter of 2005.  During the third quarter, IFT raised $5,400,000 from the issuance of restricted common stock in private placements to accredited investors.  For the nine months ended September 30, 2005, IFT has raised a total of $7,000,000 in cash from the issuance of restricted common stock in private placements.

While management cannot make any assurance as to the accuracy of our projections of future capital needs, management believes that IFT as a result of these successful sales of equity has adequate cash balances to fund operations through at least the 2006 fiscal year.

During 2005, IFT has not made significant cash investments in property and equipment and does not anticipate doing so in the immediate future.  Also, a portion of IFT’s operating loss relates to charges for non-cash operating expenses such as amortization, depreciation, and stock option expense.

Cash used in operating activities was $2,109,111 for the nine months ended September 30, 2005 as compared to cash used in operating activities of $1,395,738 for the nine months ended September 30, 2004.  The increase in cash used in operations is due to an increase in the net loss before non-cash stock compensation, as a result of the increase in selling, general and administration discussed above, offset by increased prepaid expenses/other assets and inventory.  Cash provided by financing activities was $7,843,479 for the nine months ended September 30, 2005, as compared to $1,050,000 for the nine months ended September 30, 2004. This increase in financing cash is due to the issuance of restricted common stock in two private placements to accredited investors and proceeds received from the exercise of stock options.  Net cash increased by $5,730,097 for the nine months ended September 30, 2005, as compared to net cash decreasing by $345,738 for the nine months ended September 30, 2004.

Working capital at September 30, 2005 was $6,411,224, as compared to $256,750 at December 30, 2004.  This increase is primarily attributable to equity sales during the nine months ended September 30, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

(a)

IFT’s management has evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of IFT’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2005.  Based on this evaluation, the principal executive officer and principal financial officer concluded that IFT’s disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2005.

(b)

There were no changes in IFT’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, IFT’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

IFT party to legal proceedings in the normal course of business. Based on an evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the results of operations or financial position of IFT.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2005, IFT issued a total of 3,579,678 shares of its common stock to various accredited investors for an aggregate of $5,407,324 in cash. These transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act.  None of the private placements involved underwriters or broker-dealers.  Therefore, there were no underwriting discounts or commissions and IFT received full gross proceeds of the offering.

Investor	Shares Purchased	Share Price	$ Amount	Commit Date

Institutional Accredited Investor	172,414	$1.45	250,000	8/5/05
(warrants @ 25%)	43,103
Institutional Accredited Investor	31,250	$1.60	50,000	7/19/05
(warrants @ 25%)	7,813
Institutional Accredited Investor	221,428	$1.40	309,999	6/29/05	(1)
(warrants @ 25%)	55,357
Individual Accredited Investor	68,966	$1.45	100,001	7/25/05
(warrants @ 25%)	17,241
Individual Accredited Investor	53,720	$1.49	80,043	7/11/05
(warrants @ 25%)	13,430
Institutional Accredited Investor	178,572	$1.40	250,001	6/28/05	(1)
(warrants @ 25%)	44,643
Institutional Accredited Investor	179,310	$1.45	260,000	8/5/05
(warrants @ 25%)	44,828

Investor	Shares Purchased	Share Price	$ Amount	Commit Date

Individual Accredited Investor	24,138	$1.45	35,000	8/5/05
(warrants @ 25%)	6,034
Individual Accredited Investor	13,793	$1.45	20,000	8/5/05
(warrants @ 25%)	3,448
Individual Accredited Investor	13,793	$1.45	20,000	8/5/05
(warrants @ 25%)	3,448
Individual Accredited Investor	24,138	$1.45	35,000	8/5/05
(warrants @ 25%)	6,034
Individual Accredited Investor	13,793	$1.45	20,000	8/5/05
(warrants @ 25%)	3,448
Individual Accredited Investor	25,000	$1.45	36,250	8/5/05
(warrants @ 25%)	6,250
Individual Accredited Investor	40,000	$1.45	58,000	8/5/05
(warrants @ 25%)	10,000
Institutional Accredited Investor	70,000	$1.45	101,500	8/5/05
(warrants @ 25%)	17,500
Individual Accredited Investor	68,966	$1.45	100,000	8/5/05
(warrants @ 25%)	17,241
Institutional Accredited Investor	17,241	$1.45	25,000	8/5/05
(warrants @ 25%)	4,310
Institutional Accredited Investor	40,000	$1.45	58,010	8/5/05
(warrants @ 25%)	10,000
Institutional Accredited Investor	13,793	$1.45	20,000	8/5/05
(warrants @ 25%)	3,448
Institutional Accredited Investor	13,793	$1.45	20,000	8/5/05
(warrants @ 25%)	3,448
Institutional Accredited Investor	655,172	$1.45	949,999	8/5/05
(warrants @ 25%)	163,793
Institutional Accredited Investor	695,544	$1.45	1,008,539	8/5/05
(warrants @ 25%)	173,886
Institutional Accredited Investor	62,500	$1.60	100,000	8/11/05
(warrants @ 25%)	15,625
Institutional Accredited Investor	100,000	$1.70	170,000	8/23/05
(warrants @ 25%)	25,000

Investor	Shares Purchased	Share Price	$ Amount	Commit Date

Individual Accredited Investor	58,823	$1.70	100,000	8/22/05
(warrants @ 25%)	14,706
Individual Accredited Investor	58,824	$1.70	100,000	8/23/05
(warrants @ 25%)	14,706
Institutional Accredited Investor	147,059	$1.70	250,000	8/23/05
(warrants @ 25%)	36,765
Individual Accredited Investor	10,000	$1.70	17,000	8/23/05
(warrants @ 25%)	2,500
Individual Accredited Investor	10,000	$1.70	17,000	8/23/05
(warrants @ 25%)	2,500
Institutional Accredited Investor	35,000	$1.70	59,480	8/23/05
(warrants @ 25%)	8,750
Institutional Accredited Investor	80,300	$1.70	136,510	8/23/05
(warrants @ 25%)	20,074
Institutional Accredited Investor	147,059	$1.70	250,000	8/23/05
(warrants @ 25%)	36,765
Institutional Accredited Investor	88,235	$1.70	150,000	8/23/05
(warrants @ 25%)	22,059
Institutional Accredited Investor	147,054	$1.70	249,992	8/23/05
(warrants @ 25%)	36,765

(1) Cash proceeds actually received in third quarter of 2005.

Item 6.  Exhibits

     (a)     The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By:	/s/ Jonathan R. Burst	Date:	November 14, 2005

Jonathan R. Burst
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary S.Hirstein	Date	November 14, 2005

Gary S. Hirstein
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)