Form 10-K
period 2005-12-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2006-03-14
CIK 1078723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 000-25367
INTERNATIONAL FUEL TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0357508

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7777 Bonhomme Avenue, Suite 1920 St. Louis, Missouri	63105

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (314) 727-3333
Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☑No
Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑No
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $67,102,392.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐Yes ☐No
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 84,719,724 as of March 3, 2006
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

INTERNATIONAL FUEL TECHNOLOGY, INC.
FORM 10-K
For The Fiscal Year Ended December 31, 2005

PART I
FORWARD-LOOKING STATEMENTS
International Fuel Technology, Inc. (“IFT”) has made forward-looking statements in this document within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are based on managements current reasonable expectations, estimates and projections. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the control of IFT, that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks include, but are not limited to, risks relating to economic, competitive and other factors affecting IFT’s operations, markets, products and services and marketing and sales strategies, as well as the risks noted under the Section in this Report entitled “Risk Factors.” IFT does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.
Item 1. Business
INTRODUCTION
IFT was incorporated in Nevada on April 9, 1996 by a team of individuals who sought to address the issue of reducing harmful engine emissions while at the same time improving the operating performance of internal combustion engines, especially with respect to engine power and fuel economy. Since its incorporation, IFT’s initial focus has been research and development, but has recently entered a commercialization phase to begin marketing, selling and distributing its products.
IFT is engaged in one reportable industry segment. Financial information regarding this segment is contained in IFT’s financial statements included in this report.
At December 31, 2005, IFT had 7 full-time employees. No employee of IFT is represented by a labor union or is subject to a collective bargaining agreement. IFT believes that its employee relations are good.
IFT is a technology company that has developed a range of fuel additive products that improve the combustion characteristics of petroleum-based fuels. This provides significant benefits including improvement in fuel economy, clean-up and prevention of fuel system deposits and a reduction in harmful emissions. Unlike traditional, petroleum-based fuel additives, all of IFT’s products are made from environmentally friendly detergent surfactants. These surfactants decrease the energy required to create new surfaces at liquid-air, liquid-liquid and liquid-pipe wall interfaces, which in turn create the beneficial effects of the IFT technology. The surfactant products are manufactured from chemical raw materials supplied by a range of suppliers. Although IFT has not experienced any significant raw material supply constraints, if IFT’s commercialization and sales efforts prove extremely successful in a short time period, raw material supply could become a factor. There is also a risk that one or more of the raw material suppliers could stop making a building block raw material and, therefore, cause a supply shortage until substitution raw materials could be identified and located.

IFT has developed additive products for diesel, gasoline and kerosene (heating oil) fuels. The process of blending IFT’s products with fuel is easily accomplished through an automatic direct injection system or manual splash blending, thereby requiring little or no change to fuel delivery infrastructure. The surfactant base of IFT’s technology and products is unlike other conventional fuel additive technologies. Because of the unique character of surfactant molecules the IFT formulations provide an effective coating of the fuel system, increasing lubricity (reducing engine wear and tear), while the detergent character of the molecules prevents deposit formation on fuel injectors. In addition, the dispersal of the surfactant molecules throughout the fuel results in greater fuel atomization through engine fuel injectors, increasing combustion efficiency, providing improved fuel economy and reductions in emissions.
IFT’s additive products are easily splash-blended in diesel or gasoline fuel, or combined with base fossil fuels and a series of other fuel related formulations, including synthetic diesel, ethanol, bio-diesel, and urea/water, creating environmentally friendly finished fuel blends. The resulting fuel blends improve fuel economy, enhance lubricity and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels through the combustion of IFT’s products with the alternative and renewable fuels. With the increasing pressure from public and private efforts around the world to reduce the level of harmful engine emissions, combined with the high cost of base fuel now being sold, IFT believes that it is poised to be one of the leading fuel performance enhancement technologies adopted as part of the effort to address these issues.
IFT has funded and completed several independent laboratory testing efforts to confirm the efficacy of its technology and is now utilizing the positive results of this testing to facilitate IFT’s marketing and sales activities. Customer focused field testing and various other laboratory testing efforts are underway to further product commercialization efforts.
TECHNOLOGY
Unlike most fuel additives, IFT’s product formulations are non-petroleum based, environmentally friendly detergent substances, known as surfactants. IFT’s surfactant-based additive formulations are composed of a complex mixture of chemical molecules which, when blended into distillates of gasoline, lowers the fuel’s overall surface tension. This allows for improved atomization of the fuel in the induction and combustion chambers resulting in a more complete and efficient burn which improves fuel economy and reduces harmful emissions. Due to their inherent lubricity, detergency and emulsification properties, IFT additives also (i) substantially increase fuel lubricity; (ii) eliminate phase separation when combining petroleum-based fuels with oxygenates, such as ethanol; (iii) act as a detergent in the fuel delivery system and significantly reduce deposits on fuel injector heads; and (iv) emulsify any free water in the system.
Once the additive is splash-blended with a base fuel, the blend forms a stable solution. No additional mixing or agitation is required for the fuel blend to remain perfectly emulsified.
The following summarizes the benefits of IFT’s technology:
• Fuel economy: The reduction in the fuel’s overall surface tension, allowing for improved atomization results in a more complete burn. The engine, therefore, is effectively maximizing the inherent energy in the fuel. Fuel economy is also enhanced by (i) increased lubricity which reduces friction in the fuel system, and (ii) the detergency effect which prevents the deterioration of engine performance caused by detrimental deposits.
•Lubricity: The additive will absorb to the sides of the engine fuel system. This has the effect of coating the fuel system and reducing the friction created as the fuel flows through it.

• Detergency: Because surfactants are detergents, they will act to constantly clean the fuel system and engine. The detrimental deposits, which occur when using un-additized fuel, are prevented.
• Emissions: The improved atomization of the fuel, resulting from the use of IFT’s additives, provides for a more complete combustion of the fuel. As a result, the amount of harmful carbon monoxide, hydrocarbons and particulate matter (“PM”) emissions are reduced significantly. The increased fuel efficiency and economy resulting from the use of IFT additives means that less fuel has to be burned for the same power output. Therefore, for the same power output, compared to un-additized fuel, less carbon dioxide and nitrogen oxides are released into the atmosphere.
• Co-solvency: An exciting benefit of IFT’s additive technology is the ability to hold ethanol and water in gasoline and diesel as a stable, homogeneous fuel. This is possible because IFT’s additives are based on surfactant chemistry. This enables the water/ethanol molecules to be distributed throughout the fuel in a stable and homogeneous manner, preventing phase separation and enhancing uniform combustion.
• Microbial contamination: If water is present in the fuel and phase separation occurs, aerobic and anaerobic bacterial and fungal growths may occur in the aqueous phase. The co-solving effect of the IFT additives prevents phase separation from occurring and eliminates the environment for microbial growth. This will reduce the need for biocides to treat the fuel, which can be expensive and difficult to handle.
• Corrosion inhibitors: IFT fuel additives are natural corrosion inhibitors. When the additive surfactant molecules absorb to the side of the fuel system, they provide a protective coating. Also, the ability to co-solve any free water in the fuel and prevent phase separation, helps prevent any corrosion that may occur due to the aqueous phase.
• Reduced maintenance: The combined effects of improved lubricity, detergency, corrosion inhibition, and cleaner burn resulting from the use of IFT additive technology extend the service life of the engine while reducing maintenance costs.
INTELLECTUAL PROPERTY (“IP”)
IFT has filed three patents pertaining to eight different uses of its proprietary technology relating to its fuel additives and fuel blends.
A patent application covering the chemical formulations for the additives DiesolIFTTM, GasolIFTTM, and KerolIFTTM has been filed and is pending. IFT has also filed an international patent application, under the Patent Cooperation Treaty (“PCT”). In addition, IFT and Tomah Products, Inc. (“Tomah”) (see “Manufacturing Partner”) have filed a joint patent pertaining to urea/water technology. These patent applications protect IFT technology in many countries.
Additional patent applications for extension of IFT technology are being prepared for filing.
INDEPENDENT TESTING
There are two primary methods of testing: laboratory bench tests and field trials. IFT utilizes both testing methods to further develop the body of test data necessary to support its marketing and sales efforts. As IFT has matured, it has become aware of the importance of developing and managing specific testing protocols for field-based testing and adhering to already developed, industry recognized testing standards when engaged in laboratory bench tests. Numerous variables exist in any testing protocol and if not carefully managed, one change in one variable could skew the test results. To address this challenge, a standardized testing and trial evaluation protocol has been developed. The use of this protocol allows IFT to: (i) understand the size of the opportunity; (ii) help prioritize available resources; (iii) ensure testing so endorsed is structured and conducted in a controlled way; and (iv) ensure IFT will have full access to all testing results conducted by third parties.
In addition to extensive field-based customer trials completed or under way, IFT has funded extensive laboratory bench testing at two well-known independent testing laboratories, Southwest Research Institiute (“SWRI”), in San Antonio, Texas and Prodrive Ltd. in the United Kingdom. Test results have confirmed the effectiveness of IFT’s additive formulations. In particular, all IFT fuel blends tested achieved: (i) an increase in fuel economy; (ii) no loss of engine power or torque; (iii) an increase in lubricity; and (iv) a relative reduction in CO2 and NOx and (v) absolute reduction of PM emissions.
SwRI is an independent, non-profit, applied engineering and physical sciences research and development organization with 11 technical divisions using multidisciplinary approaches to problem solving. The institute occupies 1,200 acres and provides nearly two million square feet of laboratories, test facilities, workshops and offices for more than 2,700 employees who perform contract work for industry and government clients.
Prodrive Ltd. is the only independent fuels and lubricants test laboratory in the United Kingdom. Prodrive works with representatives from engine, oil and additive manufacturers to develop and enhance test methods for the evaluation of fuel, lubricant and additive technologies. Prodrive’s world-class test facilities have more than 100 engineers, with access to more than 50 engine test cells, including the latest and advanced transient dynamometers. Prodrive plays a major role in bringing together all the fuels and lubricants testing bodies from around the world, including the Council for Development of Performance Tests for Transportation Fuels, Lubricants and other Fluids, Japan’s OACIS and ACEA in the United States.
PRODUCTS
IFT has introduced three trademarked product brands that are being marketed around the world: DiesolIFTTM, GasolIFTTM, and KerolIFTTM.
DiesolIFTTM: The DiesolIFTTM range of product applies IFT’s proprietary fuel enhancing technology to diesel fuel and engines. Specifically formulated for use in heavy distillate fuels, use of DiesolIFTTM additized fuel blends provides all the benefits which characterize IFT’s portfolio of surfactant fuel enhancers. Variations of DiesolIFTTM can be specifically formulated to maximize the performance of No. 2 and No. 3 diesel, diesel/ethanol blends and diesel/ bio-diesel blends.
GasolIFTTM:
GasolIFTTM is the range of products specifically designed to apply IFT’s fuel enhancing technology to gasoline and light distillate fuels. Use of GasolIFTTM provides similar benefits to gasoline engines as DiesolIFTTM provides to diesel engines.

KerolIFTTM:
KerolIFTTM has been specifically formulated to bring added benefits to heating oils, fuel systems and oil burners for all oil-fired equipment applications. KerolIFTTM has a positive effect on the environment by reducing harmful emissions and “greenhouse” gases, and by eliminating smoke.
IFT’s research and development expenses have been $310,230, $108,146, and $31,300 for the years 2005, 2004, and 2003, respectively.
MANUFACTURING PARTNER
In 2001, IFT signed a manufacturing agreement with Tomah, establishing Tomah with the first right to manufacture IFT’s products. If Tomah elects not to manufacture a particular product, IFT then has the right to contract with other companies for the manufacture of IFT’s products. The agreement covers existing and to-be-developed fuel performance enhancement additive products. The agreement also provides for Tomah and IFT to cooperate and work together to optimize the effectiveness of and reduce the manufactured costs of the additive product formulations, as well as collaborate on product research and development activities. The agreement has a 15 year term. If the agreement were suddenly terminated due to an un-cured event of default, a disruption of the supply of IFT’s products could result until a substitute manufacturer was found.
Tomah, headquartered in Milton, Wisconsin, with production facilities in both Wisconsin and Louisiana, is a privately owned company specializing in the manufacturing of specialty chemicals with an emphasis on industrial surfactants. Tomah manufactures products for a variety of industries, including fuel additives, mining and industrial and institutional cleaning. Tomah markets and distributes its products to companies around the world. Originally founded in 1967, Tomah was acquired by Exxon in 1984 and operated as a division of Exxon Chemical until 1994, when it was spun off in a management buyout. Tomah excels at custom manufacturing and in developing products designed to meet specific needs. IFT chose Tomah as its partner for long-term supply arrangements because of Tomah’s manufacturing capabilities, rapid response times, industry contacts and technical expertise.
REGULATORY ISSUES
Government regulations across the globe regarding fuels are continually changing. Most regulation focuses on reducing fuel emissions. However, there is also growing concern about dependence on oil-based fuels. This is driving legislation and regulation toward mandating alternative fuels such as ethanol and bio-fuels and providing incentives for their development and use. Fuels regulation exists at various levels of development and enforcement around the globe. However, the pattern is consistent that regulations to reduce harmful emissions and reduce dependence on oil for fuel needs will only become more stringent. This will be an advantage to IFT as many of its product’s benefits reduce fuel consumption and can peacefully co-exist with alternative fuel blends. As fuels regulatory compliance becomes more burdensome to fuel suppliers and users, demand for the benefits IFT’s products deliver should increase. IFT’s strategy is to develop a government regulatory surveillance capability that remains current with regulatory developments in the countries strategic to IFT’s business plan. This surveillance program is designed to support the IP process to ensure IFT product uses and applications driven by changing regulations are protected as quickly as possible to maintain competitive advantage. The surveillance program will also feed the marketing of IFT products to accentuate their attributes in helping customers meet the new regulatory compliance directives.
As an example, in January 2000, the Environmental Protection Agency in the United States (“EPA”) enacted a stringent and far-reaching set of diesel emission standards that requires the significant reduction in harmful emissions, especially PM and nitrogen oxides (“NOx”). These regulations will be phased in beginning in 2004, and be completely in force by 2007. PM in diesel emissions is to be reduced by 90% and NOx is to be reduced by 95%. Of equal importance to diesel fuel producers, the EPA also requires that 97% of the sulfur currently in diesel fuel be eliminated beginning in 2006. The elimination of sulfur in diesel fuel will likely cause a decrease in diesel fuel lubricity. IFT’s products are well positioned to benefit from the more stringent environmental rules, as tests have shown positive PM reduction effects and increased lubricity when IFT’s products are added to base diesel fuel.
Another federal agency shaping the landscape of petroleum-based fuel consumption is the U.S. Department of Energy (“DOE”). In an effort to reduce dependence on foreign oil and keep up with increasing demand for petroleum products, the DOE has created and sponsored programs that encourage the use of alternative fuels. The programs, such as the EPAct and the ethanol and bio-diesel subsidy programs implemented by the DOE and other government agencies, provide significant incentives for the adoption of targeted fuel blends, many of which are created and enhanced by the use of IFT’s products. IFT believes its products are well positioned to help consumers conform to current and future emissions standards and to take advantage of existing incentive programs in the United States and the rest of the world.
In order for IFT’s products to be used in the U.S., EPA registration is required. In December 2001, IFT received EPA registration for its products’ use in base fuels and fuel blends.
INDUSTRY AND COMPETITION
IFT’s product slate and business is a part of the hydrocarbon fuels and lubricants additive industry. The industry is composed of a few relatively large companies and a large number of smaller, niche segment participants. IFT falls into the latter category. Most of the industry revenue streams are today captured by the larger, more visible industry players, with the smaller niche firms competing for a relatively small, but growing, fuel performance enhancement product technology revenue segment. The large firms capture their revenue through sales of proprietary, branded products, or by sales to fuel refiners to meet state and federal fuel specifications, or fuel wholesalers and retailers trying to differentiate their own branded products. The common denominator is all industry participants produce products which are added to hydrocarbon fuels to allow the fuel, or the overall fuel system, to perform better with the additive than without. They do not make the fuel itself.
The main thrust of industry participants’ products centers around improved engine cleanliness and efficiency (e.g., detergency characteristics applicable to fuel injector nozzles), improved fuel flow (e.g., mitigation of fuel problems caused by low ambient temperature) and fuel system protection (e.g., improved lubricity). These are common focus areas for the full range of gasoline and distillate fuels. Additives designed to address specific problem areas in specific fuel applications (e.g., Cetane improver in diesel fuel) and static electricity dissipation in turbine engines are also significant.
The breadth of existing technologies making claims to have solved engine emissions problems runs the gamut from alternative fueled vehicles (electric cars, fuel cell vehicles, etc.) to engine magnets. Despite the vast amount of research performed with the intention of solving emissions problems, no single technology has yet to gain widespread acceptance from both the public (regulatory) and private sectors. The U.S. government and the governments of other countries have tried using economic incentives and tax breaks to promote the development of a variety of emissions reduction technologies. However the base cost of many of these, coupled with issues such as lack of appropriate infrastructure (e.g., compressed natural gas storage and delivery systems) and technical limitations (e.g., keeping alternative fuels emulsified, significant loss of power and fuel economy with current alternative fuels), currently makes market acceptance of many technologies not economically feasible over the long term.

Given these limitations, it is unlikely that the global marketplace will accept just one technology, or a limited number of technologies to solve the harmful engine emissions problem. IFT believes the “natural selection” expected to take place over the coming decade for new technologies may evolve on a market-by-market basis and be largely dependent upon local political influence. Signs of the market development forces can be seen in:
•	Europe, where several countries, including Great Britain, France and Italy have enacted legislation providing tax breaks to companies that use fuel emulsions blending diesel and water;

•	United States, where legislation has been enacted in Texas granting tax incentives to diesel–water-based emulsions and in California, where low-sulfur diesel is being phased in and powerful agricultural lobbies are promoting the use of alternative fuels such as bio-diesel and ethanol in the federal government;

•	China, where the central government has supported fuel ethanol development in certain provinces, which have responded by building and operating ethanol distilleries, including the largest corn-derived ethanol distillery in the world; and

•	Brazil, where regulations require a fuel blend with up to 25% ethanol; also, a new bio-diesel program has started that requires blends increasing from 2% to 5% bio-diesel in diesel.
Because the efforts to reduce harmful engine emissions are so widespread throughout the world, the market for competitive alternatives to existing solutions is relatively robust. In general, these efforts can be placed into four categories:
•	Fuel blends: (including aqueous and ethanol)

•	Additive technologies: (catalysts such as metallic or precious metal additives)

•	Alternative fuels: (compressed natural gas, bio-diesel, and others)

•	After-market systems: (catalytic converters)
Despite the efforts of all of these disparate technologies, IFT believes no one technology will come to dominate the emissions control market due to the technological limitations inherent in each one. Rather, a combination of technologies that maximizes individual product and technology strengths, limits their weaknesses, and delivers the highest cost/value relationship will be used. A number of IFT’s existing competitors have significantly greater financial, technical and marketing resources than IFT. IFT believes that the principal factors affecting competition in our markets are product quality, scientific and technological innovation and price.
IFT’s industry and competitor product slate and technology is constantly evolving. Many competitors make very similar product benefit claims; such as detergency, lubricity and anti-corrosion, with a few now beginning to make fuel economy claims as well. IFT’s challenge is to increase its product visibility and attempting to rise above all the industry claims “clutter” by differentiating itself from its competitors. IFT believes that the multi-functional nature of IFT’s technology focusing on fuel economy and providing all other traditional fuel and fuel system benefits, packaged into one product, differentiates IFT’s products from those of its competitors. The fuel economy claim and proof through customer trials and testing is the niche IFT can exploit.

MARKETING AND SALES
IFT’s objective is to sell and distribute products as close to the customer as possible. In North American markets and industries within these markets, direct sales to customers, without intermediaries, affords IFT the best chance to gain and hold customers and allows IFT to be able to control and maximize the product value chain benefits for IFT and the end-user. In many areas around the world, use of sales distributor intermediaries provides IFT the most cost effective and efficient marketing and sales model and allows IFT to leverage its marketing and sales resources to the greatest benefit. This reseller distribution model adds tremendous value to IFT by reaching customers IFT could not sell to directly efficiently, economically or politically. Utilization of resellers in these circumstances extends IFT’s product reach and boosts sales. Several reseller agreements are now in place.
IFT markets its products within identified targeted markets and industry segments. The marketing efforts focus on those companies within the preferred industry segments that will benefit the most from usage of IFT products. These efforts are supplemented by sharing test data with targeted companies in order to generate industry interest in IFT’s products. Marketing efforts include sponsorship of field trials, communication through trade media with messages directed at both technical and non-technical business professionals emphasizing fuel performance enhancement through technical innovation, fuel efficiency, maintenance cost savings, improved air quality and “no harm” to engine or environment evidence. Communication openness, transparency and willingness to share trial and testing data are the keys to the engagement process.
IFT has assembled a marketing and technical team of experienced industry professionals to pursue commercial opportunities for IFT’s fuel additive technology. Significant gains are being achieved in product exposure to the global marketplace.
IFT believes an expeditious means of achieving product awareness and market acceptance is through strategic field engagements with commercial level users of petroleum products. IFT is always seeking to engage companies recognized as leaders in their industry to try IFT’s products in a field trial setting. Formal trials have commenced with several such companies and IFT expects the efficacy of its technology to be validated through these field trials leading up to commercial opportunities.
SUMMARY
IFT believes that its products are well-positioned to help commercial customers; (i) realize fuel economy and engine maintenance cost improvements; (ii) take advantage of existing incentive programs in the United States and the rest of the world; and (iii) conform to current and future emissions standards. Going forward, IFT believes its commercial success will be facilitated by its proprietary technology, the ever increasing cost of fuel and emissions compliance directives, the marketing and sales infrastructure now in place along with future enhancement and the professionalism and dedication of its employees and consultants.
Item 1A. Risk Factors
IFT has a history of operating losses and expect to continue to realize losses over the intermediate term. IFT may not become profitable or be able to sustain profitability.
Since inception, IFT has incurred significant net losses. IFT reported net losses of $5,329,747 and $4,518,936 for the twelve months ended December 31, 2005, and December 31, 2004, respectively. IFT’s accumulated deficit as of December 31, 2005 was $44,615,399. IFT expects to continue to incur net losses and negative cash flow in the near future. The size of these losses will depend, in large part, on IFT’s ability to realize product sales revenue from marketing its products. To date, IFT has not had any material operating revenue from the sale of its products. IFT’s ability to generate revenues will be dependent upon, among other things, the successful negotiation of marketing and distribution agreements, conclusive and definitive test results demonstrating the benefits of IFT products and the acceptance of IFT technology and products by potential customers. Because IFT does not yet have a material, recurring revenue stream resulting from product sales, there can be no assurance that IFT will be successful in its sales efforts. IFT expects its operating expenses to increase, reflecting increased testing and marketing expenses in the short term which will necessitate higher levels of revenue for profitability when, and if, IFT begins to generate recurring revenues. Should IFT achieve profitability, there is no assurance IFT can maintain, or increase, profitability levels in the future.
IFT has only a limited operating history upon which to base any projection of the likelihood IFT will prove successful, and thus, cannot assure potential investors that IFT will achieve profitable operations, or even generate any operating revenues.
IFT’s fuel performance enhancing technology, which is based upon surfactant chemistry, is a relatively new approach to fuel performance in internal combustion engines and, therefore, may never prove commercially viable. There is the potential that IFT may not be able to re-produce on a sustainable basis the preliminary performance results achieved in certain of IFT’s research and development efforts. It is also possible that IFT products may not meet future regulatory requirements and IFT may not be able to manufacture or successfully market its products at a reasonable cost.
IFT is uncertain how many laboratory and customer field trial test programs will be necessary to definitively prove any fuel economy benefit from IFT products, nor can there be any assurance that such test programs will prove commercially successful. The success of any given product in the marketplace is dependent upon many factors, with one of the most important factors being the ability to deliver a sustainable and meaningful economic benefit to the user of that product. If IFT products are unable to provide this sustainable economic benefit, or potential customers do not recognize these economic benefits, IFT’s business could fail.
If projected sales and revenues do not materialize as planned, IFT will need additional financing to continue operations.
While IFT currently has sufficient funds available to provide resources for company operations for approximately the next 18 months, failure to achieve significant, sustained sales and revenues by the end of this period will require IFT to seek additional financing. IFT’s budget for the next twelve months emphasizes the continued development and marketing of its products. Cash needs during the next twelve-month period are expected to average approximately $250,000 per month. In addition, changes may occur in IFT’s current operations that would use available cash resources sooner than anticipated. If the anticipated product sales do not materialize, or are significantly less than anticipated, IFT will have to raise additional funds to continue product development and commercialization activities. If this future financing is not available, investors may lose a substantial portion, or all, of their investment, and IFT’s business may fail. IFT currently has no immediate means for obtaining any additional financing. Consequently, IFT cannot assure investors that additional financing, if necessary, will be available to IFT on acceptable terms, or at all.
IFT is highly dependent on third parties for the distribution of its products and any conflicts with these third parties may prevent IFT from commercializing its products.
IFT has entered into distribution and sales agency agreements with certain third parties to help achieve rapid customer trialing and acceptance of its products, and to oversee certain elements of its field testing program. These contracts have no fixed expiration date and are cancelable at any time. If these third parties elect to discontinue their efforts, IFT may not be able to commercialize its products in a timely manner, or to commercialize them at all.
IFT does not control these third parties, nor is able to control the amount of time and effort third parties put forth on IFT’s behalf. It is possible that any of these third parties may not perform as expected, and that they may breach or terminate their agreements with IFT before completing their work. It is also possible that they may choose to provide services to a competitor. Any failure of a third party to provide IFT the services for which IFT has contracted could prevent IFT from commercializing its products.
IFT currently purchases all of its product supply requirements from a single, outside source and has no in-house product manufacturing capability. Therefore, if business complications arise either with a supplier or with a supplier relationship, adverse consequences to the adequate supply of IFT products could result.
IFT currently contracts with a single, outside specialty chemical manufacturing company for the production and supply of 100% of its product needs. IFT is thus exposed to product supply disruptions caused by adverse business circumstances with this supplier, raw material shortages, plant breakdowns and other situations affecting the supply of IFT products from this supplier. There can be no assurances that, in the event of a supply disruption, IFT would be able to quickly contract with another manufacturer for the continued supply of its products. IFT, therefore, may lose sales for an extended period of time.
There is a risk that products developed by competitors will reduce the sales of IFT products, thereby severely impacting IFT’s ability to continue to operate.
IFT may face competition from companies that are developing and marketing products similar to those IFT is developing and marketing. The petroleum and fossil fuels industry has spawned a large number of efforts to create technologies that help improve the performance of internal combustion engines and reduce harmful emissions. These companies may have significantly greater marketing, financial and managerial resources than IFT. IFT cannot assure investors that competitors will not succeed in developing and distributing products that will render IFT products obsolete or non-competitive. Generally, such competition could potentially force IFT out of business.
IFT products can only be applied to internal combustion engines, while alternative engine technology development efforts are increasing.
IFT products are being developed for, and marketed to, customers utilizing primarily internal combustion engines. Significant efforts exist to find alternatives to internal combustion engines. In addition, the regulatory environment is becoming increasingly restrictive with regard to the performance of internal combustion engines and the harmful emissions they produce. If alternatives to internal combustion engines become commercially viable, it is possible that the potential market for IFT products could be reduced, if not eliminated.
If IFT is unable to protect its technology from use by competitors, there is a risk that IFT will sustain losses, or that IFT’s business may fail.
IFT’s success will depend, in part, on its ability to obtain and enforce intellectual property protection for its technology in both the United States and other countries. IFT has filed patent applications in the

United States Patent and Trademark Office and international counterparts of applications in the United States Receiving Office under the Patent Cooperation Treaty. IFT cannot provide any assurance that patents will issue from these applications or that, with respect to any patents, issued or pending, the claims allowed are, or will be, sufficiently broad to protect the key aspects of IFT’s technology, or that the patent laws will provide effective legal or injunctive remedies to stop any infringement of IFT’s patents. In addition, IFT cannot assure investors that any owned patent rights will not be challenged, invalidated or circumvented, that the rights granted under patents will provide competitive advantages, or that competitors will not independently develop or patent technologies that are substantially equivalent or superior to IFT’s technology. IFT’s business plan assumes that IFT will obtain and maintain comprehensive patent protection of its technologies. IFT cannot assure investors that such protection will be obtained, or that, if obtained, it will withstand challenge. Furthermore, if an action is brought, a court may find that IFT has infringed on the patents owned by others. IFT may have to go to court to defend its patents, to prosecute infringements, or to defend infringement claims made by others. Patent litigation is expensive and time-consuming, and well-funded adversaries can use such actions as part of a strategy for depleting the resources of a small company such as IFT. IFT cannot assure investors that IFT will have sufficient resources to successfully prosecute its interests in any litigation that may be brought.
Because of the nature of IFT products, IFT may be subject to government approvals and regulations that reduce its ability to commercialize its products, increase costs of operations and decrease its ability to generate income.
IFT is subject to United States and international laws and regulations regarding the development, production, transportation and sale of the products IFT sells. There is no single regulatory authority to which IFT must apply for certification or approval to sell products in the United States, or outside its borders. Any changes in policy or state regulations may cause delays or rejections of IFT attempts to commercialize products. In addition, the regulatory agencies of foreign governments must approve IFT products before they can be sold in those countries, and may in some cases set or approve prices for IFT products.
There can be no assurance that IFT will obtain regulatory approvals and certifications for its products in all of the markets IFT seeks to conduct business. Even if IFT is granted such regulatory approvals and certifications, IFT may be subject to limitations imposed on the use of its products. In the future, IFT may be required to comply with certain restrictive regulations, or potential future regulations, rules, or directives. IFT cannot guarantee that restrictive regulations will not, in the future, be imposed. Such potential regulatory conditions or compliance with such regulations may increase IFT’s cost of operations or decrease its ability to generate income.
IFT creates products that may have harmful effects on the environment if not stored and handled properly prior to use, which could result in significant liability and compliance expense.
The additization of base fuels with IFT’s current or future products involves the controlled use of materials that could be hazardous to the environment. IFT cannot eliminate the risk of accidental contamination or discharge to the environment of these materials and any resulting problems that occur. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. IFT may be named a defendant in any suit that arises from the improper handling, storage or disposal of these products. IFT could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, these materials. Claimants may sue IFT for injury or contamination that results from use by third parties of IFT products, and IFT’s liability may exceed its total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair IFT’s research, development and sales and marketing efforts.
If IFT loses any key personnel or management, IFT may lose business prospects and sales or be unable to otherwise fully operate its business.
IFT is dependent on the principal members of its management staff, the loss of any of whom could impair the product development and commercialization efforts underway. IFT’s success will be largely dependent on the decisions made by members of management and actions of its key field personnel. Furthermore, IFT may depend on its ability to attract and retain additional qualified personnel to develop and manage certain key business segments or markets. IFT may have to recruit qualified personnel with competitive compensation packages, equity participation and other benefits that may reduce the working capital available for operations. Management may seek to obtain outside independent professionals to assist them in assessing the merits and risks of any business proposals, as well as assisting in the development and operation of any projects. IFT cannot assure investors that it will be able to obtain this necessary assistance on reasonable terms, or that IFT will be able to retain its existing management staff.
IFT may have difficulties managing growth, which could lead to lower sales and financial losses.
While IFT has not yet achieved any meaningful, sustained revenues through the sale of its products, should certain events occur, such as a large, recurring order from a well-known company or endorsement of IFT products from a well-known commercial entity, sales may escalate rapidly. Rapid growth would strain IFT’s human and infrastructure resources, potentially leading to higher operating costs, lost sales, or both. IFT’s ability to manage operations and control growth will be dependent upon the ability to improve operational, financial and management controls, reporting systems and procedures, and to attract and retain adequate numbers of qualified employees. Should IFT be unable to successfully provide the resources needed to manage growth, customer satisfaction could suffer, higher costs and/or losses could develop.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
IFT maintains its administrative offices at 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri, 63105, under a lease agreement for office space and administrative services of $4,249 per month for approximately 2,100 square feet. A five-year lease agreement was signed on January 1, 2002. IFT also entered into a five-year office equipment lease that was signed October 4, 2005.
IFT believes that the current facilities are adequate to meet current and near term operating requirements.
Item 3. Legal Proceedings
IFT is subject to various lawsuits and claims with respect to matters arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, IFT believes, after consulting with counsel, that it is more likely than not that the ultimate liabilities resulting from such lawsuits and claims will not materially affect IFT’s financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders
On December 9, 2005, IFT’s annual shareholders’ meeting was held in St. Louis, Missouri. At this meeting the following directors were elected to the Board of Directors: Jonathan R. Burst, Rex Carr, David B. Norris, Harry F. Demetriou, Gary Kirk, Charles Stride and Tony Cross. All Directors will serve on IFT’s Board of Directors until the next annual shareholders’ meeting or their resignation from the Board of Directors. On February 9, 2006, IFT received a resignation notice from Tony Cross effective immediately (See IFT Form 8-K filing on February 15, 2006). A summary of the vote for Directors follows:

	FOR	WITHHELD

Jonathan R. Burst	64,033,036	525,945
Rex Carr	64,266,226	292,755
David B. Norris	64,475,376	83,605
Harry F. Demetriou	64,273,126	285,855
Gary Kirk	64,225,376	333,605
Tony Cross (1)	64,474,476	84,505
Charles Stride	64,225,376	333,605
The shareholders also voted to ratify IFT’s auditors, BDO Seidman, LLP. 64,234,203 shares, being more than a majority of the outstanding stock of IFT, were voted in favor of, 304,800 shares voted against, and 19,978 shares abstained from ratification of the appointment of BDO Seidman, LLP to audit the financial statements of IFT for the year 2005.
(1) On February 9, 2006, Mr. Cross resigned from the Board of Directors of IFT. The resignation was effective immediately. Mr. Cross has informed IFT that he resigned to pursue other interests and opportunities, and that his resignation was not due to any disagreement with IFT on any matter relating to IFT’s operations, policies or practices. IFT’s Board of Directors has commenced a search to identify a qualified person to fill the vacancy created by Mr. Cross’ resignation.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of IFT is traded on the OTC Bulletin Board system under the symbol “IFUE.OB.” The range of reported high and low sales prices shown below is as reported by the OTC Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2004		2005
	High	Low	High	Low

First quarter	$0.42	$0.16	$2.96	$1.79
Second quarter	$0.74	$0.29	$2.30	$0.72
Third quarter	$0.45	$0.27	$2.74	$1.40
Fourth quarter	$1.97	$0.34	$2.34	$1.35
As of the close of business on March 3, 2006, the last reported sales price per share of IFT’s common stock was $1.54. As of March 3, 2006, IFT estimates there were 1,331 record holders of IFT’s common stock. Such number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include such bank, brokerage houses and clearing companies.
IFT has not declared or paid a cash dividend to shareholders. The Board of Directors presently intends to retain any future earnings to finance IFT operations and does not expect to authorize cash dividends in the foreseeable future.
During the third quarter of 2005, IFT received cash proceeds for the sale of 3,579,678 shares of common stock (with 894,918 attachable warrants) to accredited investors for an aggregate of $5,407,324 in cash. A schedule similar to the table below, presenting third quarter 2005 activity, was presented in IFT’s third quarter Form 10-Q.
During the second quarter of 2005, IFT received cash proceeds for the sale of 868,301 shares of common stock (with 217,075 attachable warrants) to accredited investors for an aggregate of $1,092,655 in cash.
During the first and second quarter of 2005, IFT received cash proceeds for the sale of 357,397 shares of common stock to a Board member for an aggregate of $500,000 in cash.
See the following table for first and second quarter detail:

Investor	Shares Purchased	Share Price	$ Amount	Commitment Date

Institutional Accredited Investor	70,000	$1.03	$72,100	5/23/05
(warrants @ 25%)	17,500

Institutional Accredited Investor	121,500	$1.03	$125,145	5/23/05
(warrants @ 25%)	30,375

Institutional Accredited Investor	197,000	$1.03	$202,910	5/23/05
(warrants @ 25%)	49,250

Individual Accredited Investor	45,872	$1.09	$50,000	5/31/05
(warrants @ 25%)	11,468

Individual Accredited Investor	150,000	$1.55	$232,500	6/15/05
(warrants @ 25%)	37,500

Investor	Shares Purchased	Share Price	$ Amount	Commitment Date

Individual Accredited Investor	62,500	$1.60	$100,000	6/16/05
(warrants @ 25%)	15,625

Institutional Accredited Investor	221,429	$1.40	$310,000	6/29/05
(warrants @ 25%)	55,357

Individual Accredited Investor	114,679	$2.18	$250,000	3/31/05

Individual Accredited Investor	242,718	$1.03	$250,000	5/24/05
These equity transactions, and the third quarter 2005 equity transactions, were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act. None of the private placements involved underwriters or broker-dealers. Therefore, there were no underwriting discounts or commissions and IFT received full gross proceeds of the offering .
Item 6. Selected Financial Data
The following tables set forth certain information concerning the statements of operations and balance sheets of IFT and should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.
Selected Statement of Operations Data (in Thousands of Dollars, Except Earnings Per Share data)

	Fiscal year ended December 31,
	2005	2004	2003	2002	2001

Revenues	$563	$24	$9	$20	$—
Operating expenses	$5,924	$4,542	$2,817	$3,254	$6,787
Net earnings	$(5,330)	$(4,519)	$(2,619)	$(3,479)	$(7,575)
Basic and diluted earnings per common share	$(0.07)	$(0.06)	$(0.04)	$(0.06)	$(0.21)
Weighted-average shares	80,924,325	74,910,974	70,140,774	55,489,495	36,416,469
On July 22, 1999, IFT effected a one-for-ten reverse split of its outstanding common stock. All references to share information have been restated to reflect this split.
Selected Balance Sheet Data (in Thousands of Dollars)

	Fiscal year ended December 31,
	2005	2004	2003	2002	2001

Cash and cash equivalents	$3,382	$530	$359	$14	$33
Short-term investments	$2,481	—	—	—	—
Total assets	$8,851	$3,819	$4,027	$4,067	$4,528
Long-term debt	—	—	—	$163	$258

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant factors that have affected IFT’s financial condition, results of operations and cash flows during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and notes included elsewhere in this Form 10-K.
Overview
IFT is a fuel performance enhancement technology company transitioning to a commercial enterprise. IFT’s focus is to market and sell its technology to large fuel consumers in global markets. IFT believes the macro environment for its technology and products is excellent now and will be even better in the future. Ever increasing environmental regulations will likely result in increased demand for additive products to help offset adverse fuel performance impacts resulting from the regulations. In addition, the sharp increase in the price of oil, along with the higher prices expected in the future, will increase demand for fuel efficiency. The primary benefit attributes of IFT’s technology and products address these fuel consumer concerns specifically.
IFT made good progress during 2005 in the pursuit of its corporate and product commercialization goals. To provide sufficient resources for IFT to continue its commercialization efforts, approximately $7,000,000 of cash was received through a successful sale of equity campaign. Distribution gaps were addressed by signing definitive distributor agreements covering selected Asia Pacific Rim countries, Africa and significant parts of the European Union and, as a result, product sales exceeded $500,000 for 2005. Customer specific and laboratory product trialing and testing commenced in earnest and Corporate and field sales staff resources were increased. Intellectual property assets were completely reviewed and their protection strengthened largely through the filing of a global PCT covering IFT’s latest product developments in targeted countries.
Results of Operations
Comparison of the Twelve Months Ended December 31, 2005 and the Twelve Months Ended December 31, 2004
Sales Revenues
Product sale revenues were $563,481 in 2005 reflecting the beginnings of success in IFT’s product marketing and sale efforts. Product sales and revenues in 2004 were negligible. Although sustained levels of sales have not yet been reached, third party distributors have been added and product sales to these distributors are expected to rise in 2006. Product sales gross margins were 33% in 2005 and are expected to improve slightly in 2006 depending upon product raw material costs and distributor and end-user pricing conditions.
Operating Expenses
Operating expenses are driven primarily by stock option compensation, and the resulting recognition of the non-cash expense impacts of issuance. Operating expenses are also driven by cost of products sold, increased marketing, research and development expenditures and staffing levels, resulting from an increased emphasis on product commercialization activities and the development of a corporate infrastructure to support these product commercialization efforts. This increasing operating expense trend is expected to continue in 2006. Total operating expenses were $5,923,926 for the twelve months ended December 31, 2005, as compared to operating expenses of $4,542,758 for the twelve months ended December 31, 2004 representing an increase of $1,381,168, or 30%, from the prior period. The significant variance between the 2005 and the 2004 period for the operating expense categories is discussed below.

Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense was $5,144,398 for the twelve months ended December 31, 2005, as compared to $4,120,469 for the twelve months ended December 31, 2004, representing an increase of $1,023,929, or 25%, from the prior period. SG&A expense levels for the twelve months ended December 31, 2005 were significantly higher due to an increase in legal fees primarily directed toward intellectual property protection activities ($600,000) which includes the final settlement of a third party patent dispute in the United Kingdom, the fourth quarter 2005 recognition of Director Board services expense for the period 2000 through 2005 ($513,000), an increase in salaries and wages ($325,000) due primarily to increased corporate staff resources and an increase in research and development expenditures ($200,000) as a result of a significant increase in laboratory and customer focused product testing and trials.
These increases in SG&A were partially offset by a decrease in stock option expense. Stock option expense was $1,441,580 for the twelve months ended December 31, 2005, as compared to $2,143,395 for the twelve-month period ended December 31, 2004, representing a decrease of $701,815, or 33%. This decrease is primarily due to the prior year expense of $1,626,700 recognized on options accounted for under variable accounting due to an increased stock price, compared to $369,820 in the current year. This decrease was partially offset by 2005 option expense recognition for options issued in 2005 and recognition of a full year of option expense in 2005 for options granted late in 2004.
Depreciation and Amortization Expense
Depreciation and amortization expense was $402,137 for the twelve months ended December 31, 2005, as compared to $405,869 for the twelve months ended December 31, 2004. The level of amortization and depreciation expenses for the twelve months ended December 31, 2005 is relatively unchanged due to minimal capital expenditures during 2005.
Interest Income
Interest income for the twelve months ended December 31, 2005 was $30,698, as compared to $0 for the twelve months ended December 31, 2004. This increase was due to the establishment of a cash management program during the fourth quarter of 2005 for the investment of excess cash balances in short term, interest bearing securities. The cash resources of the company expended dramatically during 2005 caused by the successful sale of common equity activities during primarily the third quarter of 2005.
Interest Expense
Interest expense was $0 for the twelve months ended December 31, 2005 and 2004, respectively. IFT has no outstanding debt and had none during 2004.
Provision for Income Taxes
IFT has operated at a net loss since inception and has not recorded or paid any income taxes. IFT has significant net operating loss carry-forwards that would be recognized at such time as IFT demonstrates the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting primarily from the net operating loss carry-forwards has been fully reserved with a valuation allowance.

Net Earnings
Net earnings was a loss of $5,329,747 for the twelve months ended December 31, 2005, as compared to a net loss of $4,518,936 for the twelve months ended December 31, 2004, representing a decrease in net earnings of $810,811, or 18%, continuing the adverse earnings trend from the prior period. This negative earnings trend is expected to continue until IFT achieves sustained levels of product sales. An increasing, sustained product sales revenue trend is expected to develop after the first quarter of 2006. Net earnings per share of common stock were $(.07) for the twelve months ended December 31, 2005, as compared to net earnings per common share of $(.06) for the twelve months ended December 31, 2004. The decrease in earnings per share was caused primarily by an increase in SG&A expenses discussed above for the twelve months ended December 31, 2005 compared to the same 2004 period.
Comparison of the Twelve Months ended December 31, 2004 and the Twelve Months Ended December 31, 2003
Operating Expenses
Total operating expenses were $4,542,758 for the twelve months ended December 31, 2004, as compared to operating expenses of $2,817,739 for the twelve months ended December 31, 2003, representing an increase of $1,725,019, or 61%, from the prior period. The significant variance between the 2004 compared to the 2003 period for the operating expense categories is discussed below.
Selling, General and Administrative Expense
SG&A expense was $4,120,469 for the twelve months ended December 31, 2004, as compared to $2,405,570 for the twelve months ended December 31, 2003, representing an increase of $1,714,899, or 71% from the prior period. SG&A expense for the twelve months ended December 31, 2004 was higher primarily due to increased stock option expense (explained below), partially offset by reduced legal expenses of approximately $400,000 caused primarily by one-time legal settlement expenses incurred in 2003.
Stock option expense was $2,143,395 for the twelve months ended December 31, 2004, as compared to $33,279 for the twelve-month period ended December 31, 2003, representing an increase of $2,110,116. This increase is primarily due to $1,626,700 recognized on options accounted for under variable accounting due to an increased stock price and the expense recognition ($516,000) of the issuance of stock options in lieu of cash compensation for new consultants contracted in 2004.
Depreciation and Amortization Expense
Depreciation and amortization expense was $405,869 for the twelve months ended December 31, 2004, remaining fairly consistent to the twelve months ended December 31, 2003. No increase in depreciable assets occurred during the twelve months ended December 31, 2004.

Interest Expense
Interest expense was $0 for the twelve months ended December 31, 2004 and 2003, respectively. IFT had no long or short-term debt during 2004. In December 2003, as a result of a litigation settlement, IFT was released from its obligation regarding notes payable in the amount of $162,500, accrued interest relating to the notes of $27,500 and interest expense of $8,900. The write-off of the notes and interest were recognized as other income.
Provision for Income Taxes
IFT has operated at a net loss since inception and has not recorded or paid any income taxes. IFT has a significant net operating loss carry-forwards that would be recognized at such time as IFT demonstrates the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting primarily from the net operating loss carry-forwards has been fully reserved with a valuation allowance.
Net Earnings
Net earnings was a loss of $4,518,936 for the twelve months ended December 31, 2004, as compared to a net loss of $2,618,718 for the twelve months ended December 31, 2003, representing a net earnings decrease of $1,900,218, or 73%, from the prior period. Net earnings per share of common stock was $(.06) for the twelve months ended December 31, 2004 as compared to net earnings per common share of $.(04) for the twelve months ended December 31, 2003. The decrease in earnings per share was primarily caused by an increase in stock option expense, as explained above, for the twelve months ended December 31, 2004.
New Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share–Based Payment (“SFAS 123R”), which revised and replaced SFAS No. 123, Accounting for Stock-Based Payment (“SFAS 123”) and superceded Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R is effective for public companies at the beginning of the first annual reporting period that begins after June 15, 2005. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in IFT’s statements of operations.
SFAS 123R permits public companies to adopt its requirements using one of two methods. The first adoption method is a “modified prospective” method in which compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The second adoption method is a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (i) all prior periods presented or (ii) prior interim periods in the year of adoption.
IFT will elect the modified prospective method and will not restate prior year amounts. As permitted by SFAS 123, IFT currently accounts for share-based payments to employees under APB 25 using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on IFT’s results of operations, although it will have no impact on IFT’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had IFT adopted SFAS 123R in prior years, the impact of that adoption would have approximated the impact of SFAS 123, as described in the disclosure of pro forma net earnings and pro forma earnings per share.
In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143 (“FIN 43”. A conditional asset retirement obligation refers to a legal obligation to retire assets where the timing and/or method of settlement are conditioned on future events. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of FIN 47, which became effective December 31, 2005 for calendar-year entities, did not have a material impact on IFT’s financial position, results of operations or cash flows.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. IFT does not believe adoption of SFAS 154 will have a material impact on its financial position, results of operations or cash flows.
In November 2005, the FASB issued Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”). FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outlined in EITF issue 03-01, The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments. The accounting requirements of FSP 115-1 are effective on January 1, 2006 and will not have a material impact on IFT’s financial position, results of operations or cash flows.
Critical Accounting Policies and Estimates
Valuation of long-lived intangible assets.
IFT assesses the impairment of identifiable long-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of the intangible asset overstates its continuing worth to IFT and may not be recoverable. Factors IFT considers important, which could trigger an impairment review, include the following:
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
As of December 31, 2005, after a review of the intangible asset account balances applied to the valuation criteria above, there has been no impairment of the long-lived intangible assets recorded in the accounts of IFT.

Valuation of goodwill.
IFT tests goodwill for impairment at least annually in the fourth quarter. IFT will also review goodwill for impairment throughout the year if any events or changes in circumstances indicate the carrying value may not be recoverable (such triggers for impairment review are described above in the section Valuation of Long-lived intangible Assets).
To test impairment, IFT uses the market approach to determine the fair value of the Company. Following this approach, the fair value of the business exceeded the carrying value of the business as of December 31, 2005. As a result, no impairment of goodwill was recorded.
Deferred income taxes.
Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2005, IFT’s deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.
Liquidity and Capital Resources
A critical component of IFT’s operating plan affecting its ability to execute the product commercialization process is the cash resources needed to pursue IFT’s marketing and sales objectives. Until IFT is able to generate positive and sustainable operating cash flow, its ability to attract additional capital resources is critical to funding its operations.
These concerns were significantly mitigated after the successful conclusion of a sale of equity during the second and third quarters of 2005. During 2005, IFT raised approximately $7,000,000 in cash from the issuance of restricted common stock in private placements.
While IFT cannot make any assurance as to the accuracy of our projections of future capital needs, IFT believes that, as a result of these successful sales of equity, IFT has adequate cash balances to fund operations through at least the 2006 fiscal year.
During 2005, IFT did not make significant investments in property and equipment and does not anticipate doing so in the immediate future. In addition, a significant portion of IFT’s operating loss relates to non-cash charges such as depreciation, amortization and stock option expense.
Net cash flow from operations was ($2,503,949) for the twelve months ended December 31, 2005, as compared to ($1,928,679) for the twelve months ended December 31, 2004. The increase in cash used in operations during 2005 is primarily due to an increase in net loss caused by increased SG&A expense, partially offset by an increase in accounts payable, compared to the 2004 period.
Cash used in investing activities was $2,487,793 for the twelve months ended December 31, 2005, as compared to $0 for the twelve months ended December 31, 2004. This decrease in investing cash flow was primarily due to the purchase of short-term investments during the fourth quarter of 2005, in conjunction with the implementation of IFT’s cash management program.
Cash provided by financing activities was $7,843,479 for the twelve months ended December 31, 2005, as compared to $2,100,000 for the twelve months ended December 31, 2004. This increase in financing cash flow was due to the issuance of restricted common stock to accredited investors and proceeds received from the exercise of stock options.
Net cash increased by $2,851,737 for the twelve months ended December 31, 2005, as compared to an increase in net cash of $171,321 for the twelve months ended December 31, 2004.
Working capital at December 31, 2005 was $5,423,059, as compared to $256,750 at December 31, 2004. This increase is primarily attributable to cash received as proceeds from increased equity sales during 2005, partially offset by operating requirements.
Cash used in operating activities was $1,928,679 for the twelve months ended December 31, 2004, as compared to cash used in operating activities of $2,153,948 for the twelve months ended December 31, 2003. Cash used in operations for the twelve months ended December 31, 2004 decreased by $225,269. The net decrease was primarily attributable to a decrease in cash paid for litigation expenses, offset by an increase in cash paid for payroll expenses. Cash used in investing activities was $0 for the twelve months ended December 31, 2004, as compared to $740 provided by investing activities for the twelve months ended December 31, 2003. Cash provided by financing activities was $2,100,000 for the tweleve months ended December 31, 2004, as compared to $2,499,980 provided by financing activities for the twelve months ended December 31, 2003. In both periods, cash was provided primarily by the issuance of stock. Net cash increased by $171,321 for the twelve months ended December 31, 2004, as compared to net cash increasing by $345,292 for the twelve months ended December 31, 2003. The decrease from the prior year was primarily a result of the timing from the sale of common stock.
Effective October 27, 1999, IFT merged with and into Blencathia Acquisition Corporation (“Blencathia”). Blencathia had 300,000 shares outstanding at the time of merger, which it redeemed and canceled. In exchange for 300,000 shares of Blencathia’s common stock, IFT issued Blencathia 300,000 shares of its restricted common stock. Pursuant to the terms of the merger, these shares of restricted common stock are expected to be sold in an amount sufficient to provide the former shareholders of Blencathia with proceeds of $500,000. Pursuant to the merger agreement, IFT is obligated to issue additional shares to the former Blencathia shareholders to the extent the gross proceeds from the sale of this stock are less than $500,000.
On May 8, 2000, IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement. The 300,000 shares of common stock are included in the statement of stockholders’ deficit for the twelve months ended December 31, 2005, 2004, and 2003 but are not included in earnings per share and weighted average share calculations for those periods. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT’s approval. If the shares are sold and $500,000 is not generated, additional shares may need to be issued to the shareholders of Blencathia. Based on IFT’s December 31, 2005 per share market price of $1.97, no additional shares would need to be issued to generate the $500,000 in proceeds.
Off-Balance Sheet Arrangements
At December 31, 2005, IFT did not have any off-balance sheet financing arrangements. IFT does not expect to engage in any significant off-balance sheet financing arrangements in the near future.
Contractual Obligations

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$63,637	$54,151	$9,486	$2,371	—

Total contractual obligations	$63,637	$54,151	$9,486	$2,371	—

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 8. Financial Statements and Supplementary Data
Financial statements specified by this Item, together with the report herein of BDO Seidman, LLP, are presented following Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
IFT’s management has evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of IFT’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2005. Based on this evaluation, the principal executive officer and principal financial officer concluded that IFT’s disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2005.

There were no changes in IFT’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, IFT’s internal control over financial reporting.
Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant
The following are the names of IFT’s current directors and executive officers, their present positions with IFT and biographical information.

			Dates in position(s)
Name	Age	Position(s) and offices held with IFT	or office

Jonathan R. Burst	47	Chief Executive Officer,	1999 — Present
		Director, Chairman	2000 — Present
Rex Carr	78	Director	2002 — Present
Tony Cross	57	Director	2002 — 2006
Harry F. Demetriou	61	Director	2000 — Present
Gary Kirk	43	Director, Director of Sales and Marketing *	2003 — Present
David B. Norris	57	Director	2000 — Present
Charles Stride	64	Director	2005 — Present
Gary S. Hirstein	52	Executive Vice President,	2005 — Present
		Chief Financial Officer, Corporate Secretary

*	This is a non-executive officer position.
All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, IFT’s Articles of Incorporation provide for not less than one nor more than nine directors. Currently, IFT has six directors. IFT by-laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

Background of Directors and Executive Officers:

JONATHAN R. BURST has served as IFT’s Chief Executive Officer since July 1999, and as the President of the Company from July 1999 to February 2000 and January 2002 to April 2005. Mr. Burst has also served as a Director of the Company since February 2000 and Chairman of the Board since 2000. Mr. Burst founded Burcor International in 1998 and has served as President since its inception. Mr. Burst received his B.A. degree in Economics from the University of Missouri in 1981.

REX CARR has served as a Director of IFT since August 2002. Mr. Carr has been the managing partner of the Rex Carr Law Firm, a law firm with offices in East St. Louis, Illinois, St. Louis, Missouri and Belleville, Illinois, since 2004. Until 2003, Mr. Carr was the senior partner of a 36-person law firm, Carr, Korein, and Tillery, with offices in Missouri and Illinois, for more than five years. He is admitted to practice in the United States Supreme Court and the Illinois and Missouri Supreme Courts.

TONY CROSS has served as a Director of IFT since October 2002. Mr. Cross is a graduate Chemical Engineer from the University of Sheffield, UK. In 1996, Mr. Cross was named Managing Director of Repsol, a Spanish oil company, overseeing the divestiture of Carless Refining @ Marketing Ltd. as part of Repsol’s divestment program in 2000. Mr. Cross resigned as a director on February 9, 2006.

HARRY DEMETRIOU has served as a Director of IFT since February 2000. Mr. Demetriou is currently the Chairman for Observor Acceptances, Ltd., an investment company. Mr. Demetriou was active in the shipping industry as an owner of bulk carriers for over 25 years. He has been retired from active management in the shipping industry since 1999.

GARY KIRK has served as a Director of IFT since November 2003. Mr. Kirk has served as the Company’s Director of Sales and Marketing since January 1, 2003. Mr. Kirk has extensive experience (1980 to 2003) in the petroleum industry, all with Petrochem Carless Ltd., a United Kingdom-based refiner and marketer of petroleum products. Mr. Kirk spent his first eight years as a research chemist and the remainder in Petrochem Carless’ marketing department. From 1988 to 2003, Mr. Kirk reported directly to the President of Petrochem Carless as the Marketing Manager for Performance Fuels, covering accounts in Europe and the rest of the world.

DAVID B. NORRIS has served as a Director of IFT since April 1999. Mr. Norris founded and owns Addicks Services, Inc., a construction company, and has served as its President since 1983.

CHARLES STRIDE has served as a Director of IFT since November 2005. Mr. Stride is currently the President of one of the Company’s distributors, Fuel Technologies Ltd. (FTL), formed for the purpose of marketing and distributing IFT additives in South Africa, Europe and other selected countries. During 2003, Mr. Stride was appointed by the World Bank, advising and assisting the Swaziland Ministry of Finance. In 2003, Mr. Stride was also appointed consultant to the Economic Development Agency of the Industrial Development Corporation (IDC) of South Africa. Mr. Stride continues to serve in this consulting role with the IDC. Mr. Stride was a founding board member of the state-owned Export Credit Insurance Corporation of South Africa, retiring during 2005. Mr. Stride has served as financial advisor to numerous private corporations, has extensive experience in the international hedge fund and private equity fund industries (1994-2005) and is on the boards of several funds. Mr. Stride qualified as a Chartered Accountant in 1963, having studied at the University of Witwatersrand.

GARY S. HIRSTEIN has served as IFT’s Executive Vice President and Chief Financial Officer since April 2005. Mr. Hirstein has also served as IFT’s Corporate Secretary since September 2005. Prior to coming to IFT, Mr. Hirstein was employed by Shell Oil Company for

27 years serving in various accounting, finance and operating roles of increasing responsibility, most recently as Manager-Portfolio and Network Planning. Mr. Hirstein holds a B.S. degree in Economics from MacMurray College and has accumulated credit hours towards a M.S. degree in Finance from St. Louis University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires IFT’s executive officers and Directors, and persons who beneficially own more than ten percent of IFT’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, Directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish IFT with copies of all Section 16(a) forms they file. To IFT’s knowledge, one report was not filed timely in 2005. Mr. Stride became a director of IFT on November 1, 2005. Mr. Stride filed his initial ownership on Form 3 on February 28, 2006, outside of the filing time under SEC regulations.

Code of Business Conduct and Ethics

IFT has adopted a Code of Business Conduct and Ethics that applies to the Chief Executive Officer, the Chief Financial Officer, senior financial officers and employees with financial reporting responsibilities. A copy will be provided at no charge. Requests can be sent to International Fuel Technology, Inc., 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105, attention Gary S. Hirstein.

Audit Committee Financial Expert

IFT has a separately designated audit committee. The current members of the Audit Committee are Harry Demetriou and David B. Norris.

The Board of Directors has determined that David B. Norris, an independent member of the Board, satisfies all of the criteria to be an audit committee “financial expert” as defined in Item 401(h) of Regulation S-K.
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

Summary Compensation Table

		Annual compensation			Long-term compensation
				Other
Name and				annual
principal				compen-	Securities underlying
position	Year	Salary	Bonus	sation [1]	options/ SARs

Jonathan R. Burst,	2005	$250,000	$0	$0	0
CEO	2004	$250,000	$0	$0	1,500,000 [2]
	2003	$250,000	$0	$0	0

Gary S. Hirstein,	2005	$124,519	$0	$41,622 [3]	1,375,099 [4]
Executive V.P., CFO and Corporate Secretary	2004	N/A	N/A	N/A	N/A
	2003	N/A	N/A	N/A	N/A

1)	Perquisites and other personal benefits are omitted because they do not exceed either $50,000 or 10% of the total of annual salary and bonus for the named executive officer.

2)	On July 6, 2004, the Board granted Mr. Burst an option to purchase up to 750,000 shares of IFT common stock at a purchase price of $1.00 per share. This option was fully vested at grant. On December 23, 2004, the Board granted Mr. Burst an option to purchase 750,000 shares of common stock at a per share purchase price of $2.00. This option becomes exercisable on December 31, 2005. These options were granted pursuant to the Long Term Incentive Plan. Pursuant to an Employment Agreement dated January 2, 2002, Mr. Burst received an option to purchase 750,000 shares of IFT common stock at a purchase price of $.14 per share. 250,000 of these options vested December 31, 2002 and the remaining 500,000 options vested December 31, 2004.

3)	Includes $21,341 of lodging relating expenses, $17,232 for traveling expenses and $3,049 for meals and entertainment.

4)	On April 4, 2005, the Board granted Mr. Hirstein an option to purchase up to 1,375,099 shares of common stock at a purchase price of $2.23 per share. These options become exercisable in the following manner: 458,367 on April 3, 2006; 458,366 on April 3, 2007; and 458,366 on April 3, 2008. These options were granted pursuant to the Long Term Incentive Plan.
Option Grants

The following table provides information with respect to the stock option grants made during IFT’s 2005 fiscal year to each named executive officer. No stock appreciation rights were granted to the named executive officers during the fiscal year.

OPTION/SAR GRANTS IN 2005

	Number of	Percent of total			Potential realizable value
	securities	options			at assumed annual rates
	underlying	granted to	Exercise		of stock price appreciation
	options	employees	price	Expiration	for option term (1)
Name	granted	in FY	($/share)	date	5%	10%
Jonathan R. Burst	—	—	N/A	N/A	N/A	N/A

Gary S. Hirstein	1,375,099	44.23%	$2.23	12/31/2009	$799,762	$1,755,828

(1)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on arbitrarily assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options are granted to their expiration date, as required under the rules of the SEC. Actual gains, if any, on stock option exercises will be dependent on, among other things, the future performance of the common stock and overall market conditions. There can be no assurance that the amounts reflected above will be achieved.
Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-end Option/SAR Values

The following table provides information on the value of each named executive officer’s unexercised options at December 31, 2005. Neither Mr. Burst nor Mr. Hirstein exercised any options during 2005.

	Number of securities		Value of unexercised
	underlying options/SARs		in-the-money options/SARs
	at fiscal year-end (#)		at fiscal year-end ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Jonathan R. Burst	6,750,000	—	$11,820,000	$—

Gary S. Hirstein	—	1,375,099	$—	$—
Executive Officer Employment Agreements

In January 2002, IFT entered into an employment agreement with Mr. Burst to serve as IFT’s Chief Executive Officer with an initial annual base salary of $250,000, options to purchase 750,000 shares of IFT common stock, and a bonus award as deemed appropriate by the Board. The initial three-year agreement expired on December 31, 2004. Mr. Burst continues to serve as IFT’s Chief Executive Officer under the terms of his past agreement. IFT may terminate Mr. Burst’s employment with or without cause, as such terms are defined in the agreement. Mr. Burst may elect to terminate his employment with good cause, as defined by his agreement.

In April 2005, IFT entered into an employment agreement with Mr. Hirstein to serve as Executive Vice President and Chief Financial Officer with an annual base salary of $175,000 and options to purchase 1,375,099 shares of IFT stock. The three-year agreement expires April 4, 2008.

Compensation of Directors

During the 2005 fiscal year, directors did not receive any cash compensation for their services as members of the Board, although they are reimbursed for certain expenses incurred in connection with attendance at Board and committee meetings.

Each non-employee and employee director is entitled to an annual award of 10,000 restricted shares or options of IFT’s common stock for membership on the Board. In addition, each Board member is entitled to receive 1,000 shares of restricted stock or options for every three telephonic Board meetings attended. Although the directors were entitled to such compensation, between 2000 and 2004, IFT did not issue any common shares or options to directors for service on the Board. In order to properly compensate Directors for their service between 2000 and 2004, IFT expensed the issuance of stock options or restricted stock to each director, other than Mr. Cross, during the fourth quarter of 2005. In March 2005, Mr. Cross received 33,000 shares of restricted common stock as compensation for his service on the Board and attendance at Board meetings through 2004. During the fourth quarter of 2005, IFT also recorded board of director compensation for 2005 services. No expense was recorded for stock options granted for 2005 Board services as they were granted at the common stock market price on December 30, 2005. During the fourth quarter of 2005, 209,000 options to purchase common stock shares and 77,000 restricted common stock shares were granted to Directors for services provided 2000 through 2005. All restricted shares or options of IFT’s stock for past Board services were granted in 2005 and will be issued in the first quarter of 2006. The amounts of the respective issuances correspond to the grants that the respective directors should have received for their service as directors between 2000 and 2005. IFT did not grant any share appreciation rights during 2005.

Board members are also eligible to receive discretionary grants of common stock under the Consultant and Employee Stock Compensation Plan and grants of stock options, stock appreciation rights and restricted stock pursuant to the 2001 Long Term Incentive Plan. IFT did not make discretionary equity grants to any directors in their capacity as directors during the fiscal year ended December 31, 2005.

Compensation Committee Interlocks and Insider Participation

From January 2005 until November 2005, IFT’s Compensation Committee was composed of Messrs. Carr, Demetriou and Norris. From November 2005 until December 2005, Messrs. Cross, Demetriou and Norris served as members of the Compensation Committee. Currently, Messrs. Demetriou and Norris serve as members of the Compensation Committee. None of the Compensation Committee members has ever served as an officer of IFT or of any of its subsidiaries. No executive officer of IFT has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of IFT’s Board or its Compensation Committee during the 2005 fiscal year.

Joint Report of the Board Of Directors and the Compensation Committee on Executive Compensation

Introduction

IFT’s executive compensation policies and practices are recommended to the Board by the Compensation Committee of the Board and approved by the Board.

Philosophy

The Compensation Committee has recommended to the Board, and the Board has implemented, compensation policies, plans and programs that seek to enhance stockholder value by aligning the financial interests of the executive officers with those of its stockholders. Annual base salaries are generally set at market-based competitive median levels. IFT relies heavily on annual incentive, including equity, compensation to attract, retain, motivate and reward executive officers. The Compensation Committee and the Board believe that the Chief Executive Officer’s equity incentives should be above the median for chief executive officers of similar companies. Incentive compensation is variable and tied to corporate and individual performance. The policies are designed to provide an incentive to management to grow revenues, provide quality returns on investment, enhance stockholder value and contribute to the long-term growth of IFT. All incentive compensation policies are reviewed at least annually to ensure they meet the current strategies and needs of IFT.

Compensation Plans

IFT’s executive compensation is based on three components, each of which is intended to support the overall compensation philosophy: base salary, annual bonus and equity incentives.

Base Salary

Salaries for executive officers are reviewed by the Compensation Committee on an annual basis. Based on the recommendation of the Compensation Committee, the Board may change an officer’s salary based on the individual’s performance or a change in competitive pay levels in the marketplace.

Based on the recommendations of the Compensation Committee, the Board reviews with the Chief Executive Officer an annual salary plan for IFT’s executive officers other than the Chief Executive Officer. The salary plan is modified as deemed appropriate and approved by the Compensation Committee and the Board. The annual salary plan for executive officers other than the Chief Executive Officer is developed by IFT’s Chief Executive Officer based on publicly available information on organizations with similar characteristics and on performance judgments as to the past and expected future contributions of the individual executive. The Compensation Committee reviews and recommends to the Board, and the Board establishes, the base salary of the Chief Executive Officer based on similar competitive compensation data, the Compensation Committee’s and the Board’s assessments of his or her past performance and the expectation as to his or her future contributions in directing the long-term success of IFT.

Annual Bonus

The Compensation Committee and the Board believe that a substantial portion of an executive officer’s annual compensation should be in the form of a bonus. The bonus awarded, if any, is determined by the Board, based on the recommendations of the Compensation Committee, with reference to achievement of certain corporate financial performance goals and the executive’s individual contribution.

No executive officer received a bonus for the 2005 fiscal year, as IFT did not meet its financial performance goals.

Equity Incentives

Long-term equity incentives are provided through the grants of restricted stock or by issuing stock options to executive officers, including the Chief Executive Officer. The stock component of compensation is intended to retain and motivate employees to improve long-term stockholder value. The restricted stock awards and options are typically granted at no less than fair market value and have increased value only if IFT’s stock price increases. The Compensation Committee and the Board believe this element of the total compensation program directly links the participant’s interests with those of the stockholders and the long-term performance of IFT.

The Compensation Committee and the Board believe that the executive compensation philosophy and components described above provide compensation that is competitive with comparable emerging companies, links executives’ and stockholders’ interests and provides the basis for IFT to attract and retain qualified executives. The Compensation Committee and the Board will continue to monitor the relationship among executive compensation, IFT’s performance and stockholder value.

Consultant and Employee Stock Compensation Plan

Executive officers of IFT, including the Chief Executive Officer, are eligible to participate in, and receive awards of common stock under IFT’s Consultant and Employee Stock Compensation Plan. There were no stock grants made during the 2005 fiscal year pursuant to the plan.

Long Term Incentive Plan

Executive officers, including the Chief Executive Officer, are eligible to participate in and receive equity awards under this plan. The plan provides for the grant of stock options, stock appreciation rights, performance awards and restricted stock. Mr. Burst and Mr. Hirstein received awards pursuant to the Long Term Incentive Plan during 2005. Such awards are described below.

CEO Compensation

During the fiscal year ended December 31, 2005, Mr. Burst’s base salary was $250,000, which has remained in effect for the 2005 fiscal year. For the fiscal year ended December 31, 2005, the Board did not award Mr. Burst an annual bonus. The Compensation Committee and the Board believe that this was appropriate in light of IFT’s financial results for the fiscal year.

Mr. Burst is also entitled to receive restricted shares or options of IFT’s common stock for his service on the Board. As a Director, Mr. Burst is entitled to an annual award of 10,000 restricted shares or options of IFT’s common stock for membership on the Board. In addition, each Board member, including Mr. Burst, is entitled to receive 1,000 shares of restricted stock or options for every three telephonic Board meetings attended. Mr. Burst will receive 77,000 common shares in the first quarter of 2006 for Board services provided between 2000 & 2005.

Deductibility of Compensation

Section 162(m) of the Internal Revenue Code denies a deduction for compensation in excess of $1 million paid to certain executive officers, unless certain performance, disclosure, and stockholder approval requirements are met. Restricted stock grants under IFT’s Employee and Consultant Stock Compensation Plan are intended to qualify as “performance-based” compensation not subject to the Section 162(m) deduction limitation.

Performance Graph

The performance graph below and the information contained therein shall not be deemed to be “soliciting material” or to be “filed” with the SEC, or incorporated by reference into any future filing with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that IFT specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

	12/31/1999	12/31/2000	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005
International Fuel Technology, Inc.	$100.00	$7.78	$10.76	$2.29	$8.92	$43.94	$45.08
Russell 2000 Index	$100.00	$95.80	$96.78	$75.90	$110.33	$129.09	$133.38
S&P 600 Small Cap Index	$100.00	$111.02	$117.39	$99.41	$136.72	$166.24	$177.29
The above graph compares the performance of IFT’s stock from December 1999 through December 31, 2005, against the performance of the Russell 2000 Index and the S&P 600 Small Cap Index for the same period. Historical stock price performance is not necessarily indicative of future stock price performance. The graph assumes an investment of $100 on December 31, 1999 in IFT’s common stock (at the last reported sale price on such date), the Russell 2000 Index and the S&P 600 Small Cap Index and assumes the reinvestment of any dividends.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the ownership of IFT’s common stock as of January 31, 2006 by (i) each person known by IFT to own beneficially more than five percent of IFT’s common stock; (ii) each director of IFT; (iii) each executive officer named in the Summary Compensation Table (see “Executive Compensation”); and (iv) all Directors and executive officers of IFT as a group.

	Amount of beneficial	Percent of
Name of beneficial owner	ownership [1]	common stock
Jonathan R. Burst [2]	9,702,000	10.61%
David B. Norris [3]	1,162,562	1.37%
Harry F. Demetriou [4]	5,566,000	6.56%
Torny Cross [5]	294,000	*
Gary Kirk [6]	2,033,000	2.34%
Rex Carr [7]	20,294,355	23.94%
Charles Stride [8]	43,750	*
Gary Hirstein [9]	—	*

All Directors and executive officers as a group (8 persons) [10]	39,095,667	41.62%

Dion Friedland [11]	7,701,915	8.70%

*	Represents less than 1% of outstanding shares of common stock.

[1]	This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, IFT believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise indicated, the principal address of each of the stockholders named in this table is: c/o International Fuel Technology, Inc., 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105. The number of shares beneficially owned includes shares of common stock that the owner or owners had the right to acquire on or within 60 days of January 31, 2006, including through the exercise of options or warrants. Also included are restricted shares of common stock, over which the owner or owners have voting power, but no investment power.

[2]	Includes 50,000 restricted shares of common stock owned by Burcor Capital, LLC, of which Mr. Burst is an executive officer. Mr. Burst is deemed to be the beneficial owner of such shares. It also includes 6,750,000 of vested options.

[3]	Includes 66,000 shares issuable upon exercise of options.

[4]	Includes 5,500,000 shares of restricted common stock owned by Observor Acceptances, Ltd. of which Mr. Demetriou is the sole owner. Mr. Demetriou is deemed to be the beneficial owner of such shares. Amount also includes 66,000 shares issuable upon exercise of options.

[5]	Includes 250,000 shares issuable upon exercise of options. Mr. Cross resigned from IFT’s Board on February 9, 2006.

[6]	Includes 2,033,000 shares issuable upon exercise of options.

[7]	Includes 14,250,286 shares of restricted common stock owned by R.C. Holding Company, of which Mr. Carr is a Director, President and 41% stockholder. Mr. Carr is deemed to be the beneficial owner of these shares. Also includes 860,100 shares of common stock and 5,139,969 shares of restricted common stock owned by Mr. Carr. Amount also includes 44,000 shares issuable upon exercise of options.

[8]	Includes 8,750 shares issuable upon exercise of warrants.

[9]	Mr. Hirstein’s employment agreement provides for an option to purchase up to 1,375,099 shares of common stock at a purchase price of

$2.23 per share. These options become exercisable in the following manner: 458,367 on April 3, 2006; 458,366 on April 3, 2007; and 458,366 on April 3, 2006; 458,366 on April 3, 2007; and 458,366 on April 3, 2008. These options were granted pursuant to the Long Term Incentive Plan.

[10]	Includes 9,209,000 shares issuable upon exercise of options and 8,750 shares issuable upon exercise of warrants.

[11]	Includes 541,655 shares of common stock, 3,328,208 shares of restricted common stock, 3,000,000 shares issuable upon exercise of options and 832,052 shares issuable upon exercise of warrants owned by Magnum Growth, Magnum Select, FT Marketing, Ltd. and Giant Trading of which Mr. Friedland is a Director and/or President. Mr. Friedland is deemed to be the beneficial owner of these shares. Mr. Friedland is Chairman of Fuel Technologies Ltd. (FTL), one of IFT’s distributors.
Securities Authorized for Issuance Under Equity Compensation Plans

			Number of securities
			remaining available for
			future issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon	exercise price of	plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in column
Plan category	warrants and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	11,600,599	$0.99	5,899,401
Equity compensation plans not approved by security holders (2)	12,876,993	$1.16	—
Total	24,477,592		5,899,401

(1)	Includes IFT’s Long Term Incentive Plan
(2)	See financial statement footnote 9
Item 13. Certain Relationships and Related Transactions
During 2005, IFT sold shares to Directors of the Company as follows:

Director	# of Shares		Proceeds
Charles Stride	35,000	(1)	$59,480
Rex Carr	357,397		$500,000

(1)	With the option to purchase up to an additional 8,750 attachable warrants.
On November 1, 2005 Charles Stride was appointed to the Board of Directors of IFT. Mr. Stride is currently the President of one of IFT’s distributors, Fuel Technologies Ltd. (FTL),

formed for the purpose of marketing and distributing IFT additives in South Africa, Europe and other selected countries.

Mr. Dion Friedland is Chairman of Fuel Technologies Ltd., and is listed on the beneficial ownership of common stock table.
Item 14. Principal Accountant Fees and Services
IFT’s Board of Directors, based on the recommendation of the Audit Committee, selected BDO Seidman, LLP, Chicago, Illinois to audit the financial statements of IFT for the year ending December 31, 2005 and recommended that stockholders ratify such selection.
Services Provided by IFT’s Registered Independent Public Accountants
BDO Seidman, LLP served as IFT’s registered independent public accountants for the fiscal year ending December 31, 2005, and acted in such capacity for the fiscal years ended December 31, 2004 and 2003. Aggregate fees for professional services rendered for the Company by BDO Seidman, LLP for the fiscal years ended December 31, 2005 and 2004 were as follows:

	Fiscal year ended	Fiscal year ended
	December 31, 2005	December 31, 2004
Audit fees	$65,000	$66,800
Audit-related fees	—	—
Tax fees	—	—
All other fees	—

	$65,000	$66,800
Audit Fees

Audit fees were for professional services rendered for the audits of IFT’s financial statements and for the review of financial statements included in IFT’s quarterly reports on Form 10-Q for the quarterly periods during the 2005 and 2004 fiscal years.

Audit-related Fees

During the 2005 and 2004 fiscal years, BDO Seidman, LLP did not provide any assurance and related services that are reasonably related to the performance of the audit or review of IFT’s financial statements that are not reported under the caption “Audit Fees” above. Therefore, there were no audit-related fees billed or paid during those fiscal years.

Tax Fees

As BDO Seidman, LLP did not provide any services to IFT for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2005 and 2004, no tax fees were billed or paid during those fiscal years.

All Other Fees

BDO Seidman, LLP did not provide any products and services not disclosed in the table above during the 2005 and 2004 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

Audit Committee Pre-approval Policies and Procedures

The Audit Committee has certain policies and procedures in place requiring the pre-approval of audit and non-audit services to be performed by IFT’s independent public accountants. Such pre-approval can be given as part of the Audit Committee’s approval of the scope of the engagement of the independent public accountants or on an individual basis. The approved non-audit services must be disclosed in IFT’s periodic reports filed with the SEC. The Audit Committee can delegate the pre-approval of non-auditing services to one or more of its members, but the decision must be presented to the full Audit Committee at the next scheduled meeting. The charter prohibits IFT from retaining our independent registered public accounting firm to perform specified non-audit functions, including (i) bookkeeping, financial information systems design and implementation; (ii) appraisal or valuation services, fairness opinions, or contribution-in-kind reports; (iii) actuarial services; and (iv) internal audit outsourcing services. All work performed by BDO Seidman, LLP for IFT in 2005 was pre-approved by the Audit Committee.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report
1. Financial statements
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
3. Exhibits
The following exhibits are filed as part of the report or are incorporated by reference:
EXHIBITS
2.1 Agreement and Plan of Merger between Blencathia Acquisition Corporation and International Fuel Technology, Inc. (Filed as Exhibit 2.1 to the registrant’s annual report on Form 10-K filed on May 10, 2000 and incorporated herein by reference).
3.1 Certificate of Incorporation of International Fuel Technology, Inc. and all amendments. (Filed as Exhibit 3.1 to the registrant’s annual report on Form 10-K filed on May 10, 2000 and incorporated herein by reference).

3.2 By-laws of International Fuel Technology, Inc. (Filed as Exhibit 3.2 to the registrant’s annual report on Form 10-K filed on May 10, 2000 and incorporated herein by reference).
10.1 Consultant and Employee Stock Option Plan (Filed as Exhibit 10 to the registrant’s S-8 filing dated February 7, 2001 and incorporated herein by reference).
10.2 Long Term Incentive Plan
10.3 Jonathan R. Burst employment agreement (Filed as Exhibit 10.3 to the registrant’s annual report on Form 10-K filed on May 10, 2000 and incorporated herein by reference).
10.4 Jayne A. Winfrey employment agreement (Filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on April 7, 2005 and incorporated herein by reference).
10.5 Gary S. Hirstein employment agreement (Filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on April 7, 2005 and incorporated herein by reference).
14 Code of Business Conduct and Ethics
21 Subsidiaries
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
(b)	The exhibits filed with this annual report are listed under Item 15(a)(3), immediately above.

(c)	None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INTERNATIONAL FUEL TECHNOLOGY, INC. (Registrant)

By:	/s/ Jonathan R. Burst	Date	March 14, 2006

Jonathan R. Burst
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jonathan R. Burst	Date	March 14, 2006

Jonathan R. Burst
Chairman of the Board and Chief Executive Officer (Principal executive officer)

By:	/s/ Gary S. Hirstein	Date	March 14, 2006

Gary S. Hirstein
Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal financial and accounting officer)

By:	/s/ Rex Carr	Date	March 14, 2006

Rex Carr
Director

By:	/s/ Harry Demetriou	Date	March 14, 2006

Harry Demetriou
Director

By:	/s/ Gary Kirk	Date	March 14, 2006

Gary Kirk
Director

By	/s/ David B. Norris	Date	March 14, 2006

David B. Norris
Director

By:	/s/ Charles Stride	Date	March 14, 2006

Charles Stride
Director

INTERNATIONAL FUEL TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
International Fuel Technology, Inc.
St. Louis, Missouri
We have audited the accompanying balance sheets of International Fuel Technology, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Fuel Technology, Inc. at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
BDO SEIDMAN, LLP
Chicago, Illinois
January 24, 2006

INTERNATIONAL FUEL TECHNOLOGY, INC.
BALANCE SHEETS

	December 31,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$3,382,012	$530,275
Short-term investments	2,480,500	—
Accounts receivable	5,451	6,741
Inventory	122,724	87,226
Prepaid expenses	74,280	14,275

Total current assets	6,064,967	638,517

Property and equipment
Machinery and equipment	34,914	27,621
Accumulated depreciation	(27,617)	(25,480)

Total property and equipment	7,297	2,141

Purchased technology, net of accumulated amortization of $1,833,333 and $1,433,333 at December 31, 2005 and 2004, respectively (Note 2)	566,668	966,668
Goodwill (Note 2)	2,211,805	2,211,805

Total assets	$8,850,737	$3,819,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$486,754	$123,972
Accrued compensation (Note 3)	155,154	257,795

Total current liabilities	641,908	381,767

Total liabilities	641,908	381,767

Commitments and contingencies (Notes 3, 5, 6, 7) Stockholders’ equity (Notes 4 and 9)
Common stock, $.01 par value;150,000,000 shares authorized; 84,719,724 and 77,993,754 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	847,198	779,937
Common stock to be issued; 77,000 shares at December 31, 2005	770	—
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	52,796,183	42,763,002
Accumulated deficit	(44,615,399)	(39,285,652)

Total stockholders’ equity	8,208,829	3,437,364

Total liabilities and stockholders’ equity	$8,850,737	$3,819,131

See accompanying Summary of Significant Accounting Policies and Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Revenues	$563,481	$23,822	$9,021

Operating expenses:
Cost of operations (exclusive of depreciation and amortization)	377,391	16,420	5,245
Selling, general and administrative expenses,	5,144,398	4,120,469	2,405,570
including stock option expense of $1,441,580, $2,143,395 and $33,279 for 2005, 2004 and 2003, respectively
Depreciation & amortization	402,137	405,869	406,924

Total operating expenses	5,923,926	4,542,758	2,817,739

Net earnings from operations	(5,360,445)	(4,518,936)	(2,808,718)

Interest income	30,698	—	—
Interest expense	—	—	(8,900)
Extinguishment of liabilities (Note 3)	—	—	198,900

Total other income (expense), net	30,698	—	190,000

Net earnings	$(5,329,747)	$(4,518,936)	$(2,618,718)

Basic and diluted net earnings per common share	$(.07)	$(.06)	$(.04)

Weighted-average common shares outstanding	80,924,325	74,910,974	70,140,774
     See accompanying Summary of Significant Accounting Policies and Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

			Discount
		Common	on	Additional
	Common	Stock	Common	Paid-In	Notes	Accumulated
	Stock Shares	Amount	Stock	Capital	Receivable	Deficit	Total

Balance, December 31, 2002	77,524,689	$775,247	$(819,923)	$37,403,979	$(1,900,000)	$(32,147,998)	$3,311,305

Payments received on notes receivable (Note 4)	—	—	—	—	1,900,000	—	1,900,000
Proceeds from issuance of common stock (Note 4)	2,457,142	24,571	—	575,409	—	—	599,980
Issuances of stock for services (Note 4)	480,000	4,800	—	243,259	—	—	248,059
Expense relating to stock option grants (Note 9)	—	—	—	33,279	—	—	33,279
Cancellation of Interfacial escrow shares (Note 2)	(8,000,002)	(80,000)	—	80,000	—	—	—
Other	—	—	—	70,000	—	—	70,000
Net earnings	—	—	—	—	—	(2,618,718)	(2,618,718)

Balance, December 31, 2003	72,461,829	$724,618	$(819,923)	$38,405,926	$—	$(34,766,716)	$3,543,905

Proceeds from issuance of common stock (Note 4)	5,181,925	51,819	—	2,048,181	—	—	2,100,000
Issuances of stock for services (Note 4)	350,000	3,500	—	130,500	—	—	134,000
Expense relating to stock option grants (Note 9)	—	—	—	2,143,395	—	—	2,143,395
Other	—	—	—	35,000	—	—	35,000
Net earnings	—	—	—	—	—	(4,518,936)	(4,518,936)

Balance, December 31, 2004	77,993,754	$779,937	$(819,923)	$42,763,002	$—	$(39,285,652)	$3,437,364

Proceeds from issuance of common stock and warrants (Note 4)	4,805,376	48,054	—	6,951,925	—	—	6,999,979
Issuance of stock for services (Note 4)	133,000	1,330	—	269,770	—	—	271,100
Stock to be issued/options granted for Directors services (Notes 4 and 9)	77,000	770	—	353,210	—	—	353,980
Issuance of stock for legal settlement (Notes 3 and 4)	69,094	692	—	149,781	—	—	150,473
Proceeds from stock options exercised (Notes 4 and 9)	1,718,500	17,185	—	826,315	—	—	843,500
Expense relating to stock option grants (Note 9)	—	—	—	1,441,580	—	—	1,441,580
Other	—	—	—	40,600	—	—	40,600
Net earnings	—	—	—	—	—	(5,329,747)	(5,329,747)

Balance, December 31, 2005	84,796,724	$847,968	$(819,923)	$52,796,183	$—	$(44,615,399)	$8,208,829

See accompanying Summary of Significant Accounting Policies and Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Cash flows from operating activities
Net earnings	$(5,329,747)	$(4,518,936)	$(2,618,718)
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	402,137	405,869	406,924
Bad debt	6,741	—	—
Non-cash stock compensation	2,066,660	2,277,395	281,338
Extinguishment of liabilities	—	—	(198,900)
Write-off of note receivable	—	—	35,000
Change in assets and liabilities:
Increase in accounts receivable	(5,451)	(641)	(2,762)
Increase in inventory	(35,498)	(24,916)	(55,240)
(Increase)/Decrease in prepaid expense	(60,005)	(1,138)	2,113
(Decrease)/Increase in accounts payable	362,782	(87,681)	65,880
Increase/(Decrease) in accrued expenses	88,432	21,369	(69,583)

Net cash used in operating activities	(2,503,949)	(1,928,679)	(2,153,948)

Cash flows from investing activities
Purchase of short-term investment	(2,480,500)	—	—
Acquisition of machinery and equipment	(7,293)	—	(740)

Net cash used in investing activities	(2,487,793)	—	(740)

Cash flows from financing activities
Proceeds from common stock issued and warrants	6,999,979	2,100,000	2,499,980
Proceeds from common stock options exercised	843,500	—	—

Net cash provided by financing activities	7,843,479	2,100,000	2,499,980

Net increase in cash and cash equivalents	2,851,737	171,321	345,292
Cash and cash equivalents, beginning	530,275	358,954	13,662

Cash and cash equivalents, ending	$3,382,012	$530,275	$358,954

Schedule of non-cash investing and financing activities
Shares issued in payment of legal settlement	$150,473	$—	$—
Other	40,600	35,000	70,000
See accompanying Summary of Significant Accounting Policies and Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies
Nature of Business
International Fuel Technology, Inc., (“IFT”) is a company that was incorporated under the laws of the State of Nevada on April 9, 1996. IFT has developed a family of fuel additive product formulations. These unique fuel blends have been created to improve fuel economy, enhance lubricity (reducing engine wear and tear) and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuels. IFT began transitioning from a development stage technology company to a commercial entity during 2002 and has been increasing its product marketing and sales efforts since. IFT is now focused on continuing to develop the body of evidence of the efficacy of its products applicable to a wide range of markets and industries within these markets through additional industry specific laboratory testing and customer field trials. In addition, IFT is continuing to strengthen its distributor and customer contact base. Marketing and sales efforts, in conjunction with the additional industry specific testing, will complete IFT’s transition to a commercial enterprise.
During 2005, IFT recorded $500,000 for the sale of DiesolIFTTM to First Asia Fuel Corporation, a distributor of IFT product in selected Asian Pacific Rim countries, representing 89% of total revenues. Remaining IFT product line revenues for 2005 are not significant.
As previously discussed in Item 1. Business, “Manufacturing Partner,” IFT currently utilizes Tomah as its sole contracted product manufacturer. Tomah independently purchases required raw materials to manufacturer IFT’s product.
Summaries of IFT’s significant accounting policies follow:
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Recognition
IFT recognizes revenue from the sale of its products when the products are shipped, and title and risk of loss has passed to the buyer. The majority of IFT revenues are from sales to product distributors. Product distributors do not have the option to return product that is not immediately sold to an end-user. Therefore, IFT’s revenue recognition is not conditional on whether a distributor is able to sell product to an ultimate product end-user. IFT’s sales policies for end-users are consistent with product distributor sales policies.

Cash and Cash Equivalents
IFT maintains cash in a bank account, which, at times, exceeds federally insured limits. IFT has experienced no losses relating to these excess amounts of cash in a bank.
IFT utilizes a cash management program that assesses daily cash requirements. Excess funds are invested in overnight repurchase agreements backed by U.S. Treasury securities. Repurchase agreements are not deposits, are not insured or guaranteed by the U.S. government, the Federal Deposit Insurance Corporation or any other government agency, and involve investment risk including possible loss of principal.
Short-term Investments
IFT purchased a debt security in November 2005. The debt security has an interest rate of 3.5% and matures in November 2006. IFT intends to treat this debt security as a held-to-maturity instrument. The market value of the short-term investment approximates the cost at December 31, 2005, and the interest income is recorded in the statement of operations.
Accounts Receivable
An allowance for doubtful accounts is maintained at a level IFT believes is sufficient to cover potential losses based on historical trends and known current factors impacting IFT’s customers. IFT determined that an allowance for doubtful accounts was not necessary as of December 31, 2005 and December 31, 2004. IFT did, however, write-off $6,741 of accounts receivable in 2005.
Inventory
Inventory, which consists of finished product, is valued at the lower of cost or market, based on the first-in, first-out (“FIFO”) method, or market, and represents purchased cost from vendors.
Machinery and Equipment
Machinery and equipment investment is stated at cost. Depreciation is calculated using the straight-line method over an asset’s appropriate estimated useful life, generally 3 to 5 years.
Long-lived Assets
IFT reviews the carrying values of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances (such as changes in operations or estimated future cash flows) indicate that the carrying amount of the assets may not be recoverable. As of December 31, 2005 there has been no impairment of long-lived assets.
Goodwill
At a minimum, goodwill impairment is tested annually in the fourth quarter of each year. Goodwill impairment would also be reviewed if any events occur during the year that might indicate impairment. IFT calculates the fair value of the Company on a per share basis using the market capitalization value of IFT’s common stock compared to the book carrying value of the Company. As of December 31, 2005, no provision for impairment of goodwill has been recorded. For tax purposes, goodwill is deductible and is being amortized over 15 years.

Deferred Income Taxes
Deferred income taxes are provided on a liability method whereby deferred income tax assets are recognized for deductible temporary differences, operating losses and tax credit carry-forwards, and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Research and Development
Research and development costs are expensed as incurred. Expense for the years ended 2005, 2004 and 2003 was $310,230, $108,146, and $31,300, respectively.
Advertising Expenses
Advertising expenses are expensed as incurred and amounted to $68,584, $42,884 and $32,964 in 2005, 2004 and 2003, respectively.
Basic and Diluted Net Earnings Per Common Share
Basic earnings per share are based upon the weighted-average number of common shares outstanding for the period. Diluted earnings per share are based upon the weighted-average number of common and potentially dilutive common shares outstanding for the period. Pursuant to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS 128”), no adjustment is made for diluted earnings per share purposes since IFT is reporting a net loss, and common stock equivalents would have an anti-dilutive effect. For the fiscal years ended December 31, 2005, 2004, and 2003, 24,477,592, 20,350,000, and 9,660,000 shares, respectively, of common stock equivalents were excluded from the computation of diluted net earnings per share since their effect would be anti-dilutive.
Fair Value of Financial Instruments
SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), requires the disclosure of fair value for all financial instruments as defined in SFAS 107 for which it is practicable to estimate fair value.
The carrying amounts of short-term investments, accounts receivable and accounts payable approximate fair value because of their short maturity. The fair value of IFT’s short-term investment in U.S. Treasury notes is stated at amortized cost, which approximates the fair market value at December 31, 2005. Any interest earned is recorded to interest income.
Accounting for Stock-based Compensation
IFT applies the intrinsic value method under Accounting Principles Bulletin Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for employee stock options, which expenses the excess of market price of the stock over the exercise price on the measurement date. In addition, certain options are treated as variable-based awards in accordance with APB 25 and are marked to market with the resulting valuation impact recorded as compensation expense until the options are exercised, expired or forfeited. In 2005, 2004 and 2003, IFT recognized $369,820, $1,626,700 and $32,500, respectively, of compensation expense on the variable-based awards as a result of the market price exceeding the exercise price established by re-pricing and the acceleration of vesting dates. Options granted to non-employees are accounted for under SFAS No. 123, Accounting for Stock-Based Payment (“SFAS 123”), which requires options to be accounted for based on their fair value, and Emerging Issues Task Force 96-18, which requires options to be marked to market until vested.
IFT has elected to continue to utilize the accounting provisions of APB 25 for stock options. However, IFT is also required to provide pro forma disclosures of net earnings and net earnings per share as if IFT had adopted the fair value method under SFAS 123.
The weighted-average grant date fair value of stock options granted to employees during the year and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model, and the pro forma effect on net earnings of the fair value accounting for stock options under SFAS 123, are as follows:

	2005	2004	2003

Significant assumptions (weighted-average)
Weighted-average fair value per options granted	$1.91	$0.47	$0.08
Risk-free interest rate at grant date	3.86%	3.41%	2.38%
Expected stock price volatility	1.5	1.5	1.7
Expected dividend payout	0	0	0
Expected option life (years)	4	4	4

Net earnings
As reported	($5,329,747)	($4,518,936)	($2,618,718)
Add expense recognized for stock-based employee compensation	883,080	1,626,700	32,500
Deduct total stock-based employee compensation expense determined under the fair value based method	(5,049,238)	(1,954,007)	(166,472)

Pro forma	($9,495,905)	($4,846,243)	($2,752,690)

Net earnings per share
As reported	($0.07)	($0.06)	($0.04)
Pro forma	($0.12)	($0.06)	($0.04)
New Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share–Based Payment (“SFAS 123R”), which revised and replaced SFAS 123 and superceded APB 25. SFAS 123R is effective for public companies at the beginning of the first annual reporting period that begins after June 15, 2005. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in IFT’s statements of operations.
SFAS 123R permits public companies to adopt its requirements using one of two methods. The first adoption method is a “modified prospective” method in which compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The second adoption method is a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (i) all prior periods presented or (ii) prior interim periods in the year of adoption.
IFT will elect the modified prospective method and will not restate prior year amounts. As permitted by SFAS 123, IFT currently accounts for share-based payments to employees under APB 25 using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on IFT’s results of operations, although it will have no impact on IFT’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had IFT adopted SFAS 123R in prior years, the impact of that adoption would have approximated the impact of SFAS 123, as described in the disclosure of pro forma net earnings and pro forma earnings per share.
In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143 (“FIN 43”). A conditional asset retirement obligation refers to a legal obligation to retire assets where the timing and/or method of settlement are conditioned on future events. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of FIN 47, which become effective December 31, 2005 for calendar-year entities, did not have a material impact on IFT’s financial position, results of operations or cash flows.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. IFT does not believe adoption of SFAS 154 will have a material impact on its financial position, results of operations or cash flows.
In November 2005, the FASB issued Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”). FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outlined in EITF issue 03-01, The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments. The accounting requirements of FSP 115-1 are effective on January 1, 2006 and will not have a material impact on IFT’s financial position, results of operations or cash flows.
Note 2. Acquisitions
On May 25, 2001 IFT issued 12,500,001 common shares to the shareholders of Interfacial Technologies (UK) Limited (“Interfacial”) to acquire all of Interfacial’s outstanding common stock. Interfacial is a company formed in May 2000 which has, since its inception, focused its efforts to develop proprietary fuels and fuel additive formulations that will improve fuel economy, enhance lubricity and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels. IFT acquired Interfacial because it believed Interfacial’s technologies could be more expeditiously and cost effectively brought to market than its previously acquired PEERFUEL™ technology. The purchase price of approximately $6,750,001 was determined based on the market price of IFT’s common stock on the date the acquisition was announced. Stock certificates for an additional 8,500,002 common shares were placed in an escrow account subject to a performance escrow agreement that provides for the release of the stock certificates to the Interfacial shareholders based on the achievement of certain revenue levels by IFT. In January 2002, IFT and the former shareholders of Interfacial agreed to reduce the additional shares subject to the performance escrow by 500,000 shares. In May 2003, IFT cancelled the remaining 8,000,002 shares in the escrow account as a result of IFT not achieving the revenue levels described in the performance agreement.
The acquisition has been accounted for using the purchase method of accounting, and the assets have been recorded at fair value. Results of operations have been included as of the effective date of the transaction. The purchase price of $6,750,001 was allocated as follows: $2,400,001 to purchased technology, $1,900,000 to in-process research and development, and $2,450,000 to goodwill. IFT is using an estimated life of 6 years for the purchased technology. At the date of acquisition, Interfacial’s efforts focused on fine-tuning its additive technology for aqueous blends and tailoring it to existing applications, in order to optimize the emission-reducing characteristics while preserving engine efficiency, and there existed uncertainties regarding the successful development of the technology. The amount allocated to in-process research and development was calculated in a valuation using the discounted cash flow method based on a useful life of 6 years, and the entire value of $1,900,000 was charged to research and development expense during 2001. As of December 31, 2001, IFT had completed development of this technology and was shifting its focus to commercialization. Amortization of purchased technology amounted to $400,000 for the years ended December 31, 2005, 2004, and 2003. Amortization expense for the next 2 years will be as follows: $400,000 in 2006 and $166,668 in 2007.
IFT made no acquisitions during 2005 and currently has no acquisition plans under consideration.
Note 3. Extinguishment of Liabilities
Included in accrued compensation at December 31, 2005 and 2004 is $53,087 and $239,469, respectively, representing employee salaries and wages compensation earned but not yet paid. In 2005, as part of a legal settlement with a former employee, IFT issued 41,667 shares of common stock valued at $105,473, which was based on the market price of the stock on January 28, 2005. Related to this settlement, IFT also issued $45,000 (27,427 total common shares issued) worth of common stock shares paid in four equal installments of $11,250 on March 31, 2005, May 31, 2005, July 29, 2005 and September 30, 2005. The remainder of the accrued but unpaid compensation will be paid in the first quarter of 2006.
In December 2003, as a result of a litigation settlement, IFT was released from its obligation regarding notes payable in the amount of $162,500, accrued interest relating to the notes of $27,500 and current year interest expense of $8,900. The write-off of the notes and interest was recognized as other income.
Note 4. Stockholders’ Equity
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
On May 8, 2000 IFT issued 300,000 common shares that were contingently issued per the Blencathia merger agreement. The 300,000 shares of common stock are included in the statement of stockholders’ equity for the year ended December 31, 2005, 2004 and 2003 but are not included in earnings per share and weighted-average share calculations for those periods. They will be included when the shares are sold to provide payment to the shareholders of Blencathia. The shareholders of Blencathia have represented to the management of IFT that the 300,000 shares will be sold only with IFT’s approval. If the shares are sold and $500,000 is not generated, additional shares may need

F-12

to be issued to the shareholders of Blencathia. Based on the December 31, 2005 $1.97 market price of IFT’s common stock, a total of 253,808 shares would need to be issued to generate the $500,000 proceeds.
In 2005, IFT issued 133,000 shares of common stock in lieu of cash compensation and recorded $271,100. 50,000 of these shares were granted to a consultant to compensate for expenses incurred on behalf of IFT. 50,000 common shares were awarded to a new employee as a form of compensation. The remaining 33,000 shares were issued to a Board Member for past Director’s services provided from 2000 through 2004. In 2004, IFT issued 350,000 shares of common stock in lieu of cash compensation and recorded $134,000 of expense for consulting services provided. In 2003, IFT issued 480,000 shares of common stock in lieu of cash compensation and recorded $248,059 expense for consulting services provided. All expense recorded was based on IFT’s common share price on the common stock grant date. No additional stock is to be issued under these agreements.
In 2002, IFT secured $2,500,000 in new capital from the sale of 13,888,889 shares of restricted common stock to R.C. Holding Company. IFT received $600,000 from the sale of these shares in 2002 and $1,900,000 from the sale of these shares in 2003.
During 2003, IFT sold 2,457,142 shares of common stock to consultants (800,000) and Directors (1,657,142) and received total proceeds of $599,980. During 2004, IFT sold 5,181,925 shares of common stock to a Director and received proceeds of $2,100,000. During 2005, IFT sold a total of 4,805,376 shares of common stock. Of this amount, 357,397 shares were sold to a Director, representing proceeds of $500,000, and 4,447,979 shares were sold to accredited investors, representing proceeds of $6,499,979. The sale of stock to accredited investors also included 1,111,993 common stock warrants, which along with the sale of common stock, was recorded to additional paid-in capital. The sales price of all stock sale transactions was based on the trading price on the date of commitment for purchase. The following table provides additional detail related to the issuance of these warrants.

		Exercisable	Exercise	Expiration
Grantee	# of Warrants	Date	Price	Date
Institutional Accredited Investor	30,375	immediately	$1.03	5/23/2010
Institutional Accredited Investor	17,500	immediately	$1.03	5/23/2010
Institutional Accredited Investor	49,250	immediately	$1.03	5/23/2010
Individual Accredited Investor	11,468	immediately	$1.09	5/31/2010
Individual Accredited Investor	55,357	immediately	$1.40	6/29/2010
Institutional Accredited Investor	55,357	immediately	$1.40	9/1/2010
Institutional Accredited Investor	44,643	immediately	$1.40	9/1/2010
Individual Accredited Investor	3,448	immediately	$1.45	8/19/2010
Individual Accredited Investor	6,034	immediately	$1.45	8/19/2010
Individual Accredited Investor	6,034	immediately	$1.45	8/19/2010
Individual Accredited Investor	10,000	immediately	$1.45	8/26/2010
Individual Accredited Investor	3,448	immediately	$1.45	8/22/2010
Individual Accredited Investor	10,000	immediately	$1.45	8/26/2010
Individual Accredited Investor	6,250	immediately	$1.45	8/26/2010
Individual Accredited Investor	17,241	immediately	$1.45	7/29/2010
Individual Accredited Investor	3,448	immediately	$1.45	8/22/2010
Institutional Accredited Investor	17,500	immediately	$1.45	9/1/2010
Institutional Accredited Investor	163,793	immediately	$1.45	9/1/2010
Institutional Accredited Investor	173,886	immediately	$1.45	9/1/2010
Individual Accredited Investor	3,448	immediately	$1.45	8/29/2010
Institutional Accredited Investor	4,310	immediately	$1.45	9/2/2010
Institutional Accredited Investor	44,828	immediately	$1.45	8/18/2010
Institutional Accredited Investor	17,241	immediately	$1.45	9/1/2010
Individual Accredited Investor	43,103	immediately	$1.45	8/31/2010
Individual Accredited Investor	3,448	immediately	$1.45	8/30/2010
Individual Accredited Investor	13,430	immediately	$1.49	7/28/2010
Individual Accredited Investor	37,500	immediately	$1.55	6/15/2010
Individual Accredited Investor	7,813	immediately	$1.60	8/10/2010
Individual Accredited Investor	15,625	immediately	$1.60	6/16/2010
Institutional Accredited Investor	15,625	immediately	$1.60	9/2/2010
Institutional Accredited Investor	36,765	immediately	$1.70	9/1/2010
Institutional Accredited Investor	8,750	immediately	$1.70	9/12/2010
Institutional Accredited Investor	20,074	immediately	$1.70	9/16/2010
Institutional Accredited Investor	36,765	immediately	$1.70	9/16/2010
Institutional Accredited Investor	22,059	immediately	$1.70	9/19/2010
Institutional Accredited Investor	36,765	immediately	$1.70	9/27/2010
Institutional Accredited Investor	25,000	immediately	$1.70	9/2/2010
Individual Accredited Investor	14,706	immediately	$1.70	8/30/2010
Individual Accredited Investor	14,706	immediately	$1.70	9/8/2010
Individual Accredited Investor	2,500	immediately	$1.70	9/8/2010
Individual Accredited Investor	2,500	immediately	$1.70	9/7/2010

	1,111,993
During the fourth quarter of 2005, IFT recorded a provision for the future issuance of common stock options (209,000) and common stock shares (77,000) to compensate Board of Director members for Board services provided between 2000 and 2005. The following table provides additional detail related to this provision.

# of options granted	# of common shares to be issued	options issuance price/common shares to be issued price
22,000		$0.34
22,000		$0.47
33,000		$0.10
44,000		$0.39
44,000		$1.92
44,000	77,000	$1.97

209,000	77,000
$353,980 was recorded to stockholders’ equity to reflect this transaction. In 2005, IFT also accrued $86,680, which is included in accrued compensation, for Board services provided from 2001 through 2004 that will be paid in 2006. $72,600 had previously been recorded in the first quarter of 2005 to reflect one Director’s Board service from 2002-2004 (33,000 common shares). This amount is included in the issuance of stock for services on the Statements of Stockholders’ Equity. In 2005, IFT recorded a total of $513,260 to reflect Board service expenses from 2000 through 2005.
In 2005, IFT received proceeds of $843,500 for 1,718,500 stock options exercised. 593,500 stock options were exercised by an employee and 1,125,000 stock options exercised by individuals providing consulting and/or legal services. In 2004 and 2003, IFT did not receive any proceeds from stock options exercised, as no stock options were exercised during these years.
In 2005, IFT also issued 69,094 common shares, valued at $150,473, in full settlement of a dispute with a former employee.
Note 5. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the net deferred income tax asset are as follows:

	December 31,
	2005	2004	2003

Net operating loss carry-forwards	$13,222,000	$11,606,000	$10,668,000
In-process research and development	764,000	784,000	804,000
Stock option expense	1,637,000	1,060,000	202,000
Accrued compensation	(5,000)	47,000	25,000

	15,618,000	13,497,000	11,699,000
Less valuation allowance	(15,618,000)	(13,497,000)	(11,699,000)

Deferred tax asset	$—	$—	$—

In accordance with GAAP, a valuation allowance must be established for a deferred tax asset if it is more likely than not that a tax benefit may not be realized from the asset in the future. IFT has established a valuation allowance to the extent of its deferred tax assets since it is not yet certain that absorption of the deferred tax asset through future earnings will occur.
Net operating loss carry-forwards available for IFT for Federal tax purposes are as follows:

Balance	Expiration
$344,473	2012
1,090,666	2013
12,971,893	2019
4,213,207	2020
2,878,026	2021
2,729,826	2022
2,441,976	2023
2,345,857	2024
4,039,837	2025

$33,055,761

The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to the income tax benefit is as follows:

	Year ended December 31,
	2005	2004	2003
Tax benefit at federal statutory rate	$(1,812,000)	$(1,536,000)	$(890,000)
Change in deferred tax valuation allowance	2,121,000	1,798,000	961,000
State taxes, net of federal income tax	(309,000)	(262,000)	(71,000)

Income tax benefit	$—	$—	$—

Note 6. Lease Commitment
As of January 1, 2002, IFT leased office space under a five-year operating lease, expiring on December 31, 2006. Rent expense was $51,790, $47,976, and $52,755, during the fiscal years ended December 31, 2005, 2004 and 2003, respectively. IFT also entered into a five-year office equipment lease on October 4, 2005. Future minimum lease payments are $54,151 for 2006 and $3,162 annually for the remaining full years of the office lease.

Note 7. Legal Proceedings
IFT is subject to various lawsuits and claims with respect to matters arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes, after consulting with counsel, that it is more likely than not that the ultimate liabilities resulting from such lawsuits and claims will not materially affect IFT’s financial position, results of operations or liquidity.

Note 8. Quarterly Statements of Operation Information (Unaudited)

	For the three month period ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

Revenues	$48	$56,535	$7,265	$499,633
Net earnings	$(1,018,687)	$(1,509,723)	$(1,487,947)	$(1,313,390)
Basic and diluted net earnings per share	$(0.01)	$(0.02)	$(0.02)	$(0.02)
Weighted-average common shares outstanding	78,647,405	79,382,116	81,540,328	84,127,451

	For the three month period ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Revenues	$3,614	$4,605	$6,435	$9,168
Net earnings	$(602,540)	$(589,362)	$(580,443)	$(2,746,591)
Basic and diluted net earnings per share	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Weighted-average common shares outstanding	72,720,699	73,924,060	75,094,192	77,904,945
During the fourth quarter of 2005, IFT recorded a provision for the future issuance of common stock options (209,000) and common stock shares (77,000) to compensate Board of Director members for Board services provided between 2000 and 2005. Also in the fourth quarter of 2005, IFT accrued $86,680 for Board services provided from 2001 through 2004 that will be paid in 2006. $72,600 had previously been recorded in the first quarter of 2005 to reflect one Director’s Board service from 2002-2004 (33,000 common shares). This amount is included in the issuance of common stock for services on the Statements of Stockholders’ Equity. In 2005, IFT recorded a total of $513,260 to reflect Board service expenses from 2000 through 2005.
Note 9. Options
On October 23, 2001, the Board of Directors adopted IFT’s Long Term Incentive Plan (“LTIP”). The Board of Directors is responsible for the administration of this LTIP, and is the approval authority for all option grant awards under this Plan. Subject to the express provisions of the LTIP, the Board of Directors shall have full authority and sole and absolute discretion to interpret and amend this LTIP, to prescribe, amend and rescind rules and regulations relating to it, and to make all other determinations which it believes to be necessary or advisable in administering this LTIP. The determinations of the Board of Directors on the matters referred to in this Section shall be conclusive.
The maximum number of shares of common stock as to which awards may be granted under this LTIP, subject to subsequent amendments, is 17,500,000 shares. The common stock issued upon exercise of options or on grant of stock awards may be shares previously authorized but not yet issued or shares which have been issued and reacquired by IFT as treasury stock. The Board of Directors may increase the maximum number of shares of common stock as to which awards may be granted at such time as it deems advisable. Awards may be granted to employees or consultants of IFT in their individual capacity only. As of December 31, 2005, IFT has only issued common stock options to employees under this LTIP.
The table below summarizes stock option expense by category for the following years:
Components of Stock Options Expense

	2003	2004	2005

Employee options, using variable accounting	$32,500	$1,626,700	$369,820

Non-employee options	$779	$516,695	$1,071,760

Board member options	$—	$—	$202,290
During 2002, IFT should have issued shares to employees on various anniversary dates of their employment. These shares were never issued, and were replaced with grants of options under the LTIP to purchase an aggregate of 1,010,000 shares of common stock at exercise prices ranging from $0.14 to $0.25 per share, vesting immediately, and expiring in December 2009. These options are being accounted for using variable-based accounting in accordance with APB 25. As a result, IFT incurred compensation expense of $369,820, $1,626,700 and $32,500 in 2005, 2004 and 2003, respectively, as a result of the market price exceeding the exercise price established by re-pricing (which ranged from $0.26 to $0.48) and the acceleration of vesting dates.
In 2003, IFT granted an additional 1,500,000 stock options to employees. All of these options vested over 12 or 24 months. The options have an exercise price of $0.50 and expire in 2007 and 2008. No compensation cost has been recognized for options granted with an option price equal to, or above, the market price of the stock at the option grant date.
In 2004, IFT granted an additional 3,450,000 stock options to employees. 1,800,000 of the options granted in 2004 vested immediately, and the remaining 2004 options vest over 12 or 24 months. The options have exercise prices ranging from $1.00 to $2.00 and expire in 2009. IFT applied the intrinsic value method under APB 25 and related interpretations in accounting for these options. No compensation cost has been recognized for options granted with an option price equal to, or above, the market price of the stock at the option grant date.

In 2005, IFT granted an additional 3,109,198 stock options to employees that have a vesting period ranging between 5 and 36 months. 1,375,099 of these stock options were subsequently forfeited due to the departure of an employee before the options vested. The remaining options granted in 2005 have exercise prices ranging from $0.10 to $2.23 and expire in 2009 and 2010. IFT recorded $202,290 as compensation to Board members for services from 2000 through 2004 since the option price was below the market price of the stock at the option grant date. No compensation cost has been recognized for the remaining options granted in 2005 as the option price was equal to, or above, the market price of the stock at the option grant date.
The following tables summarize information about stock options (issued to employees) during the three years ended December 31, 2005:

			Weighted-
		Exercise	average
		price per	exercise
	Shares	share	price
Outstanding at December 31, 2002	5,860,000	$0.14-0.75	$0.44
Granted	1,500,000	$0.50	$0.50
Forfeited	(100,000)	$0.50	$0.50

Outstanding at December 31, 2003	7,260,000	$0.14-0.75	$0.45

Granted	3,450,000	$1.00-2.00	$1.48
Forfeited	(250,000)	$0.50	$0.50

Outstanding at December 31, 2004	10,460,000	$0.14-2.00	$0.79

Granted (1)	3,109,198	$0.10-2.23	$2.12
Exercised	(593,500)	$0.25-1.00	$0.47
Forfeited	(1,375,099)	$2.23	$2.23

Outstanding at December 31, 2005	11,600,599	$0.10-2.23	$0.99

Options excercisable at December 31, 2005	10,150,500	$0.10-2.00	$0.82
Options excercisable at December 31, 2004	8,810,000	$0.14-1.00	$0.56
Options excercisable at December 31, 2003	4,885,000	$0.14-0.75	$0.43

(1)	Includes 165,000 options granted at less than market price with a weighted-average exercise price of $0.74 and 2,944,198 options granted at a price equal to market price with a weighted-average excercise price of $2.20.

Employee options:

	Options outstanding			Options exercisable
	Number	Weighted-		Number	Weighted-
	outstanding at	average	Weighted-	exercisable at	average
	December 31,	remaining	average	December 31,	exercise
Exercise price	2005	contractual life	exercise price	2005	price
$0.10	33,000	5	$0.10	33,000	$0.10
$0.14	750,000	4	$0.14	750,000	$0.14
$0.25	1,010,000	4	$0.25	1,010,000	$0.25
$0.34	22,000	5	$0.34	22,000	$0.34
$0.39	44,000	5	$0.39	44,000	$0.39
$0.47	22,000	5	$0.47	22,000	$0.47
$0.50	3,750,000	4	$0.50	3,750,000	$0.50
$0.75	1,000,000	4	$0.75	1,000,000	$0.75
$1.00	1,706,500	4	$1.00	1,706,500	$1.00
$1.75	150,000	5	$1.75	75,000	$1.75
$1.92	44,000	5	$1.92	44,000	$1.92
$1.97	44,000	5	$1.97	44,000	$1.97
$2.00	1,650,000	5	$2.00	1,650,000	$2.00
$2.23	1,375,099	4	$2.23	—	$—

	11,600,599	4	$0.99	10,150,500	$0.82

In 2003, IFT granted 700,000 stock options to non-employees with a vesting period of either 12 or 24 months. 100,000 of these stock options will vest based on the occurrence of an operational milestone. As the occurrence of this event is not currently probable, no expense has been recorded to date. The fair value of the options were recorded as consulting expense ratably over the vesting period. In 2003, 1,500,000 options granted in 2002 that had not yet vested were forfeited. IFT cancelled these options and reversed previously recognized consulting expense relating to these options. In 2004, IFT granted 7,490,000 stock options to non-employees. 1,235,000 of the options granted in 2004 vested immediately and were recorded as consulting expense at that time. Some of the 2004 options vested over 10 or 12 months and the fair value of the options was recorded as consultant expense ratably over the vesting period. The majority of the 2004 options will vest based on the occurrence of certain events and expense will be recorded when the occurrence of the events becomes probable, or the triggering events occur. The triggering events are primarily based on revenues and based on current operations, the occurrence of these events is not probable. During 2005, 3,000,000 options were granted to FT Marketing Ltd. (“FTM”), a marketing affiliate of Fuel Technologies Ltd. (“FTL”). FTL was formed for the purpose of marketing and distributing IFT’s products. Mr. Stride, an IFT director, is President of FTL. Mr. Friedland, who owns more than five percent of IFT’s common stock, is the Chairman of FTL. 1,000,000 of these options vested immediately, yielding $720,000 in stock option expense. Total expense recognized in connection with options to non-employees was $779 in 2003, $516,695 in 2004 and $1,071,760 in 2005.

Options outstanding to non-employees at December 31, 2005, 2004 and 2003 are 11,765,000, 9,890,000 and 2,400,000, respectively. Options exercisable by non-employees at December 31, 2005, 2004 and 2003 are 5,660,000, 3,535,000 and 1,450,000, respectively. The weighted-average exercisable prices by non-employees at December 31, 2005, 2004 and 2003, for options outstanding and exercisable was $1.13 and $1.36, $0.79 and $0.52, and $0.50 and $0.50, respectively.
Services performed by non-employees who were granted options include product/distribution consulting and legal services. The fair value for these options ($0.72 for 2005, $0.37 for 2004 and $0.07 for 2003) was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.80% for 2005, 3.40% for 2004 and 1.66% for 2003; volatility factor of 1.47 for 2005, 1.52 for 2004 and 1.36 for 2003; and a weighted-average expected life of the option of 5 years for 2005 and 4.75 years for 2004 and 2003.
Non-employee options:

			Weighted-
		Exercise	average
		price per	exercise
	Shares	share	price
Outstanding at December 31, 2002	3,200,000	$0.25-0.75	$0.50

Granted	700,000	$0.50	$0.50
Forfeited	(1,500,000)	$0.50	$0.50

Outstanding at December 31, 2003	2,400,000	$0.25-0.75	$0.50

Granted	7,490,000	$0.35-2.00	$0.89

Outstanding at December 31, 2004	9,890,000	$0.25-2.00	$0.79

Granted	3,000,000	$1.65-2.35	$2.00
Exercised	(1,125,000)	$0.50	$0.50

Outstanding at December 31, 2005	11,765,000	$0.25-2.35	$1.13

Options excercisable at December 31, 2005	5,660,000	$0.25-2.35	$1.36
Options excercisable at December 31, 2004	3,535,000	$0.25-1.00	$0.52
Options excercisable at December 31, 2003	1,450,000	$0.25-0.75	$0.50