Form 10-Q
period 2006-03-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2006-05-15
CIK 1078723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-25367

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0357508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7777 Bonhomme, Suite 1920
St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)
(314) 727-3333
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ☐           Accelerated Filer ☐            Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of registrant’s only class of stock as of May 3, 2006: Common stock, par value $0.01 per share – 84,796,724 shares outstanding.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets—March 31, 2006 and December 31, 2005	3

Statements of Operations—Three Month Periods Ended March 31, 2006 and March 31, 2005	4

Statements of Stockholders’ Equity—Three Months Ended March 31, 2006	5

Statements of Cash Flows—Three Month Periods Ended March 31, 2006 and March 31, 2005	6

Notes to Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 6. Exhibits	14
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

INTERNATIONAL FUEL TECHNOLOGY, INC.
BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$2,011,259	$3,382,012
Short-term investments	2,479,500	2,480,500
Accounts receivable	106,729	5,451
Inventory	268,897	122,724
Prepaid expenses	52,805	74,280

Total Current Assets	4,919,190	6,064,967

Property and equipment
Machinery and equipment	43,354	34,914
Accumulated depreciation	(28,715)	(27,617)

Total Property and Equipment	14,639	7,297

Purchased technology, net of accumulated amortization of $1,933,333 and $1,833,332 at March 31, 2006 and December 31, 2005, respectively	466,667	566,668
Goodwill	2,211,805	2,211,805
Other assets	4,323	—

Total Assets	$7,616,624	$8,850,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$224,129	$486,754
Accrued compensation	101,938	155,154

Total Current Liabilities	326,067	641,908

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value; 150,000,000 authorized, 84,796,724 and 84,719,724 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	847,968	847,198
Common stock to be issued: 77,000 shares at December 31, 2005	—	770
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	53,260,593	52,796,183
Accumulated deficit	(45,998,081)	(44,615,399)

Total Stockholders’ Equity	7,290,557	8,208,829

Total Liabilities and Stockholders’ Equity	$7,616,624	$8,850,737

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2006	2005
Revenues	$153,840	$48
Operating expenses:
Cost of operations (exclusive of depreciation and amortization)	100,485	21
Selling, general and administrative expense	888,193	495,996
Stock compensation expense	464,410	422,461
Depreciation & amortization	101,099	100,257

Total operating expenses	1,554,187	1,018,735

Net earnings from operations	(1,400,347)	(1,018,687)

Interest income	17,665	—

Total other income (expense), net	17,665	—

Net earnings	$(1,382,682)	$(1,018,687)

Basic and diluted net earnings per common share	$(.02)	$(.01)

Weighted-average common shares outstanding	84,796,724	78,647,405
See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(Unaudited)

			Discount
	Common	Common	on	Additional
	Stock	Stock	Common	Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2005	84,796,724	$847,968	$(819,923)	$52,796,183	$(44,615,399)	$8,208,829

Expense relating to stock-based compensation (Note 3)	—	—	—	464,410	—	464,410
Net earnings	—	—	—	—	(1,382,682)	(1,382,682)

Balance, March 31, 2006	84,796,724	$847,968	$(819,923)	$53,260,593	$(45,998,081)	$7,290,557

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
Cash Flows from Operating Activities:
Net earnings	$(1,382,682)	$(1,018,687)
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	101,099	100,257
Non-cash stock-based compensation	464,410	422,461
Change in assets and liabilities:
Accounts receivable	(101,278)	—
Inventory	(146,173)	(204,058)
Prepaid expenses	17,152	—
Accounts payable	(262,625)	29,449
Accrued expenses	(52,216)	—

Net cash used in operating activities	(1,362,313)	(670,578)

Cash Flows from Investing Activities:
Acquisition of machinery and equipment	(8,440)	—

Net cash used in investing activities	(8,440)	—

Cash Flows from Financing Activities:
Proceeds from stock options exercised	—	505,000
Proceeds from common stock issued	—	250,000

Net cash provided by financing activities	—	755,000

Net (decrease)/increase in cash and cash equivalents	(1,370,753)	84,422
Cash and cash equivalents, beginning	3,382,012	530,275

Cash and cash equivalents, ending	$2,011,259	$614,697

Schedule of non-cash operating activities:

Shares issued in payment of legal settlement	$—	$114,264

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
International Fuel Technology, Inc. is in the process of executing a strategy based upon developing fuel economy technologies that offer enhanced engine performance and pollution emission control. We have several technologies in the development and commercialization stage, and may seek to add other technologies through acquisitions. We have received necessary regulatory approval to market our products currently in the commercialization phase. During the first quarter of 2002, we began selling our products directly to the commercial marketplace. We expect to increase our sales to the marketplace, eventually generating a level of revenues sufficient to generate a positive cash flow and earnings. The equity infusion that occurred during the third quarter of 2005, as described below, has placed us in a significant cash position. While management cannot make any assurance as to the accuracy of our projections of future capital needs, management believes we will be able to meet our cash needs through at least early 2007 without any additional funding.
The interim financial statements included herein have been prepared by International Fuel Technology, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.
These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the twelve-month period ended December 31, 2005. We follow the same accounting policies in preparation of interim reports as we do in our annual statements.
Note 2 — 2005 Equity Issuance
In 2005, we sold a total of 4,805,376 shares of common stock. Of this amount 357,397 shares were sold to a Director, representing proceeds of $500,000, and 4,447,979 shares were sold to accredited investors, representing proceeds of $6,499,979. The sale of stock to accredited investors also included 1,111,993 common stock warrants, which along with the sale of common stock, was recorded to additional paid-in capital. The sales price of all stock sale transactions was based on the trading price on the date of commitment for purchase. The warrants vested immediately and have exercise prices ranging from $1.03 to $1.70 per share. The warrants expire five years from grant date.
Note 3 — Accounting for Stock-Based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised,) “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123R”), applying the modified prospective method. Prior to the adoption of SFAS 123R, we applied the provisions of Accounting Principles Bulletin Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for our stock-based awards, and accordingly, recognized no compensation costs for our stock option plans other than for instances where APB 25 required variable plan accounting related to stock option modifications and share-based payments to non-employees. Under the modified prospective method, SFAS 123R applies to new awards and awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first quarter of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) all share-

INTERNATIONAL FUEL TECHNOLOGY, INC.
based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model. As a result of our decision to adopt using the modified prospective method, prior period results have not been restated. Since our adoption of SFAS 123R, there have been no changes to our equity plans or modifications to outstanding stock-based awards.
No employee options were granted in the first quarters of 2006 and 2005. In the first quarter of 2006, we granted 400,000 stock options to a non-employee consultant for services through January 31, 2008. These options, with an exercise price of $1.88 per share (our per share market price on date of grant) and a contractual life of five years, were valued at $1.60 per share. The related aggregate consulting expense of $640,000 will be recognized over the terms of the service agreement. In the first quarter of 2005, we issued 50,000 shares of common stock to a consultant as compensation for future consulting-related travel expenditures, 33,000 shares of common stock to a Director for past Board services and 46,828 shares of common stock in settlement of a prior litigation obligation.
Compensation expense recorded in the first quarters of 2006 and 2005 is as follows:

	2006	2005
	(SFAS 123R)	(APB 25)
Variable plan accounting related to stock compensation modifications	$—	$142,800
Stock-based payments to non-employees	37,257	207,061
Stock-based payments to employees/Directors	427,153	72,600

Total stock-based compensation expense	$464,410	$422,461

Before adoption of SFAS 123R, pro forma disclosures were used to reflect the potential impact of accounting under the fair value techniques of SFAS 123R rather than under the intrinsic value techniques under APB 25. The following tables provide information regarding fair value of stock-based compensation granted during the three months ended March 31, 2005 and relevant pro forma information regarding stock-based compensation for the same period in 2005.

2005
Weighted-average fair value of options granted	$0.47
Weighted-average assumptions:
Risk-free interest rate	3.41%
Dividend yield	—
Expected volatility	1.5
Expected option life (years)	4
Net earnings
As reported	($1,018,687)
Add recorded stock-based compensation expense	442,461
Deduct stock-based compensation expense as if recorded under the fair value based method	(861,579)

Pro forma net earnings	($1,457,805)

Basic and Diluted net earnings per share:
As reported	($0.01)
Pro forma	($0.02)

INTERNATIONAL FUEL TECHNOLOGY, INC.
The aggregate intrinsic value (defined as the spread between the market value of our common stock as of the end of the period and the exercise price of the stock options) for our stock options outstanding and exercisable as of March 31, 2006 were $10,922,920 and $7,788,520, respectively.
SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations as required under Emerging Issues Task Force issue No. 0015, “Classification in the Statement of Cash Flow of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”
The following is a summary of non-vested stock awards activity (including contingent options):

		Weighted-average
	No. of	Grant Date Fair
	Options	Value
Non-vested as of December 31, 2005	7,555,099	$0.63
Granted	400,000	$1.60
Vested	—	—
Cancelled	—	—

Non-vested as of March 31, 2006	7,955,099	$0.68

As of March 31, 2006, there was $3,709,473 of total pre-tax unrecognized stock-based compensation costs related to our stock options, which will be recognized over the periods through April 2008.
Effective April 28, 2006, we entered into a termination agreement with First Asia Fuel Corporation (“First Asia”), one of our product distributors. Pursuant to this termination agreement, 2,000,000 unvested options to purchase our common stock previously granted to First Asia, and 4,000,000 unvested warrants to purchase our common stock granted to a related party were cancelled.
In addition 105,000 options to purchase our common stock are contingent on the occurrence of certain events, which have not yet occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2005.
Forward-looking Statements and Associated Risks
This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control, including, but not limited to, economic, competitive and other factors affecting our operations, markets, products and services, expansion strategies and other factors described elsewhere in this report and documents filed by us with the SEC. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, prove accurate. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.
Overview
We are a fuel performance enhancement technology company transitioning to a commercial enterprise. Our focus is to market and sell our technology to large fuel consumers in global markets. We believe the macro environment for our technology and products is excellent now and will be even better in the future. Ever-increasing environmental regulations will likely result in increased demand for additive products to help offset adverse fuel performance impacts resulting from these regulations. In addition, we believe the sharp increase in the price of oil, along with the higher prices expected in the future, will increase demand for fuel efficiency. The primary benefit attributes of our technology and products address these fuel consumer concerns specifically.
We made progress during 2005 in the pursuit of our corporate and product commercialization goals. To provide sufficient resources for us to continue our commercialization efforts, approximately $7,000,000 of cash was received through a successful sale of equity campaign. Product distribution gaps were addressed by signing definitive distributor agreements covering selected Asia Pacific Rim countries, Africa and significant parts of the European Union. Customer specific product field trials and laboratory testing activities increased significantly in 2005 and corporate and field sales staff resources were increased. Intellectual property assets were completely reviewed and their protection strengthened largely through the filing of a global Patent Cooperation Treaty application covering our latest product developments in targeted countries. We anticipate that our operating expenses will increase in 2006 due to increased testing and marketing to support our product commercialization efforts.
Specific business trends have developed as a result of our efforts. Although significant, recurring customer sales and revenue streams have not yet materialized, the number and magnitude of customer trials and laboratory testing is increasing at a rapid rate. We, and our distributors, have trials and testing underway in China, The Philippines, Australia, South Africa, France, The Netherlands, Great Britain and the United States. At the conclusion of these active trials and tests, we are hoping for further validation of the efficacy of our products in improving fuel economy, lowering maintenance expenses and lowering engine emissions. We believe the successful demonstration of these product attributes will lead to customer sales. We have seen a favorable trend in the results generated so far from the laboratory testing completed in South Africa, Great Britain and the United States. We hope to be able to transfer these favorable laboratory results to specific customers via field trials.

On April 28, 2006, we entered into an agreement with First Asia pursuant to which the exclusive distribution agreement between First Asia and us was terminated. All distribution rights to China, The Philippines, Indonesia, Malaysia, Singapore, South Korea, Hong Kong and Vietnam have been reacquired by us. In addition, 2,000,000 options to purchase our common stock granted to First Asia, and 4,000,000 unvested warrants to purchase our common stock granted to a related party were cancelled effective April 28, 2006. Pursuant to the agreement, we agreed to purchase First Asia’s inventory of our products for $250,000. The inventory was sold previously to, and paid for by, First Asia for $500,000 in December 2005. Pursuant to the agreement, all claims, disputes and other matters between the parties have been completely settled and full releases have been obtained.
Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005
Revenue for the three months ended March 31, 2006 was $153,840, as compared to $48 for the three-month period ended March 31, 2005. This sales revenue was due primarily to contractual purchases by our distributor network and included sales to Fuel Technologies Ltd. (“FTL”) ($69,594) and Supreme Fuel Technologies Pty Ltd. ($69,615), both related parties to us. Mr. Charles A. Stride, a Director of International Fuel Technology, Inc., is President of FTL, and Supreme Fuel Technologies Pty Ltd. is an affiliate of FTL. Sales revenue generated during the current quarter resulted primarily from the sale of DiesolIFTTM.
Total operating expense was $1,554,187 for the three months ended March 31, 2006, as compared to $1,018,735 for the three-month period ended March 31, 2005. This represents a $535,452 increase from the prior period, and was primarily attributable to an increase in selling, general and administrative expense (as described below) and cost of operations, due to increased sales.
Selling, general and administrative expense for the three months ended March 31, 2006 was $888,193, as compared to $495,996 for the three-month period ended March 31, 2005. This increase of $392,197 was primarily attributable to an increase in research and development expense ($170,425) caused by increased independent product testing activities, an increase in payroll expense ($98,236) caused by the hiring of new employees in the second and third quarters of 2005 and an increase in professional services ($68,151) due to increased accounting and legal activity associated with the filing of our annual report on Form 10-K and our S-1 Registration Statement.
Stock compensation expense for the three months ended March 31, 2006 was $464,410, as compared to stock compensation expense of $422,461 for the three-month period ended March 31, 2005. The $41,949 increase in stock compensation expense from the prior year period was primarily attributable to the implementation of SFAS 123R and additional options granted subsequent to the first quarter of 2005.
Amortization and depreciation expense for the three months ended March 31, 2006 was $101,099, as compared to $100,257 for the comparable period in 2005. No significant capital expenditures were made in the first quarter of 2006.
Interest income during the period ended March 31, 2006 was $17,665, generated from our short-term investment in interest bearing securities. We did not have any interest income during the first quarter of 2005.
Net earnings for the three months ended March 31, 2006 was a net loss of $1,382,682, as compared to a net loss of $1,018,687 for the three months ended March 31, 2005. The increase in net loss was primarily due to an overall increase in operating expenses, partially offset by increased revenues, as discussed above. The basic and dilutive net earnings per common share for the three months ended March 31, 2006 and 2005 was $(0.02) and $(0.01), respectively.

Critical Accounting Policies
Preparation of our financial statements and related disclosures in compliance with GAAP requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. Our application of these policies involves judgments regarding many factors, which in and of themselves could materially affect the financial statements and disclosures. We have outlined below the critical accounting policies that we believe are most difficult, subjective or complex. Any change in the assumptions or judgments applied in determining the following matters, among others, could have a material impact on future financial results.
Valuation of Long-Lived Intangible Assets
We assess the impairment of identifiable long-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of the intangible asset overstates its continuing worth to our business and may not be recoverable. Factors we consider important, which could trigger an impairment review, include the following:
(1)	Significant under-performance relative to expected historical or projected future operating results;

(2)	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

(3)	Significant negative industry or economic trends;

(4)	Significant decline in our stock price for a sustained period; and

(5)	Our market capitalization relative to net book value.
As of March 31, 2006, after a review of the intangible asset account balances applied to the valuation criteria above, there has been no impairment of the long-lived intangible assets recorded in our financial statements.
Valuation of Goodwill
We test goodwill for impairment at least annually in the fourth quarter. We will also review goodwill for impairment throughout the year if any events or changes in circumstances indicate the carrying value may not be recoverable (such triggers for impairment review are described above in the section Valuation of Long-Lived Intangible Assets).
To test impairment, we use the market approach to determine the fair value of the Company. Following this approach, the fair value of the business exceeded the carrying value of the business as of December 31, 2005. As a result, no impairment of goodwill was recorded.
Deferred Income Taxes
Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At March 31, 2006, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.
Liquidity and Capital Resources
A critical component of our operating plan affecting our ability to execute the product commercialization process is the cash resources needed to pursue our marketing and sales objectives. Although adequate cash balances stemming from the successful sales of equity during the second and third quarter of 2005 exist to fund near term operations, until we are able to generate positive and sustainable operating cash flow, our ability to attract additional capital resources in the future will be critical to continue the funding of our operations.

While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, as a result of the successful sales of equity during 2005, we have adequate cash balances to fund operations through at least early 2007.
During the first quarter of 2006, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.
Cash flow used in operating activities was ($1,362,313) for the three months ended March 31, 2006, compared to ($670,578) for the three months ended March 31, 2005. The decrease in cash flow from operating activities was due primarily to an increase in working capital requirements ($370,531) and higher selling, general and administrative expenses ($392,197), as explained above.
Cash used in investing activities was $8,440 for the three months ended March 31, 2006, as compared to $0 for the three months ended March 31, 2005. This increase in investing cash flow was due to network server upgrades during the current quarter.
Cash provided by financing activities was $0 for the three ended March 31, 2006, as compared to $755,000 for the three months ended March 31, 2005. This decrease in financing cash flow was due to no financing activities occurring in the current quarter, compared to proceeds received from the exercise of stock options ($505,000) and the sale of restricted common stock ($250,000) to a Director during the first quarter of 2005.
Net cash decreased by $1,370,753 for the three months ended March 31, 2006, as compared to an increase in net cash of $84,422 for the three months ended March 31, 2005.
Working capital at March 31, 2006 was $4,593,123, as compared to $5,423,059 at December 31, 2005. This decrease was primarily attributable to an increase in cash operating requirements, as described above.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.
Item 4. Controls and Procedures
(a)	Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2006. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2006.
(b)	There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to legal proceedings in the normal course of business. Based on an evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on our results of operations or financial position.
Item 1A. Risk Factors
Our S-I registration statement filed on May 8, 2006 with the SEC included the following two risk factors, which were not a part of our 2005 annual report on Form 10-K:
(1) Because we have transitioned from a development stage to a commercialization phase for our products with a new technology and little market and sales visibility, we may not be able to create market demand for our products.
(2) There is a risk that one or more of the raw material suppliers could stop making a building block raw material necessary for production of our product and, therefore, cause a supply shortage until substitution raw materials could be identified and located.
These risk factors represent additional clarification of previous disclosures made by us in various external filings.

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
INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By:	/s/ Jonathan R. Burst Jonathan R. Burst	Date:	May 15, 2006
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary S.Hirstein	Date	May 15, 2006
Gary S. Hirstein
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)