Form 10-Q
period 2006-06-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2006-08-01
CIK 1078723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File No. 000-25367

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0357508
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

7777 Bonhomme, Suite 1920
St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐            No ☑
     The number of shares outstanding of registrant’s only class of stock as of July 28, 2006: Common stock, par value $0.01 per share – 84,796,724 shares outstanding.

INTERNATIONAL FUEL TECHNOLOGY, INC.
BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$1,030,328	$3,382,012
Short-term investments	2,483,500	2,480,500
Accounts receivable	48,735	5,451
Inventory	463,910	122,724
Prepaid expenses and Other assets	53,273	74,280

Total Current Assets	4,079,746	6,064,967

Property and equipment
Machinery and equipment	43,354	34,914
Accumulated depreciation	(30,146)	(27,617)

Total Property and Equipment	13,208	7,297

Purchased technology, net of accumulated amortization of $2,033,333 and $1,833,332 at June 30, 2006 and December 31, 2005, respectively	366,667	566,668
Goodwill	2,211,805	2,211,805

Total Assets	$6,671,426	$8,850,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$205,891	$486,754
Accrued compensation	111,293	155,154

Total Current Liabilities	317,184	641,908

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value; 150,000,000 authorized, 84,796,724 and 84,719,724 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	847,968	847,198
Common stock to be issued: 77,000 shares at December 31, 2005	—	770
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	53,562,827	52,796,183
Accumulated deficit	(47,236,630)	(44,615,399)

Total Stockholders’ Equity	6,354,242	8,208,829

Total Liabilities and Stockholders’ Equity	$6,671,426	$8,850,737

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Revenues	$46,356	$56,535	$200,196	$56,583

Operating expenses
Cost of operations (exclusive of depreciation and amortization)	51,791	36,725	152,276	36,746
Selling, general and administrative expense	888,496	669,169	1,776,689	1,165,165
Stock compensation expense	302,234	760,107	766,644	1,182,568
Depreciation and amortization	101,430	100,257	202,529	200,514

Total operating expenses	1,343,951	1,566,258	2,898,138	2,584,993

Net earnings from operations	(1,297,595)	(1,509,723)	(2,697,942)	(2,528,410)

Interest income	59,046	—	76,711	—

Total other income (expense), net	59,046	—	76,711	—

Net earnings	$(1,238,549)	$(1,509,723)	$(2,621,231)	$(2,528,410)

Basic and diluted net earnings per common share	($0.01)	($0.02)	($0.03)	($0.03)

Weighted-average common shares outstanding	84,496,724	79,382,116	84,496,724	78,871,195
See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006
(Unaudited)

			Discount
	Common	Common	on	Additional
	Stock	Stock	Common	Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2005	84,796,724	$847,968	$(819,923)	$52,796,183	$(44,615,399)	$8,208,829
Expense relating to stock-based compensation (Note 3)	—	—	—	766,644	—	766,644
Net earnings	—	—	—	—	(2,621,231)	(2,621,231)

Balance, June 30, 2006	84,796,724	$847,968	$(819,923)	$53,562,827	$(47,236,630)	$6,354,242

See Notes to Financial Statements.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
Cash Flows from Operating Activities:
Net earnings	$(2,621,231)	$(2,528,410)
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	202,529	200,514
Bad debt provision	—	6,741
Non-cash stock-based compensation	766,644	1,182,568
Change in assets and liabilities:
Accounts receivable	(43,284)	(57,312)
Inventory	(341,186)	(147,904)
Prepaid expenses	21,007	(15,562)
Accounts payable	(280,863)	(73,313)
Accrued compensation	(46,860)	4,087

Net cash used in operating activities	(2,343,244)	(1,428,591)

Cash Flows from Investing Activities:
Acquisition of machinery and equipment	(8,440)	—

Net cash used in investing activities	(8,440)	—

Cash Flows from Financing Activities:
Proceeds from stock options exercised	—	560,875
Proceeds from common stock issued	—	1,592,655

Net cash provided by financing activities	—	2,153,530

Net (decrease)/increase in cash and cash equivalents	(2,351,684)	724,939
Cash and cash equivalents, beginning	3,382,012	530,275

Cash and cash equivalents, ending	$1,030,328	$1,255,214

Schedule of non-cash operating activities:

Other	$—	$40,600
Shares issued in payment of legal settlement	—	127,112
See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
International Fuel Technology, Inc. is in the process of executing a strategy based upon developing fuel economy technologies that offer enhanced engine performance and pollution emission control. We have several technologies in the development and commercialization stages, and may seek to add other technologies through acquisitions. We have received necessary regulatory approval to market our products currently in the commercialization phase. During the first quarter of 2002, we began selling our products directly to the commercial marketplace. We expect to increase our sales to the marketplace, eventually generating a level of revenues sufficient to generate positive cash flow and earnings. The equity infusion that occurred during the second and third quarters of 2005, as described below, has placed us in a sufficient cash position. While management cannot make any assurance as to the accuracy of our projections of future capital needs, management believes we will be able to meet our cash needs through at least mid-2007 without any additional funding.
The interim financial statements included herein have been prepared by International Fuel Technology, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.
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
Note 2 – 2005 Equity Issuances
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
Note 3 – Accounting for Stock-based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised,) “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123R”), applying the modified prospective method. Prior to the adoption of SFAS 123R, we applied the provisions of Accounting Principles Bulletin Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for our stock-based awards, and accordingly, recognized no compensation costs for our stock option plans other than for instances where APB 25 required variable plan accounting related to stock option modifications and share-based payments to non-employees. Under the modified prospective method, SFAS 123R applies to new awards and awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first and second quarters of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and

(2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model. As a result of our decision to adopt using the modified prospective method, prior period results have not been restated. Since our adoption of SFAS 123R, there have been no changes to our equity plans or modifications to outstanding stock-based awards.
Compensation expense recorded in the first two quarters of 2006 and 2005 is as follows:

	First Quarter	Second	Year-to-date	First Quarter	Second	Year-to-date
	2006	Quarter 2006	2006	2005	Quarter 2005	2005
	(SFAS 123R)	(SFAS 123R)	(SFAS 123R)	(APB 25)	(APB 25)	(APB 25)
Variable plan accounting related to stock compensation modifications	$—	$—	$—	$142,800	$(344,690)	$(201,890)
Stock-based payments to non-employees	37,257	96,077	133,334	207,061	1,058,797	1,265,858
Stock-based payments to employees/Directors	427,153	206,157	633,310	72,600	46,000	118,600

Total stock-based compensation expense	$464,410	$302,234	$766,644	$422,461	$760,107	$1,182,568
Before adoption of SFAS 123R, pro forma disclosures were used to reflect the potential impact of accounting under the fair value techniques of SFAS 123R rather than under the intrinsic value techniques under APB 25. The following tables provide information regarding fair value of stock-based compensation granted during the three and six months ended June 30, 2005 and relevant pro forma information regarding stock-based compensation for the same periods in 2005.

	Three Months	Six Months
	Ended March 31,	Ended June 30,
	2005	2005
Weighted-average fair value of options granted	$0.47	$0.30
Weighted-average assumptions:
Risk-free interest rate	3.41%	3.82%
Dividend yield	—	—
Expected volatility	1.5	1.5
Expected option life (years)	4	5

Net earnings
As reported	($1,018,687)	($2,528,410)
Add recorded stock-based compensation expense	$442,461	$1,182,568
Deduct stock-based compensation expense as if recorded under the fair value based method	($861,579)	($3,464,354)

Pro forma net earnings	($1,457,805)	($4,810,196)

Basic and Diluted net earnings per share:
As reported	($0.01)	($0.03)
Pro forma	($0.02)	($0.06)

The aggregate intrinsic value (defined as the spread between the market value of our common stock as of the end of the period and the exercise price of the stock options) for our stock options outstanding and exercisable as of June 30, 2006 was $3,873,120 and $3,871,120, respectively.
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
Options issued to employees
During the second quarters of 2006 and 2005, 30,000 and 2,750,198 employee options were granted, respectively. 1,375,099 of the employee options granted during the second quarter of 2005 have subsequently been cancelled. No employee options were granted in the first quarters of 2006 and 2005.
Options issued to non-employees
No non-employee options were granted in the second quarter of 2006. In the first quarter of 2006, we granted 400,000 stock options to a non-employee consultant for services through January 31, 2008. These options, with an exercise price of $1.88 per share (our per share market price on date of grant) and a contractual life of five years, were valued at $1.60 per share. The related aggregate consulting expense of $640,000 will be recognized over the terms of the service agreement.
During the second quarter of 2005, 3,000,000 options were granted to FT Marketing Ltd. (“FTM”), a marketing affiliate of Fuel Technologies Ltd. (“FTL”). FTL was formed for the purpose of marketing and distributing our products. Mr. Charles A. Stride, a Director of International Fuel Technology, Inc., is President of FTL. Mr. Dion Friedland, who owns more than five percent of our common stock, is the Chairman of FTL. 1,000,000 of these options vested immediately, yielding $720,000 in stock option expense. These options subsequently expired during the second quarter of 2006. The remaining 2,000,000 options vested upon the completion of our equity raise in late 2005. No non-employee options were granted in the first quarter of 2005.
Sale of stock and issuance of warrants
No shares of our common stock were sold, nor were any warrants issued during the first two quarters of 2006. During the second quarter of 2005, 868,300 shares of common stock (including 217,075 attachable warrants) yielding $1,092,655 in proceeds were issued to accredited investors in conjunction with our 2005 equity raise. Included in this total was 609,929 common shares (including 152,482 attachable warrants) issued to Mr. Dion Friedland or interests controlled by Mr. Friedland. These equity transactions to Mr. Friedland represent related party transaction as discussed above.
During the first two quarters of 2005, we also sold 357,397 shares of our common stock yielding $500,000 in proceeds to a significant shareholder and Director.
On April 28, 2006, we entered into an agreement with First Asia Fuels Corp. (“First Asia”) pursuant to which the exclusive distribution agreement between First Asia and us was terminated. All distribution rights to China, The Philippines, Indonesia, Malaysia, Singapore, South Korea, Hong Kong and Vietnam were reacquired by us. In addition, 2,000,000 unvested options to purchase our common stock granted to First Asia, and 4,000,000 unvested warrants to purchase our common stock granted to a related party were cancelled effective April 28, 2006. Pursuant to the agreement, all claims, disputes and other matters between the parties have been completely settled and full releases have been obtained.
Exercise of options
No options have been exercised in the first two quarters of 2006. During the first two quarters of 2005, we issued 1,133,500 shares of common stock as a result of the exercise of options.

Issuance of stock for services and legal settlement
No shares of our common stock were issued during the first two quarters of 2006 for services or legal settlement. In the first quarter of 2005, we issued 50,000 shares of common stock to a consultant as compensation for future consulting-related travel expenditures, 33,000 shares of common stock to a Director for past Board services and 46,828 shares of common stock in settlement of a prior litigation obligation with a past employee. In the second quarter of 2005, 10,514 shares of common stock were issued in settlement of a prior litigation obligation with a past employee.
The following is a summary of non-vested stock awards activity (including contingent options):

		Weighted-average
	No. of	Grant Date Fair
	Options	Value
Non-vested as of December 31, 2005	7,555,099	$0.63
Granted	430,000	$1.56
Vested	(458,367)	$1.94
Cancelled/Expired	(6,100,000)	$0.33

Non-vested as of June 30, 2006	1,426,732	$1.80
As of June 30, 2006, there was $1,430,010 of total pre-tax unrecognized stock-based compensation costs related to our stock options, which will be recognized over the periods through April 2008.
In addition 5,000 options to purchase our common stock are contingent on the occurrence of certain events, which have not yet occurred.
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
Overview
We are a fuel performance enhancement technology company transitioning to a commercial enterprise. Our focus is marketing and selling our technology to large, commercial fuel consumers in global markets. We believe the macro economic environment for our technology and products is excellent now and will continue to be so for the foreseeable future. We believe ever-increasing fuels environmental regulations will likely result in increased demand for additive products to help offset adverse fuel performance and engine impacts resulting from these regulations. In addition, we believe the sharp increase in the price of oil, along with the higher prices expected in the future, will increase demand for fuel efficiency. Our products and technology are uniquely positioned to benefit from this macro environment by offering fuel performance solutions aimed specifically at these concerns.
Building upon the momentum generated during 2005 and early 2006, additional progress toward our corporate and product commercialization goals was accomplished in the second quarter of 2006. Laboratory testing of DiesoLIFTTM by MI Technology specifically directed toward the European rail industry was completed, generating a report indicating a mileage efficiency improvement of over 7%. Field testing by Southwest Research, Inc. focused toward the long haul trucking industry indicated a 3% — 4% mileage efficiency improvement through the use of DiesoLIFTTM. Finally, testing done by Gerotek in South Africa directed toward the trucking industry demonstrated improved mileage efficiency of over 5.5%.
Product distribution gaps were addressed by appointing Equipment Engineers, Inc., a subsidiary of the Yuchengco Group of Companies as the exclusive distributor for The Philippines, replacing First Asia. Distributor relationships are now in place in much of the world outside North America. Distributor activities in the form of customer field trials ramped up considerably during the second quarter of 2006 and are expected to continue to increase as distributor product recognition and commercialization efforts, with our support, gain significant traction. We anticipate that our operating expenses, specifically research and development spending, will begin to moderate as the laboratory testing efforts undertaken during the first half of 2006 will begin to decrease.
Specific business trends have developed as a result of our efforts. Although significant, recurring customer sales and revenue streams have not yet materialized, the number and magnitude of customer trials is increasing at a rapid rate. We, and our distributors, have customer trials and testing underway in China, The Philippines, Australia, South Africa, France, The Netherlands, Great Britain, Canada and the United States. At the conclusion of these active trials and tests, we anticipate results which correlate closely with the positive, observed laboratory testing results obtained during the first half of 2006. We believe these customer validations will provide conclusive validation of the efficacy of our products in improving fuel economy, lowering maintenance expenses and lowering engine emissions. We believe the successful demonstration of these product attributes, both in the laboratory and in real world field testing, will lead to customer sales during the third and fourth quarters of 2006.
Corporate developments during the second quarter of 2006 included the signing of a definitive joint research and development agreement with CIIF Oil Mills Group of The Philippines, the world’s largest coconut producer, to explore expanding the use of coconut oil in diesel biofuels.
On April 28, 2006, we entered into an agreement with First Asia pursuant to which the exclusive distribution agreement between First Asia and us was terminated. All distribution rights to China, The Philippines, Indonesia, Malaysia, Singapore, South Korea, Hong Kong and Vietnam were reacquired by us. In addition, 2,000,000 unvested options to purchase our common stock granted to First Asia, and 4,000,000 unvested warrants to purchase our common stock granted to a related party were cancelled effective April 28, 2006. Pursuant to the agreement, we agreed to purchase First Asia’s inventory of our products for $250,000. The inventory was sold previously to, and paid for by, First Asia for $500,000 in December 2005. Pursuant to the agreement, all claims, disputes and other matters between the parties have been completely settled and full releases have been obtained.
A registration statement on Form S-1 was filed with the SEC on May 8, 2006, amended on May 24, 2006 and declared effective on May 26, 2006. Pursuant to the registration statement, 4,447,979 previously issued shares of our common stock, 1,111,993 shares of our common stock to be issued pursuant to previously issued warrants to purchase our common stock and 2,000,000 common shares of our common stock to be issued upon the exercise of previously issued stock options, were registered.
Corporate personnel resources were increased by the hiring of a Marketing and Sales support manager and through the expansion of a consulting contract with Sergio Trindade to include increased product technology support responsibilities.

Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005
Net revenue for the three months ended June 30, 2006 was $46,356, as compared to $56,535 for the three-month period ended June 30, 2005. Sales revenue in the second quarter of 2006 was due primarily to contractual purchases by our distributor network and included gross sales to Kyoto Fuel Technologies Ltd. ($69,615), a related party to us.
Net revenue for the six months ended June 30, 2006 was $200,196, as compared to $56,583 for the six-month period ended June 30, 2005. This increase in net revenue of $143,613 was due to increased sales volume, partially offset by marketing fees (as described below). First and second quarter 2006 sales revenue was due primarily to contractual purchases by our distributor network and included sales to Kyoto Fuel Technologies Ltd. ($69,615), FTL ($69,594) and Supreme Fuel Technologies Pty Ltd. ($69,615), all related parties to us. Sales revenue generated during the current and prior quarter resulted primarily from the sale of DiesoLIFTTM.
At the end of the second quarter of 2006, we also accrued $25,136 for a contra-revenue international marketing fee that is paid to FTM for revenues and subsequent cash collections generated from FTM sales contact leads. These fees are included in the net revenue totals described above.
Total operating expense was $1,343,951 for the three months ended June 30, 2006, as compared to $1,566,258 for the three-month period ended June 30, 2005. This represents a $222,307 decrease from the prior period, and was primarily attributable to a decrease in stock compensation expense (as described below), partially offset by increases in selling, general and administrative expense (as described below) and cost of operations, due to increased gross sales.
Total operating expense was $2,898,138 for the six months ended June 30, 2006, as compared to $2,584,993 for the six-month period ended June 30, 2005. This represents a $313,145 increase from the prior period, and was primarily attributable to increases in selling, general and administrative expense (as described below) and cost of operations, due to increased sales. These increases were partially offset by a decrease in stock compensation expense (as described below).
Selling, general and administrative expense for the three months ended June 30, 2006 was $888,496, as compared to $669,169 for the three-month period ended June 30, 2005. This increase of $219,327 was primarily attributable to an increase in research and development expense ($123,922) caused by increased independent product testing activities; an increase in professional services ($72,627) due to increased accounting and legal activity associated with the filing of our registration statement on Form S-1; and an increase in investor relations expense ($43,830) related to the retention of an investor relations firm in the second quarter of 2006.
Selling, general and administrative expense for the six months ended June 30, 2006 was $1,776,689, as compared to $1,165,165 for the six-month period ended June 30, 2005. This increase of $611,524 was primarily attributable to an increase in research and development expense ($294,397) caused by increased independent product testing activities; an increase in professional services ($194,941) primarily due to increased intellectual property litigation and increased accounting and legal activity associated with the filing of our S-1 registration statement; and an increase in payroll expense ($54,920) caused by the hiring of new employees in the second and third quarters of 2005.
Stock compensation expense for the three months ended June 30, 2006 was $302,234, as compared to stock compensation expense of $760,107 for the three-month period ended June 30, 2005. The $457,873 decrease in stock compensation expense from the prior year period was primarily attributable to the issuance of options in the second quarter of 2005 to FTM with an immediate vesting that yielded $720,000 of stock compensation expense. This expense was partially offset by income recorded on employee options accounted for under variable accounting due to a decrease in our stock price in the second quarter of 2005. With the implementation of SFAS 123R in the first quarter of 2006, the employee options are no longer accounted for under variable accounting.

Stock compensation expense for the six months ended June 30, 2006 was $766,644, as compared to stock compensation expense of $1,182,568 for the six-month period ended June 30, 2005. The $415,924 decrease in stock compensation expense from the prior year period was primarily attributable to the implementation of SFAS 123R and the second quarter of 2005 issuance of options with an immediate vesting to FTM that yielded $720,000 of stock compensation expense. This expense was partially offset by income recorded on employee options accounted for under variable accounting due to a decrease in our stock price in the second quarter of 2005. With the implementation of SFAS 123R in the first quarter of 2006, the employee options are no longer accounted for under variable accounting.
Amortization and depreciation expense for the three and six months ended June 30, 2006 was $101,430 and $202,529, respectively. These amounts were relatively consistent with the comparable 2005 periods. No significant capital expenditures were made in the first and second quarters of 2006.
Interest income generated from our short-term investment in interest bearing securities for the three and six months ended June 30, 2006 was $59,046 and $76,711, respectively. We did not have any interest income during the first and second quarters of 2005, as our cash management investing program began in the third quarter of 2005.
Net earnings for the three months ended June 30, 2006 was a net loss of $1,238,549, as compared to a net loss of $1,509,723 for the three months ended June 30, 2005. The decrease in net loss was primarily due to a decrease in stock compensation expense, partially offset by increased selling, general and administrative expenses, as discussed above. The basic and diluted net earnings per common share for the three months ended June 30, 2006 and 2005 was $(0.01) and $(0.02), respectively.
Net earnings for the six months ended June 30, 2006 was a net loss of $2,621,231, as compared to a net loss of $2,528,410 for the six months ended June 30, 2005. The increase in net loss was primarily due to an overall increase in operating expenses, partially offset by increased revenues, as discussed above. The basic and diluted net earnings per common share for the six months ended June 30, 2006 and 2005 was $(0.03) for both periods.
New Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on our results of operations or our financial position.
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
As of June 30, 2006, after a review of the intangible asset account balances applied to the valuation criteria above, there has been no impairment of the long-lived intangible assets recorded in our financial statements.
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
Deferred Income Taxes
Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At June 30, 2006, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.
Liquidity and Capital Resources
A critical component of our operating plan affecting our ability to execute the product commercialization process is the cash resources needed to pursue our marketing and sales objectives. Although adequate cash balances stemming from the successful sales of equity during the second and third quarters of 2005 exist to fund near term operations, until we are able to generate positive and sustainable operating cash flow, our ability to attract additional capital resources in the future will be critical to continue the funding of our operations.
While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, as a result of the successful sales of equity during 2005, we have adequate cash balances to fund operations through at least mid-2007.
During the first and second quarters of 2006, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.
Cash flow from operating activities was ($2,343,244) for the six months ended June 30, 2006, compared to ($1,428,591) for the six months ended June 30, 2005. The decrease in cash flow from operating activities was due primarily to an increase in working capital requirements ($401,182) and higher selling, general and administrative expenses ($611,524), as explained above.

Cash used in investing activities was $8,440 for the six months ended June 30, 2006, as compared to $0 for the six months ended June 30, 2005. This increase in investing cash flow was due to network server upgrades during the first quarter of 2006.
Cash provided by financing activities was $0 for the six months ended June 30, 2006, as compared to $2,153,530 for the six months ended June 30, 2005. This decrease in financing cash flow was due to no financing activities occurring in the first two quarters of 2006, compared to proceeds received from the exercise of stock options ($560,875) and the private placement issuance of restricted common stock to accredited investors ($1,092,655) and to a significant shareholder and Director ($500,000).
Net cash decreased by $2,351,684 for the six months ended June 30, 2006, as compared to an increase in net cash of $724,939 for the six months ended June 30, 2005.
Working capital at June 30, 2006 was $3,762,562, as compared to $5,423,059 at December 31, 2005. This decrease was primarily attributable to an increase in cash operating requirements, as described above.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.
Item 4. Controls and Procedures
(a)	Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2006. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2006.

(b)	There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to legal proceedings in the normal course of business. Based on an evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on our results of operations or financial position.
Item 1A. Risk Factors
Our registration statement on Form S-1 declared effective by the SEC on May 26, 2006 included the following two risk factors, which were not a part of our 2005 annual report on Form 10-K:
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
INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By:	/s/ Jonathan R. Burst	Date: August 1, 2006

Jonathan R. Burst Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gary S. Hirstein	Date: August 1, 2006

Gary S. Hirstein
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)