Form 10-Q
period 2006-09-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2006-11-13
CIK 1078723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐ No ☑
     The number of shares outstanding of registrant’s only class of stock as of November 9, 2006: Common stock, par value $0.01 per share — 84,861,326 shares outstanding.

INTERNATIONAL FUEL TECHNOLOGY, INC.
BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$297,402	$3,382,012
Short-term investments	2,495,500	2,480,500
Accounts receivable	33,381	5,451
Inventory	444,755	122,724
Prepaid expenses and other assets	68,883	74,280

Total Current Assets	3,339,921	6,064,967

Property and equipment
Machinery, equipment and office furniture	63,953	34,914
Accumulated depreciation	(32,660)	(27,617)

Net Property and Equipment	31,293	7,297

Purchased technology, net of accumulated amortization of $2,133,333 and $1,833,332 at September 30, 2006 and December 31, 2005, respectively	266,667	566,668
Goodwill	2,211,805	2,211,805

Total Assets	$5,849,686	$8,850,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$173,479	$486,754
Accrued compensation	19,581	155,154

Total Current Liabilities	193,060	641,908

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value; 150,000,000 authorized, 84,861,326 and 84,719,724 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	848,614	847,198
Common stock to be issued: 77,000 shares at December 31, 2005	—	770
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	54,030,606	52,796,183
Accumulated deficit	(48,402,671)	(44,615,399)

Total Stockholders’ Equity	5,656,626	8,208,829

Total Liabilities and Stockholders’ Equity	$5,849,686	$8,850,737

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Revenues	$35,544	$7,265	$235,740	$63,848

Operating expenses
Cost of operations (exclusive of depreciation and amortization)	16,572	1,454	168,848	38,201
Selling, general and administrative expense	780,038	741,731	2,556,727	1,906,896
Stock compensation expense	349,444	651,183	1,116,088	1,833,751
Depreciation and amortization	102,515	100,844	305,044	301,357

Total operating expenses	1,248,569	1,495,212	4,146,707	4,080,205

Net earnings from operations	(1,213,025)	(1,487,947)	(3,910,967)	(4,016,357)

Interest income	46,984	—	123,695	—

Total other income (expense), net	46,984	—	123,695	—

Net earnings	$(1,166,041)	$(1,487,947)	$(3,787,272)	$(4,016,357)

Basic and diluted net earnings per common share	($0.01)	($0.02)	($0.04)	($0.05)

Weighted-average common shares outstanding	84,506,935	81,540,328	84,497,275	79,752,112
See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006
(Unaudited)

			Discount
	Common	Common	on	Additional
	Stock	Stock	Common	Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

Balance, December 31, 2005	84,796,724	$847,968	$(819,923)	$52,796,183	$(44,615,399)	$8,208,829
Stock to be issued/options granted for directors services (Note 3)	—	—	—	138,430	—	138,430
Proceeds from stock options exercised (Note 3)	64,602	646		31,655		32,301
Expense relating to stock-based compensation (Note 3)	—	—	—	1,064,338	—	1,064,338
Net earnings	—	—	—	—	(3,787,272)	(3,787,272)

Balance, September 30, 2006	84,861,326	$848,614	$(819,923)	$54,030,606	$(48,402,671)	$5,656,626

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
Cash Flows from Operating Activities:
Net earnings	$(3,787,272)	$(4,016,357)
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	305,044	301,357
Bad debt provision	6,053	6,741
Non-cash stock-based compensation	1,116,088	1,833,751
Change in assets and liabilities:
Accounts receivable	(33,983)	(19,418)
Inventory	(322,031)	(138,444)
Prepaid expenses and other assets	(9,603)	(80,157)
Accounts payable	(313,275)	9,569
Accrued compensation	(48,893)	(5,703)

Net cash used in operating activities	(3,087,872)	(2,108,661)

Cash Flows from Investing Activities:
Acquisition of office furniture	(29,039)	(4,721)

Net cash used in investing activities	(29,039)	(4,721)

Cash Flows from Financing Activities:
Proceeds from stock options exercised	32,301	843,500
Proceeds from common stock issued	—	6,999,979

Net cash provided by financing activities	32,301	7,843,479

Net (decrease)/increase in cash and cash equivalents	(3,084,610)	5,730,097
Cash and cash equivalents, beginning	3,382,012	530,275

Cash and cash equivalents, ending	$297,402	$6,260,372

Schedule of non-cash operating activities:

Other	$86,680	$40,600
Shares issued in payment of legal settlement	—	150,473
Shares issued in pre-payment of salary	—	81,500

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
International Fuel Technology, Inc. is in the process of executing a strategy based upon developing fuel economy technologies that offer enhanced engine performance and pollution emission control. We have several technologies in the development and commercialization stages. We have received necessary regulatory approval to market our products currently in the commercialization phase. During the first quarter of 2002, we began selling our products directly to the commercial marketplace. We expect to increase our sales to the marketplace, eventually generating a level of revenues sufficient to generate positive cash flow and earnings. The equity infusion that occurred during the second and third quarters of 2005, described below, has improved our cash position. While management cannot make any assurance as to the accuracy of our projections of future capital needs, management believes we will be able to meet our cash needs through at least mid-2007 without any additional funding.
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
Note 2 — 2005 Equity Issuances
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
Note 3 — Accounting for Stock-based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123R”), applying the modified prospective method. Prior to the adoption of SFAS 123R, we applied the provisions of Accounting Principles Bulletin Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for our stock-based awards, and accordingly, recognized no compensation costs for our stock option grants other than for instances where APB 25 required variable accounting related to stock option modifications and share-based payments to non-employees. Under the modified prospective method, SFAS 123R applies to new awards and awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first nine months of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model. As a result of our decision to adopt SFAS 123R using the modified prospective method, prior period results have not been restated. Since our adoption of SFAS 123R, there have been no changes to our equity plans or modifications to outstanding stock-based awards.
Stock-based compensation expense recorded in the three months and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September	September 30,	September 30,
	2006	30, 2006	2005	2005
	(SFAS 123R)	(SFAS 123R)	(APB 25)	(APB 25)
Variable plan accounting related to stock compensation modifications	$—	$—	$791,710	$589,820
Stock-based payments to non-employees	80,000	213,334	(154,110)	1,111,748
Stock-based payments to employees/directors	269,444	902,754	13,583	132,183

Total stock-based compensation expense	$349,444	$1,116,088	$651,183	$1,833,751
Before adoption of SFAS 123R, pro forma disclosures were used to reflect the potential impact of accounting under the fair value techniques of SFAS 123R rather than under the intrinsic value techniques under APB 25. The following table provides information regarding fair value of stock-based compensation granted during the three and nine months ended September 30, 2005 and relevant pro forma information regarding stock-based compensation for the same periods in 2005.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Weighted-average fair value of options granted	$1.48	$1.92
Weighted-average assumptions:
Risk-free interest rate	3.82%	3.82%
Dividend yield	—	—
Expected volatility	1.5	1.5
Expected option life (years)	5	4.75

Net earnings
As reported	($1,487,947)	($4,016,357)
Add recorded stock-based compensation expense	$651,183	1,833,751
Deduct stock-based compensation expense as if recorded under the fair value based method	($842,441)	($4,306,795)

Pro forma net earnings	($1,679,205)	($6,489,401)

Basic and Diluted net earnings per share:
As reported	($0.02)	($0.05)
Pro forma	($0.02)	($0.08)
The aggregate intrinsic value (defined as the spread between the market price of our common stock as of the end of the period and the exercise price of the stock options) for stock options outstanding and exercisable as of September 30, 2006 was $6,360,129 and $6,356,879, respectively.

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
Options issued to employees
During the third quarters of 2006 and 2005, 75,000 and 150,000 employee options were granted, respectively. During the second quarters of 2006 and 2005, 30,000 and 2,750,198 employee options were granted, respectively. Of the employee options granted during the second quarter of 2005, 1,375,099 employee options have subsequently been cancelled. No employee options were granted in the first quarters of 2006 and 2005.
Options issued to non-employees
No non-employee options were granted in the second and third quarters of 2006. In the first quarter of 2006, 400,000 stock options were granted to a non-employee consultant for services through January 31, 2008. These options, with an exercise price of $1.88 per share (our per share market price on date of grant) and a contractual life of five years, were valued at $1.60 per share. The related aggregate consulting expense of $640,000 will be recognized over the term of the service agreement.
During the second quarter of 2005, 3,000,000 options were granted to FT Marketing Ltd. (“FTM”), a marketing affiliate of Fuel Technologies Ltd. (“FTL”). FTL was formed for the purpose of marketing and distributing our products. Mr. Charles A. Stride, a director of International Fuel Technology, Inc., is President of FTL. Mr. Dion Friedland, who owns more than five percent of our common stock, is the Chairman of FTL. 1,000,000 of these options vested immediately, yielding $720,000 in stock option expense. These options subsequently expired during the second quarter of 2006. The remaining 2,000,000 options vested upon the completion of our equity raise in late 2005. No non-employee options were granted in the first and third quarters of 2005.
Sale of stock and issuance of warrants
No shares of our common stock were sold and no warrants were issued during the first nine months of 2006.
During the third quarter of 2005, 3,579,678 shares of common stock (including 894,918 attachable warrants) yielding $5,407,324 in proceeds were issued to accredited investors in conjunction with our 2005 equity raise. Included in this total were 2,625,174 common shares (including 656,295 attachable warrants) issued to Mr. Dion Friedland or interests controlled by Mr. Friedland; and 35,000 common shares (including 8,750 attachable warrants) issued to Mr. Charles A. Stride, a director of International Fuel Technology, Inc. These equity transactions to Mr. Friedland and Mr. Stride represent related party transactions.
During the second quarter of 2005, 868,300 shares of common stock (including 217,075 attachable warrants) yielding $1,092,655 in proceeds were issued to accredited investors in conjunction with our 2005 equity raise. Included in this total was 539,929 common shares (including 134,982 attachable warrants) issued to Mr. Dion Friedland or interests controlled by Mr. Friedland. These equity transactions to Mr. Friedland represent related party transactions.
During the first nine months of 2005, 357,397 shares of our common stock were sold to a significant shareholder and director, yielding $500,000 in proceeds.
On April 28, 2006, we entered into an agreement with First Asia Fuels Corp. (“First Asia”) pursuant to which the exclusive distribution agreement between First Asia and the Company was terminated. All distribution rights to China, The Philippines, Indonesia, Malaysia, Singapore, South Korea, Hong Kong

and Vietnam were reacquired by us. In addition, 2,000,000 unvested options to purchase our common stock granted to First Asia, and 4,000,000 unvested warrants to purchase our common stock granted to a related party were cancelled effective April 28, 2006. Pursuant to the agreement, all claims, disputes and other matters between the parties have been completely settled and full releases have been obtained.
Exercise of options
During the third quarter of 2006, we received proceeds of $32,301 from the issuance of 64,602 shares of common stock as a result of the exercise of options by a former director. No options were exercised in the first two quarters of 2006. During the first nine months of 2005, we received proceeds of $843,500 from the issuance of 1,718,500 shares of common stock as a result of the exercise of options.
Issuance of stock for services and legal settlement
No shares of our common stock were issued during the first nine months of 2006 for services or legal settlement. In the first quarter of 2005, we issued 50,000 shares of common stock to a consultant as compensation for future consulting-related travel expenditures, 33,000 shares of common stock to a director for past Board services and 46,828 shares of common stock as a partial litigation settlement. In the second quarter of 2005, 10,514 shares of common stock were issued as a partial litigation settlement. During the third quarter of 2005, we issued 50,000 shares of our common stock in lieu of cash compensation (recorded as prepaid salary expense) and 11,752 shares of common stock in full settlement of a prior litigation.
The following is a summary of non-vested stock awards activity (including contingent options):

		Weighted-average
	No. of	Grant Date Fair
	Options	Value
Non-vested as of December 31, 2005	7,555,099	$0.63
Granted	505,000	$1.48
Vested	(458,367)	$1.94
Cancelled/Expired	(6,100,000)	$0.33

Non-vested as of September 30, 2006	1,501,732	$1.76
As of September 30, 2006, there was $1,208,066 of total pre-tax unrecognized stock-based compensation costs related to our stock options, which will be recognized over the periods through April 2008.
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
Forward-looking Statements and Associated Risks
This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control, including, but not limited to, economic, competitive and other factors affecting our operations, markets, products and services, expansion strategies and other factors described elsewhere in this report and documents filed by the Company with the SEC. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, prove accurate. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.
Overview
We are a fuel performance enhancement technology company transitioning to a commercial enterprise. Our focus is marketing and selling our technology to large, commercial fuel consumers in global markets. We believe the macro economic environment for our technology and products is excellent now and will continue to be so for the foreseeable future. We believe ever-increasing fuel environmental regulations will likely result in increased demand for additive products to help offset adverse fuel performance and engine impacts resulting from these regulations. In addition, we believe the increase in the price of oil, along with the higher prices expected in the future, will increase demand for fuel efficiency and conservation. Our products and technology are uniquely positioned to benefit from this macro environment by offering fuel performance enhancement solutions that specifically address these macro developments and trends.
Building upon the momentum generated during 2005 and the first half of 2006, additional progress toward our corporate and product commercialization goals was accomplished in the third quarter of 2006. The favorable laboratory testing and field trial results completed during the first half of 2006 has led to further positive directional movement to commercial acceptance of our products. Skinner Transportation, Inc., a 140 truck fleet carrier, selected DiesoLIFTTM after successful field trials indicated a 5% to 7% fuel efficiency improvement. An initial purchase order for DiesoLIFTTM was received from Colcom SAC, a Peruvian company recently appointed as a commercial partner to market our products in Peru, Ecuador and Chile. Stationary power industry sales prospects received a significant boost following a decision by the Philippine National Power Corp. (“Napocor”), a division of the Philippine Department of Energy, to proceed with the government procurement approval process to enable placement of a purchase order for DiesoLIFTTM.
Product distribution coverage was enhanced during the third quarter of 2006 by the signing of a non-exclusive distribution agreement with the previously mentioned Colcom group in South America. Distributor relationships are now in place in much of the world outside North America. Distributor activities in the form of customer field trials increased considerably during the third quarter of 2006, particularly in South Africa. During the third quarter of 2006, Equipment Engineers, Inc., our exclusive distributor for The Philippines and a subsidiary of the Yuchengco Group of Companies, began a heavy fuel oil field trial in The Philippines for stationary power barges owned by Napocor. This follows the favorable results generated from field trials previously conducted on light fuel oil-fired stationary power barges. Customer field trial activities are expected to increase as our product recognition and commercialization efforts generate increased visibility and traction in targeted industries.
Specific business trends have developed as a result of our commercialization efforts. Although significant, recurring customer sales and revenue streams have not yet materialized, the number and magnitude of customer trials is increasing at a rapid rate. We believe the commercialization process for our products is composed of four distinct stages:
•	stage 1 — independent laboratory testing;
•	stage 2 — initial customer contact detailing independent laboratory results generated;
•	stage 3 – small-scale field trials with potential customers; and
•	stage 4 – large-scale field trials with potential customers to confirm favorable results generated from initial small-scale trials.
We have stage three and stage four activities underway with several potential customers in the trucking and stationary power industries. Also, we believe favorable results from laboratory testing aimed at the rail industry in the U.S. and Europe will lead to a significant stage 2 effort during the fourth quarter of 2006 and the first quarter of 2007. At the conclusion of these active trials and tests, we anticipate results that correlate closely with the positive, observed testing results obtained during the first half of 2006. We believe these validations by potential customers will provide additional support of the efficacy of our products in improving fuel economy, lowering maintenance expenses and lowering engine emissions. We believe the successful demonstration of these product attributes, both in the laboratory and in real world field testing, will lead to customer sales during the fourth quarter of 2006 and first quarter of 2007.
Corporate developments during the third quarter of 2006 included the continued use of a media relations firm and an investor relations company to facilitate targeted industry visibility of our company and products to enhance recognition of our company and identify and develop prospects among the investing community.
Three and Nine Months Ended September 30, 2006 Compared to the Three and Nine Months Ended September 30, 2005
Net revenue for the three months ended September 30, 2006 was $35,544, as compared to $7,265 for the three-month period ended September 30, 2005. Sales revenue in the third quarter of 2006 was due primarily to purchases by our distributor network (Equipment Engineers, Inc. and Colcom SAC) and by customers who have completed successful field trials.
Net revenue for the nine months ended September 30, 2006 was $235,740, as compared to $63,848 for the nine-month period ended September 30, 2005. This increase in net revenue of $171,892 was due to increased sales volume, partially offset by marketing fees (described below). Sales revenue for the first nine months of 2006 was due primarily to contractual purchases by our distributor network and included sales to Kyoto Fuel Technologies Ltd. ($69,615), FTL ($69,594) and Supreme Fuel Technologies Pty Ltd. ($69,615), all related parties to the Company. Sales revenue generated during the first nine months of 2006 resulted primarily from the sale of DiesoLIFTTM.
At the end of the second quarter of 2006, we recorded $25,136 for a contra-revenue international marketing fee that is paid to FTM for sales revenues and subsequent cash collections generated from FTM sales leads. These fees are included in the year-to-date net revenue totals described above.
Total operating expense was $1,248,569 for the three months ended September 30, 2006, as compared to $1,495,212 for the three-month period ended September 30, 2005. This represents a $246,643 decrease from the prior period, and was primarily attributable to a decrease in stock compensation expense (described below), partially offset by increases in selling, general and administrative expense (described below) and cost of operations, due to increased sales.
Total operating expense was $4,146,707 for the nine months ended September 30, 2006, as compared to $4,080,205 for the nine-month period ended September 30, 2005. This represents a $66,502 increase from the prior period, and was primarily attributable to increases in selling, general and administrative expense (described below) and cost of operations, due to increased sales. These increases were partially offset by a decrease in stock compensation expense (described below).
Selling, general and administrative expense for the three months ended September 30, 2006 was $780,038, as compared to $741,731 for the three-month period ended September 30, 2005. This increase of $38,307 was primarily attributable to an increase in research and development expense ($65,954) as a result of increased independent product testing activities and an increase in investor relations expense ($31,820) related to the retention of an investor relations firm in the second quarter of 2006. These increases were partially offset by decreases in professional services ($52,600) due to less intellectual property litigation and decreases in marketing-related travel expenses.
Selling, general and administrative expense for the nine months ended September 30, 2006 was $2,556,727, as compared to $1,906,896 for the nine-month period ended September 30, 2005. This increase of $649,831 was primarily attributable to an increase in research and development expense

($360,301) as a result of increased independent product testing activities; an increase in professional services ($153,596) primarily due to increased intellectual property litigation and increased accounting and legal fees associated with the filing of an S-1 registration statement; and an increase in investor relations ($65,643) due to the retention of an investor relations firm in the second quarter of 2006.
Stock compensation expense for the three months ended September 30, 2006 was $349,444, as compared to stock compensation expense of $651,183 for the three-month period ended September 30, 2005. The $301,739 decrease in stock compensation expense from the prior year period was primarily attributable to expense recorded on employee options accounted for under variable accounting due to an increase in our stock price between the second and third quarters of 2005. The third quarter 2005 increase in expense recorded on employee options accounted for under variable accounting was partially offset by stock option expense recorded in the third quarter of 2006 under SFAS 123R. With the implementation of SFAS 123R in the first quarter of 2006, employee options are no longer accounted for under variable accounting.
Stock compensation expense for the nine months ended September 30, 2006 was $1,116,088, as compared to stock compensation expense of $1,833,751 for the nine-month period ended September 30, 2005. The $717,663 decrease in stock compensation expense from the prior year period was primarily attributable to the implementation of SFAS 123R during 2006 and the second quarter of 2005 issuance of options with an immediate vesting to FTM that yielded $720,000 of stock compensation expense. Stock compensation expense for the nine months ended September 30, 2005 was also negatively impacted by the recording of employee options accounted for under variable accounting due to an increase in our stock price between the end of fiscal year 2004 and the third quarter of 2005. With the implementation of SFAS 123R in the first quarter of 2006, employee options are no longer accounted for under variable accounting.
Amortization and depreciation expense for the three and nine months ended September 30, 2006 was $102,515 and $305,044, respectively. These amounts were consistent with comparable 2005 periods. No significant capital expenditures were made in the first nine months of 2006.
Interest income generated from our short-term investment in interest bearing securities for the three and nine months ended September 30, 2006 was $46,984 and $123,695, respectively. We had nominal interest income during the comparable prior year periods, as our cash management investing program began in the third quarter of 2005.
Net earnings for the three months ended September 30, 2006 was a net loss of $1,166,041, as compared to a net loss of $1,487,947 for the three months ended September 30, 2005. The decrease in net loss was primarily due to a decrease in stock compensation expense, partially offset by increased selling, general and administrative expenses, discussed above. The basic and diluted net earnings per common share for the three months ended September 30, 2006 and 2005 was $(0.01) and $(0.02), respectively.
Net earnings for the nine months ended September 30, 2006 was a net loss of $3,787,272, as compared to a net loss of $4,016,357 for the nine months ended September 30, 2005. The decrease in net loss was primarily due to a decrease in stock option expense and increased gross sales margin, partially offset by increased selling, general and administrative expenses, discussed above. The basic and diluted net earnings per common share for the nine months ended September 30, 2006 and 2005 was $(0.04) and $(0.05), respectively.
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on our results of operations or our financial position.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by the Company beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.
In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension and other post-retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. We will be required to adopt the provisions of SFAS 158 in our annual financial statements for fiscal year 2007. We do not believe that the adoption of the provisions of SFAS 158 will materially impact our financial statements.
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

As of September 30, 2006, after a review of the intangible asset account balances applied to the valuation criteria above, there has been no impairment of the long-lived intangible assets recorded in our financial statements.
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
Deferred Income Taxes
Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At September 30, 2006, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.
Liquidity and Capital Resources
A critical component of our operating plan affecting our ability to execute the product commercialization process is the cash resources needed to pursue our marketing and sales objectives. Although adequate cash balances stemming from the successful sales of equity during the second and third quarters of 2005 exist to fund near term operations, until we are able to generate positive and sustainable operating cash flow, our ability to attract additional capital resources in the future will be critical to continue the funding of our operations. While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, as a result of the successful sales of equity during 2005, we have adequate cash balances to fund operations through at least mid-2007. If we are unable to generate positive and sustainable operating cash flows by this time, we will need to raise additional capital to fund our operations.
If prior to the issuance of our audited financial statements for the year ending December 31, 2006, sustainable operating cash flows have not materialized or additional capital or commitment to provide additional capital has not been secured, it is possible that, in its Auditors’ Report related to those financial statements, our independent registered public accounting firm may make reference to its substantial doubt about our ability to continue as a going concern.
During the first nine months of 2006, we did not make significant investments in property and equipment and do not anticipate the need for doing so in the immediate future.
Cash used in operating activities was $3,087,872 for the nine months ended September 30, 2006, compared to $2,108,661 for the nine months ended September 30, 2005. The decrease in cash flow from operating activities was due primarily to an increase in working capital requirements ($493,632) and higher selling, general and administrative expenses ($649,831), explained above.
Cash used in investing activities was $29,039 for the nine months ended September 30, 2006, as compared to $4,721 for the nine months ended September 30, 2005. The increase in cash used in investing activities was due to office equipment purchases and network server upgrades made in the current year.

Cash provided by financing activities was $32,301 for the nine months ended September 30, 2006, as compared to $7,843,479 for the nine months ended September 30, 2005. This decrease in financing cash flow was due in part to minimal proceeds received from the exercise of stock options ($32,301) in the first nine months of 2006, as compared to the $843,500 received from option exercises during the first nine months of 2005. In addition, for the nine months ended September 30, 2005, we received proceeds of $6,999,979 from the private placement issuance of restricted common stock to accredited investors ($6,499,979) and to a significant shareholder and director ($500,000). We received no proceeds from private placements during the first nine months of 2006.
Net cash decreased by $3,084,610 for the nine months ended September 30, 2006, as compared to an increase in net cash of $5,730,097 for the nine months ended September 30, 2005.
Working capital at September 30, 2006 was $3,146,861, as compared to $5,423,059 at December 31, 2005. This decrease was attributable to an increase in cash operating requirements, described above.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.
Item 4. Controls and Procedures
(a)	Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2006. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2006.
(b)	There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to legal proceedings in the normal course of business. Based on an evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on our results of operations or financial position.
In December 2005, a former employee of the Company and a former consultant to the Company filed a joint lawsuit against the Company and certain of its directors in the St. Louis County, Missouri Circuit Court. The relief sought by the plaintiffs includes payment of compensation under the former employee’s Employment Agreement, issuance of shares of Company stock under a Share Purchase Agreement entered into between each plaintiff and the Company in April 2001, and release from the plaintiffs’ non-competition obligations. The Company has filed counter-claims against the plaintiffs, seeking monetary damages and enforcement of the plaintiffs’ non-competition obligations. The Company believes its defense and counter-claims are meritorious and intends to aggressively pursue this matter.
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
These risk factors represent additional clarification of previous disclosures made by the Company in various external filings.
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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By:	/s/ Jonathan R. Burst	Date: November 13, 2006
Jonathan R. Burst
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary S. Hirstein	Date: November 13, 2006
Gary S. Hirstein
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)