Form 10-K
period 2006-12-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2007-04-02
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Common Stock, $0.01 Par Value

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $46,606,011.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 84,861,326 as of March 19, 2007
DOCUMENTS INCORPORATED BY REFERENCE
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

INTERNATIONAL FUEL TECHNOLOGY, INC.
FORM 10-K
For The Fiscal Year Ended December 31, 2006
Exhibit Index
Amended and Restated Long Term Incentive Plan

Jonathan R. Burst employment contract
Subsidiaries
Consent of BDO Seidman, LLP
Certification of CEO Pursuant to Rule 13(a)-14(a)
Certification of CFO Pursuant to Rule 13(a)-14(a)
Certification of CEO Pursuant to 18 U.S.C. Section 1350
Certification of CFO Pursuant to 18 U.S.C. Section 1350

PART I
FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this document within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s current reasonable expectations, estimates and projections. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks include, but are not limited to, risks relating to economic, competitive and other factors affecting our operations, markets, products and services and marketing and sales strategies, as well as the risks noted under the section in this report entitled “Risk Factors.” We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.
Item 1. Business
INTRODUCTION
International Fuel Technology, Inc. (“IFT”) was incorporated in Nevada on April 9, 1996 by a team of individuals who sought to address the challenges of reducing harmful emissions while at the same time improving the operating performance of internal combustion engines, especially with respect to fuel economy and engine cleanliness. After our incorporation, our initial focus was product research and development, but beginning in late 2005 and early 2006, our efforts have been directed to commercializing our product slate, primarily our diesel fuel additive, DiesoLIFTTM, by focusing on marketing, sales and distribution efforts.
We are engaged in one reportable industry segment. Financial information regarding this segment is contained in our financial statements and notes thereto included in this report.
At December 31, 2006, we had eight full-time employees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that our employee relations are good.
We are a technology company that has developed a range of fuel additive products that improve the combustion characteristics of petroleum-based fuels and renewable liquid fuels. This provides significant benefits including improvement in fuel economy, clean up and prevention of fuel system deposits and a reduction in harmful emissions. Unlike traditional petroleum-based fuel additives, all of our products contain environmentally friendly detergent surfactants. These surfactants decrease the energy required to create new surfaces at liquid-air, liquid-liquid and liquid-solid (pipe wall) interfaces, which in turn create the beneficial effects of our technology. The surfactant products are manufactured by an Air Products, Inc. subsidiary, pursuant to a manufacturing and supply contract from chemical raw materials supplied by Air Products, Inc. and other third parties.
We have developed additive products for diesel, gasoline and kerosene (heating oil) fuels. The process of blending our products with fuel is easily accomplished through a variety of blending mechanisms, including automatic direct injection and manual splash blending. The surfactant base of our technology and products is unlike other conventional fuel additive technologies. Because of the unique character of surfactant molecules, our formulations provide an effective coating of the fuel system, increasing lubricity (reducing engine wear and tear), while the detergent character of the molecules prevents deposit formation on fuel injectors. In addition, the dispersal of the surfactant molecules throughout the fuel results in greater fuel atomization through engine fuel injectors, increasing combustion efficiency, improved fuel economy and emissions reduction.
Our additive products are easily splash-blended into motor fuels, or combined with base motor fuels plus other fuel formulations, including synthetic diesel, ethanol, bio-diesel, and urea/water, creating environmentally friendly finished fuel blends. The resulting fuel blends improve fuel economy, enhance fuel system lubricity and reduce harmful engine emissions, while decreasing usage of petroleum-based fuels through the combination of our products with the alternative and renewable fuels. With the increasing pressure from public and private efforts around the world to reduce the level of harmful engine emissions, combined with the high cost of base fuel, we believe our technology is poised to become one of the leading fuel performance enhancement technologies available to facilitate the worldwide effort to address these issues.
We have funded and completed several independent laboratory testing efforts conducted by various well regarded laboratories in the United States, Europe, South Africa and Thailand to confirm the efficacy of our technology and are utilizing the positive results of this testing to facilitate our marketing and sales activities. Customer focused field-testing and various other laboratory testing efforts are underway to further product commercialization efforts.
TECHNOLOGY
Our surfactant-based additive formulations are composed of a complex mixture of chemical molecules which, when blended into petroleum distillates, lower the base fuel’s overall surface tension. This allows for improved atomization of the fuel in the induction and combustion chambers, resulting in a more complete and efficient burn, improving fuel economy and reducing harmful emissions. Due to their inherent lubricity, detergency and emulsification properties, our additives also (i) substantially increase fuel lubricity; (ii) eliminate phase separation when combining petroleum-based fuels with oxygenates, such as ethanol; (iii) act as a detergent in the fuel delivery system and significantly reduce deposits on fuel injector heads; and (iv) emulsify any free water in the system.
Once the additive is blended with a base fuel, the blend forms a stable solution. No additional mixing or agitation is required for the fuel blend to remain perfectly mixed.
The following summarizes the primary benefits of our technology:
• Fuel economy: The reduction in the fuel’s overall surface tension, allowing for improved atomization, results in a more complete burn. The engine, therefore, is effectively maximizing the inherent energy in the fuel. Fuel economy is also enhanced by (i) increased lubricity which reduces friction in the fuel system, and (ii) the detergency effect which prevents the deterioration of engine performance caused by detrimental deposits.
• Lubricity: The additive will adsorb to the sides of the engine fuel system. This has the effect of coating the fuel system and reducing the friction created as the fuel flows through it.
• Detergency: Because surfactants are detergents, they will act to constantly clean the fuel system and engine. The detrimental deposits, which might occur in ordinary use, are washed out and retained by fuel and lube oil filters.
• Emissions: The improved atomization of the fuel, resulting from the use of our additives, provides for a more complete combustion of the fuel. As a result, the amount of harmful carbon monoxide, unburned hydrocarbons and particulate matter (“PM”) emissions are reduced significantly. The increased fuel efficiency and economy resulting from the use of our additive means that less fuel has to be burned for the same power output. Therefore, for the same power output, less carbon dioxide and nitrogen oxides (“NOx”) (both “green house” gases) are released into the atmosphere.
• Co-solvency: An exciting benefit of our additive technology is the ability to hold limited amounts of ethanol and water in gasoline and diesel as a stable, homogeneous fuel. This is possible because our additives are based on surfactant physical chemistry. This enables the water/ethanol molecules to be distributed throughout the fuel in a stable and homogeneous manner, preventing phase separation and enhancing uniform combustion.
• Microbial contamination: If water is present in the fuel, and phase separation occurs, aerobic and anaerobic bacterial and fungal growths may occur in the aqueous phase. The co-solving effect of our additives prevents phase separation from occurring and eliminates the environment for microbial growth. This reduces the need for biocides to treat the fuel, which can be expensive and difficult to handle.
• Corrosion inhibitors: Our fuel additives are natural corrosion inhibitors. When the additive surfactant molecules adsorb to the side of the fuel system, they provide a protective coating. Also, the ability to co-solve any free water in the fuel, and prevent phase separation, helps prevent any corrosion that may occur due to the aqueous phase.
• Reduced maintenance: The combined effects of improved lubricity, detergency, water co-solvency, corrosion inhibition, and cleaner burn resulting from the use of our additive technology extend the service life of the engine while reducing maintenance costs.
Research and development costs are expensed as incurred. Expense for 2006, 2005 and 2004 was $530,110, $310,230, and $108,146, respectively.
INTELLECTUAL PROPERTY
We have filed three patents resulting in five national applications pertaining to different uses of our proprietary technology relating to our fuel additives and fuel blends.
A patent application covering the chemical formulations for the additives DiesoLIFTTM, GasoLIFTTM and KeroLIFTTM has been filed and is pending. We have also filed an international patent application, under the Patent Cooperation Treaty covering our technology in many countries. In addition, we and Tomah Products, Inc. (“Tomah”), an Air Products, Inc. subsidiary (see “Manufacturing Partner”), have filed a joint patent pertaining to urea/water technology. These patent applications protect our technology in many countries.
Additional patent applications for extension of our technology are constantly evaluated as additional scientific, technical data and laboratory testing results become available.
INDEPENDENT TESTING
There are two primary methods of product testing: laboratory bench tests and field trials. We utilize both testing methods to further develop the body of test data necessary to support marketing and sales efforts. As our Company has matured, we have become aware of the importance of developing and managing specific testing protocols for field-based testing and adhering to already developed, industry recognized testing standards when engaged in laboratory bench tests. Numerous variables exist in any testing protocol and if not carefully managed, one change in one variable can skew test results. To address this challenge, standardized testing and trial evaluation protocols, both industry prescribed and custom developed are followed whenever lab or field-testing is undertaken. The use of these protocols allows us to: (i) effectively analyze and interpret test results; (ii) ensure testing is structured and conducted in a controlled way; (iii) ensure we will have full access to all testing results conducted by third parties; and (iv) assist our marketing and sales efforts through potential client recognition of and attention to results generated from industry adopted testing protocols.
In addition to extensive field-based customer trials completed or under way, we have funded extensive laboratory bench testing at two well-known independent testing laboratories, Southwest Research Institute (“SWRI”), in San Antonio, Texas and Prodrive Ltd. in the United Kingdom. Test results have confirmed the effectiveness of our additive formulations. In particular, all IFT fuel blends tested achieved: (i) an increase in fuel economy; (ii) same engine power or torque; (iii) an increase in lubricity; (iv) relative reduction in CO2 and NOx; and (v) absolute reduction of carbon monoxide, unburned hydrocarbons and PM emissions.
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
Prodrive Ltd. is an independent fuels and lubricants test laboratory in the United Kingdom. Prodrive works with representatives from engine, oil and additive manufacturers to develop and enhance test methods for the evaluation of fuel, lubricant and additive technologies. Prodrive’s world-class test facilities have more than 100 engineers, with access to more than 50 engine test cells, including the latest and advanced transient dynamometers. Prodrive plays a major role in bringing together all the fuels and lubricants testing bodies from around the world, including the Council for Development of Performance Tests for Transportation Fuels, Lubricants and other Fluids, Japan’s OACIS and ACEA in the United States.
PRODUCTS
We have introduced three trademarked product brands that are being marketed around the world: DiesoLIFTTM, GasoLIFTTM, and KeroLIFTTM.
DiesoLIFTTM The DiesoLIFTTM range of products applies our proprietary fuel enhancing technology to diesel fuel and engines. Specifically formulated for use in heavy distillate fuels, use of DiesoLIFTTM additized fuel blends provides the benefits characterized above to diesel fuel consumers. Variations of DiesoLIFTTM can be specifically formulated to maximize the performance of No. 2 and No. 3 diesel, diesel/bio-diesel blends and diesel/ethanol blends.
GasoLIFTTM
GasoLIFTTM is the range of products specifically designed to apply our fuel enhancing technology to gasoline motor fuel and engines. Use of GasoLIFTTM provides similar benefits to gasoline engines as DiesoLIFTTM provides to diesel engines.
KeroLIFTTM
KeroLIFTTM has been specifically formulated to bring added benefits to heating oils, kerosene fuel systems and oil burners for all oil-fired equipment applications. KeroLIFTTM has a positive effect on the environment by reducing harmful emissions and “green house” gases, and by eliminating smoke.
MANUFACTURING PARTNER
In 2001, we signed a manufacturing agreement with Tomah, a specialty chemical manufacturer, establishing Tomah as our exclusive manufacture and supplier of our fuel performance enhancement products. The agreement allows us to consider sourcing the supply of our products from others, but allows Tomah the right of first refusal to meet the terms of other supplier proposals. If Tomah elects not to meet the third party terms, we then have the right to contract with the third party for the manufacture and supply of our products. The agreement covers existing and to-be-developed fuel performance enhancement additive products utilizing our technology. The agreement also provides for Tomah and us to cooperate and work together to optimize the effectiveness of and reduce the manufacturing and supply costs of the additive product formulations, as well as collaborate on product research and development activities. The agreement has a 15-year term.
Tomah, headquartered in Milton, Wisconsin, with production facilities in both Wisconsin and Louisiana, was purchased by Air Products, Inc., a worldwide manufacturer and supplier of chemical, industrial gases and other industrial products, in 2005. Tomah specializes in the manufacturing of specialty chemicals with an emphasis on industrial surfactants. Tomah manufactures products for a variety of industries, including fuel additives, mining and industrial and institutional cleaning. Tomah markets and distributes its products to companies around the world. Originally founded in 1967, Tomah was acquired by Exxon in 1984 and operated as a division of Exxon Chemical until 1994, when it was spun off in a management buyout. Tomah excels at custom manufacturing and in developing products designed to meet specific needs. We chose Tomah as our manufacturing and supply partner because of Tomah’s manufacturing capabilities, rapid response times, service level, industry contacts and technical expertise. We believe our relationship with Tomah and Air Products, Inc. to be excellent.
REGULATORY ISSUES
Government regulations across the globe regarding motor fuels are continually changing. Most regulation focuses on fuel emissions. However, there is also growing concern about dependence on hydrocarbon based fuels. This is driving legislation and regulation toward mandating alternative fuels such as ethanol and bio-fuels and providing incentives for their development and use. Fuels regulation exists at various levels of government and enforcement around the globe. However, we believe the consistent pattern of regulations designed to reduce harmful emissions and reduce dependence on oil for fuel needs will only become more stringent. This will be an advantage to us as many of our product’s benefits reduce fuel consumption and can improve performance of alternative fuel blends. We believe that as fuels regulatory compliance becomes more burdensome to fuel manufacturers, suppliers and users, demand for the benefits our products deliver should increase. One of our strategies is to monitor government fuel related regulatory activity in the countries strategic to our business plan. This surveillance program is designed to support the product development and intellectual property process to ensure our products respond to the changing regulatory climate and are protected as quickly as possible to maintain competitive advantage. The surveillance program also supports the marketing of our products to accentuate their attributes in helping customers meet the new regulatory compliance directives.
As an example, in January 2000, the Environmental Protection Agency in the United States (“EPA”) enacted a stringent and far-reaching set of diesel emission standards that requires the significant reduction in harmful emissions, especially PM and NOx. These regulations were phased in beginning in 2004, and will be completely in force by 2007. PM in diesel emissions is to be reduced by 90% and NOx is to be reduced by 95%. Of equal importance to diesel fuel producers, the EPA also requires 97% of the sulfur currently in diesel fuel be eliminated beginning in 2006. The elimination of sulfur in diesel fuel will likely cause a decrease in diesel fuel lubricity. Our products are well-positioned to benefit from the more stringent environmental rules, as tests have shown positive PM reduction effects and increased lubricity attributes when our products are added to base diesel fuel.
Another example is the regulation passed applicable to the European Union (“EU”) regarding the use of bio-fuels (bio-diesel and ethanol). The EU is supporting bio-fuels with the aim of reducing “greenhouse gas” emissions, boosting the de-carbonization of transport fuels, diversifying fuel supply sources, offering new income opportunities in rural areas and developing long-term replacements for fossil fuel. In May 2003, the European Parliament and the Council adopted the “Directive on the promotion of the use of bio-fuels or other renewable fuels for transport”. This Directive aims at promoting the use of bio-fuels or other renewable fuels to replace diesel or petrol for transport purposes, with a view to contribute to objectives such as improving the security of energy supply, reducing “greenhouse gas” emissions and creating new opportunities for sustainable rural development. The Directive requires member states to ensure that a minimum proportion of bio-fuels and other renewable fuels for transport is placed on the market and, to that effect, set indicative targets. Reference values for these targets are: 2% for the end of 2005 and 5.75% for the end of 2010, on the basis of energy content of all petrol and diesel for transport purposes. Member states may deviate from the reference values but if they do, they should report their motivations for the deviation to the Commission.
Current efforts are being demonstrated in the United States to encourage the development of alternative fuels and the required use of ethanol. In an effort to reduce dependence on foreign oil and keep up with increasing demand for petroleum products, the United States Department of Energy (“DOE”) has created and sponsored programs that encourage the use of these alternative fuels. The programs, such as the one derived from the Energy Policy Act — EPAct and the ethanol and bio-diesel subsidy programs implemented by the DOE and other government agencies, in response to the 2005 energy legislation, provide significant incentives for the adoption of targeted fuel blends, the performance of which can be enhanced by the use of our products. We believe our products are well positioned to help fuel producers and consumers comply with current and future fuels related regulatory standards and take advantage of existing incentive programs in the United States and the rest of the world.
INDUSTRY AND COMPETITION
Our product slate and business is a part of the hydrocarbon fuels and lubricants additive industry. The industry is composed of a few relatively large companies and a large number of smaller, niche segment participants. We fall into the latter category. Most of the industry revenue streams are today captured by the larger, more visible industry players, with the smaller niche firms competing for a relatively small, but growing, fuel performance enhancement product technology revenue segment. The large firms capture their revenue through sales of proprietary, branded products, or by sales to fuel refiners to meet state and federal fuel specifications, or fuel wholesalers and retailers trying to differentiate their own branded products. The common denominator is all industry participants produce products which are added to hydrocarbon fuels to allow the fuel, or the overall fuel system, to perform better with the additive than without. They do not make the fuel itself.
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
The breadth of existing technologies making claims to have solved engine emissions problems runs the gamut from alternative fueled vehicles (electric cars, fuel cell vehicles, etc.) to engine magnets. Despite the vast amount of research that has been performed with the intention of solving emissions problems, no single technology has yet to gain widespread acceptance from both the public (regulatory) and private sectors. The United States government and the governments of other countries have tried using economic incentives and tax breaks to promote the development of a variety of emissions reduction technologies. However the base cost of many of these incentives coupled with issues such as lack of appropriate infrastructure (e.g., compressed natural gas storage and delivery systems) and technical limitations (e.g., keeping alternative fuels emulsified, significant loss of power and fuel economy with present alternative fuels), currently makes market acceptance of many technologies not economically feasible over the long term.
Given these limitations, it is unlikely that the global marketplace will accept just one technology, or a limited number of technologies to solve the harmful engine emissions problem. We believe the “natural selection” expected to take place over the coming decade for new technologies may evolve on a market-by-market basis and will be largely dependent upon local regulatory conditions. Signs of the changing emissions regulatory environment can be seen in:

•	Europe, where several countries, including the United Kingdom, France and Italy have enacted legislation providing tax breaks to companies that use fuel emulsions blending diesel and water;

•	United States, where legislation has been enacted in Texas granting tax incentives to diesel — water-based emulsions and in California, where low-sulfur diesel is being phased in and agricultural lobbies are promoting the use of alternative fuels such as bio-diesel and ethanol;

•	China, where the central government has supported fuel ethanol development in certain provinces which have responded by building and operating ethanol distilleries, including the largest corn-derived ethanol distillery in the world in Jilin province;

•	Brazil, with a long history of fuel ethanol, where regulations require a fuel blend with up to 25% ethanol; also, a new bio-diesel program has started that requires blends increasing from 2% to 5% bio-diesel in diesel; and

•	EU where the bio-fuels directive imposes a minimum proportion of 5.75% bio-fuels in 2010 (bio-diesel and bio-ethanol) on the basis of energy content of all petrol and diesel for transport purposes.
Because the efforts to reduce harmful engine emissions are so widespread throughout the world, the market for competitive alternatives to existing solutions is relatively robust. In general, these efforts can be placed into four categories:
•	Fuel blends: (including bio-diesel, water and ethanol)

•	Additive technologies: (catalysts such as metallic or precious metal additives)

•	Alternative fuels: (compressed natural gas, bio-diesel, and others)

•	After-market systems: (catalytic converters)
As a result of the pursuit by, primarily, governments around the world to mandate cleaner fuels and less dependence on hydrocarbon based fuels through all the disparate efforts currently underway, we believe no one competitor or technology will come to dominate world market demand for additive technology. Rather, we believe a combination of technologies that maximizes individual product and technology strengths, limits their weaknesses, and delivers the highest cost/value relationship will be used.
Our industry and competitor product slate and technology is constantly evolving. Many competitors make very similar product benefit claims; such as detergency, lubricity and anti-corrosion, with a few now beginning to make fuel economy claims as well. Our challenge is to increase our product visibility and to rise above all the industry claims “clutter” by differentiating our products from our competitors’ products. We believe the multi-functional nature of our technology, focusing on fuel economy and providing all other traditional fuel and fuel system benefits together with the capability to mitigate adverse performance impacts of emerging alternative fuels and fuel blends, packaged into one product, differentiates our products from those of our competitors. We believe this package of benefits contained in the use of our technology is the niche we can exploit.
MARKETING AND SALES
Our primary marketing and sales focus is to identify and work with industry peers and established in-country or global commercial distributors to partner with us to secure an expanding and sustainable revenue stream. We continue to pursue direct sales to end-users where we deem direct sales to be the most efficient customer reach platform. However, where direct sale to end-users is not an efficient model for us, we seek out industry distribution partners whose focus is end-user sales. We believe established fuel and lubricant additive companies will have an interest in using our products either as a line extension of their existing products or as blend stock, either replacing existing raw materials used to formulate existing blends or as an addition to existing product blends.

Our marketing and sales efforts are primarily directed at commercial industrial users of diesel fuels within specific market segments like rail, power generation and land vehicles (trucks and buses). We have no current plans on attempting to penetrate the retail market either on a branded or unbranded basis. In North America, we believe direct sales to commercial industrial customers and to industry distribution partners provide the best sales and distribution model. Direct sales to end-users allow us to maximize the product value chain benefits for the end-user and us. In other areas around the world, sales to in-country distributors will likely provide the most cost-effective and efficient marketing and sales model and allows us to leverage our marketing and sales resources to the greatest benefit. This distribution model adds tremendous value to us by reaching customers we could not efficiently sell to directly, economically or politically. Utilization of distributors in these circumstances extends our product reach and boosts sales. Several distribution agreements are now in place.
We market our products within identified targeted markets and industry segments. The marketing efforts focus on those companies within the preferred industry segments that will benefit the most from usage of our products. These efforts are supplemented by sharing test data with targeted companies in order to generate industry interest in our products. Marketing efforts include sponsorship of field trials, communication through trade media with messages directed at both technical and non-technical business professionals emphasizing fuel performance enhancement through technical innovation, fuel efficiency, maintenance cost savings, improved air quality and “no harm” to engine or environment evidence. Communication openness, transparency and willingness to share trial and testing data are the keys to the engagement process.
We have assembled a marketing and technology team of experienced industry professionals to pursue commercial opportunities for our fuel additive technology. We believe significant gains are being achieved in product exposure to the targeted markets and industry segments.
We believe an expeditious means of achieving product awareness and market acceptance is through field engagements with strategic commercial users of motor fuels. We are always seeking companies recognized as leaders in their industry to try our products in a field trial setting. Formal trials have commenced with several such companies and we expect the efficacy of our technology to be validated through these field trials, leading up to commercial opportunities.
SUMMARY
We believe that our products and value proposition are well-positioned to help commercial industrial customers; (i) realize fuel economy and engine maintenance cost improvements; (ii) take advantage of existing incentive programs in the United States and the rest of the world; and (iii) conform to current and future emissions standards.
Going forward, we believe our commercial success will be facilitated by our proprietary technology, the ever-increasing cost of fuel and emissions compliance directives, the marketing and sales infrastructure now in place along with future enhancement and the professionalism and dedication of our employees and consultants.
Item 1A. Risk Factors
Because we have transitioned from a development stage to a commercialization phase for our products with a new technology and little market and sales visibility, we may not be able to create market demand for our products.
We are currently engaged in extensive marketing and sales efforts including additional laboratory testing and customer field trials to generate purchasing interest in our products. We have only a limited marketing history. There is a substantial risk of failure associated with development stage businesses attempting to make the transition to self-sustaining commercial entities because of the lack of established customer relationships and knowledge and acceptance of the new products being marketed. We have experienced in the past, are continuing to experience, and may experience in the future, some of the problems, delays and expenses associated with this transition, many of which are beyond our control, including but not limited to those depicted below:
•	substantial delays and expenses related to testing and further development of our products;
•	customer resistance relating to the marketing of a new product in the fuel additive marketplace;
•	competition from larger and more established companies; and
•	lack of market acceptance of our new products and technologies.
We have a history of operating losses and due to our lack of sustainable sales today and the possibility of not achieving our sales goals, we may not become profitable or be able to sustain profitability.
Since our inception we have incurred significant net losses. We reported net losses of $5,242,979 and $5,329,747 for the twelve months ended December 31, 2006 and December 31, 2005, respectively. Our accumulated deficit as of December 31, 2006 was $49,858,378. We expect to continue to incur net losses and negative cash flow in the near to mid term future. The magnitude of these losses will depend, in large part, on our ability to realize product sales revenue from the marketing and sale of our products. To date, we have not had any material operating revenue from the sale of our products and there can be no assurance we will be able generate material revenues. Our ability to generate revenues will be dependent upon, among other things, being able to; (1) overcome negative connotations on the part of industrial fuel consumers regarding fuel additives in general; (2) convince potential customers of the efficacy and economic and environmental benefits of our products; and (3) generate the acceptance of our technology and products by potential customers and thereby create the opportunity to sell our products at a sufficient profit margin. Because we do not yet have a material, recurring revenue stream resulting from the sale of our products, there can be no assurance that we will be successful in these efforts. Should we achieve profitability, there is no assurance we can maintain, or increase, our level of profitability in the future.
In its March 29, 2007 report, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We have only a limited product sales history upon which to base any projection of the likelihood we will prove successful; therefore, we may not achieve profitable operations, or even generate meaningful operating revenues.
Our fuel performance enhancing technology is a relatively new approach to increasing fuel performance in internal combustion engines and, therefore, may never prove commercially viable. It is possible that we may not be able to reproduce, on a sustainable basis, the preliminary performance results achieved in certain of our research and development efforts.
We are not certain how many laboratory and customer field trial test programs will be necessary to demonstrate to potential customers sufficient fuel economy and other economic and environmental benefit from our products, nor is there any assurance that such test programs, even if positive results are observed, will convince potential customers of the efficacy of our products leading to subsequent sales orders. The success of any given product in the marketplace is dependent upon many factors, with one of the most important factors being the ability to demonstrate a sustainable and meaningful economic benefit to product end-users. If our products are unable to provide this sustainable economic benefit, or potential customers do not recognize these economic benefits, our business could fail.

If projected sales and revenues do not materialize as planned, we will require additional financing to continue operations.
While we currently have sufficient funds available to provide resources for our operations through at least the first half of 2007, failure to achieve significant, sustained sales and revenues by the end of this period will require us to obtain additional financing. Our budget for the next twelve months emphasizes the continued field and laboratory testing and customer support marketing of our products. Cash requirements during the next twelve-month period are expected to average approximately $260,000 per month. In addition, unexpected changes may occur in our current operations that could exhaust available cash resources sooner than anticipated. If anticipated product sales do not materialize, or are significantly less than anticipated, we will need to raise additional funds to continue operations. If this future financing is not available, our business may fail. We currently have no firm commitments from third parties to provide any additional financing. Consequently, we cannot assure investors that additional financing, if necessary, will be available to us on acceptable terms, or at all.
We are dependent on third parties for the distribution of our products outside North America and they may experience the same delays, customer acceptance problems or other product commercialization issues we have experienced, which would negatively impact our commercialization efforts in these regions.
We have entered into distribution and sales agency agreements with certain third parties to help us achieve rapid customer trialing and acceptance of our products, and to oversee certain elements of our field testing program. If these third parties elect to discontinue their efforts, we may not be able to commercialize our products in a timely manner, or to commercialize them at all.
Although certain of these agreements contain progress milestones, we are not able to control the amount of time and effort these third parties put forth on our behalf. It is possible that any of these third parties may not perform as expected, may not achieve the contractual milestones and may breach or terminate their agreements with us before completing their work. Any failure of a third party to provide the services for which we have contracted could prevent or significantly delay us from commercializing our products.
As we currently purchase all of our product supply requirements from a single, outside source and have no in-house product manufacturing capability, any business complications arising with either our supplier or with our supplier relationship could create adverse consequences with our product supply chain.
We currently contract with a single, outside specialty chemical manufacturing company for the production and supply of 100% of our product needs. We have no in-house product manufacturing capability and, therefore, are exposed to potential product supply disruptions caused by adverse business circumstances with our supplier (for example, raw material shortages, plant breakdowns and other adverse circumstances affecting the supply of our products from this supplier). There can be no assurances that, in the event of a supply disruption, we would be able to quickly contract with another manufacturer for the continued supply of our products. We, therefore, could be without adequate supply of our products and could lose sales for an extended period of time as a result.
There is a risk that one or more of the raw material suppliers currently supplying raw materials to our contract manufacturer could stop making a building block raw material necessary for production of our product and, therefore, cause a supply shortage until substitution raw materials could be identified and located.
If the supplier were no longer able to obtain building block raw materials necessary for production of our product, suitable substitutes would have to be identified and obtained. There can be no assurances that, in the event of a raw material supply disruption, our manufacturer would be able to quickly identify and obtain a suitable substitute component and, therefore, we could be without product inventory and could lose sales for an extended period of time.

Products developed by our competitors could severely impact our product commercialization and customer acceptance efforts, thereby reducing the sales of our products and severely impacting our ability to meet our sales goals or to continue operations.
We face competition from companies who are developing and marketing products similar to those we are developing and marketing. The petroleum/fossil fuels industry has spawned a large number of efforts to create technologies that help improve the performance of internal combustion engines and reduce harmful emissions. Some of these companies have significantly greater marketing, financial and managerial resources than us. We cannot provide any assurance that our competitors will not succeed in developing and distributing products that will render our products obsolete or non-competitive. Such competition could potentially force us out of business.
Our products are designed for use in internal combustion engines and the development of alternative engine design and technology could severely reduce the market potential for our products.
Our products are designed for, and marketed to, customers utilizing internal combustion engines. Significant efforts now exist to develop alternatives to internal combustion engines. In addition, the regulatory environment is becoming increasingly restrictive with regard to the performance of internal combustion engines and the harmful emissions they produce. If alternatives to internal combustion engines become commercially viable, it is possible that the potential market for our products could be reduced, if not eliminated.
If we are unable to protect our technology and intellectual property from use by competitors, there is a risk that we will sustain losses, or that our business could fail.
Our success will depend, in part, on our ability to obtain and enforce intellectual property protection for our technology in both the United States and other countries. We have taken steps to protect our intellectual property through patent applications in the United States Patent and Trademark Office and its international counterparts under the Patent Cooperation Treaty. We cannot provide any assurance that patents will be issued as a result of these applications or that, with respect to any patents, issued or pending, the claims allowed are, or will be, sufficiently broad enough to protect the key aspects of our technology, or that the patent laws will provide effective legal or injunctive remedies to stop any infringement of our patents. In addition, we cannot provide assurance that any patent rights owned by us will not be challenged, invalidated or circumvented, or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology. If we are forced to defend our patents in court, well-funded adversaries could use such actions as part of a strategy for depleting the resources of a small company such as ours. We cannot provide assurance that we will have sufficient resources to successfully prosecute our interests in any litigation that may be brought.
Because of the nature of our products, we may be subject to government approvals and regulations that reduce or prevent our ability to commercialize our products, increase our costs of operations and decrease our ability to generate income.
We are subject to United States and international laws and regulations regarding the products we sell. There is no single regulatory authority to which we must apply for certification or approval to sell our products in the United States, or outside its borders. Any changes in policy or regulations by regulatory agencies in countries in which we intend to do business may cause delays or rejections of our attempts to obtain necessary approvals for the sale of our products.
There can be no assurance that we will obtain regulatory approvals and certifications for our products in all of the markets we seek to conduct business. Even if we are granted such regulatory approvals and certifications, we may be subject to limitations imposed on the use of our products. In the future, we may be required to comply with certain restrictive regulations, or potential future regulations, rules, or directives that could adversely impact our ability to sell our products. We cannot guarantee that restrictive regulations will not, in the future, be imposed.

Such potential regulatory conditions or compliance with such regulations may increase our cost of operations or decrease our ability to generate income.
We create products that may have harmful effects on the environment if not stored and handled properly prior to use, which could result in significant liability and compliance expense.
The blending of base fuels with our current or future products involves the controlled use of materials that could be hazardous to the environment. We cannot eliminate the risk of accidental contamination or discharge to the environment of these materials and any resulting problems that occur. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We may be named a defendant in any suit that arises from the improper handling, storage or disposal of these products. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, these materials. Claimants may sue us for injury or contamination that results from use by third parties of our products, and our liability may exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and sales and marketing efforts. Although we carry product and general liability insurance with limits we deem sufficient, there can be no assurance that an event, or series of events, will not occur that will require, in the aggregate, resources in excess of these limits.
If we lose any key personnel or are unable to attract qualified personnel and consultants, we may lose business prospects and sales, or be unable to otherwise fully operate our business.
We are dependent on the principal members of our management staff, the loss of any of whom could impair our product development and commercialization efforts underway. Furthermore, we depend on our ability to attract and retain additional qualified personnel to develop and manage our future business and markets. We may have to recruit qualified personnel with competitive compensation packages, equity participation and other benefits that may reduce the working capital available for our operations. We cannot provide assurance that we will be able to obtain qualified personnel on reasonable terms, or that we will be able to retain our existing management staff.
We may have difficulties managing growth, which could lead to lost sales opportunities.
While we have not yet achieved any meaningful, sustained revenues through the sale of our products, should certain events occur, such as a large recurring order from a well-known company or endorsement of our products from a well-known commercial entity, sales may escalate rapidly. Rapid growth could strain our human and infrastructure resources, potentially leading to higher operating costs, lost sales opportunities, or both. Our ability to manage operations and control growth will be dependent upon our ability to improve our operational, financial and management controls, reporting systems and procedures, and to attract and retain adequate numbers of qualified employees. Should we be unable to successfully provide the resources needed to manage growth, product sales and customer satisfaction could suffer and higher costs and losses could occur.
Our shares are quoted on the Over-The-Counter Bulletin Board and are subject to a high degree of volatility and liquidity risk.
Our common stock is currently quoted on the OTC Bulletin Board. As such, we believe our stock price is more volatile and the share liquidity characteristics to be of higher risk than if we were listed on one of the national exchanges. Also, if our stock were no longer quoted on the OTC Bulletin Board, the ability to trade our stock would become even more limited and investors may not be able to sell their shares.

Future sales of our common stock may cause our stock price to decline.
Our stock price may decline by future sales of our shares or the perception that such sales may occur. As of March 19, 2007, approximately 32,457,700 shares of common stock held by existing shareholders constitute “restricted shares” as defined in Rule 144 under the Securities Act. In general, Rule 144 sets out rules for the sale of restricted securities, quantity and timing, by third parties and affiliates of IFT. Specifically, Rule 144 permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of IFT, and who have beneficially owned the shares for a minimum period of two years.
Approximately 98.70% of our outstanding restricted shares of common stock are eligible for sale pursuant to Rule 144. The possible sale of these shares may, in the future, have a depressive effect on the price of our securities. Moreover, such sales, if substantial, might also adversely affect our ability to raise additional equity capital.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We maintain our administrative offices at 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105. On January 1, 2002, we entered into a five-year lease agreement for office space and administrative services of $4,249 per month for approximately 2,100 square feet. On July 21, 2006, this lease agreement was extended an additional five years through December 31, 2011. The new base rent beginning January 1, 2007 is $3,731 per month and increases annually.
We believe our current facilities are adequate to meet current and near term operating requirements.
Item 3. Legal Proceedings
We are subject to various lawsuits and claims with respect to matters arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes, after consulting with counsel, that it is more likely than not that the ultimate liabilities resulting from such lawsuits and claims will not materially affect our financial position, results of operations or liquidity.
In December 2005, a former employee of IFT and a former consultant to IFT filed a joint lawsuit against us and certain of our Directors in the St. Louis County, Missouri Circuit Court. The relief sought by the plaintiffs includes payment of compensation up to $120,000 per year under the former employee’s Employment Agreement, issuance of up to 4,832,616 shares of IFT stock under a Share Purchase Agreement entered into between each plaintiff and IFT in April 2001, and release from the plaintiffs’ non-competition obligations. The plaintiffs also allege they were harmed by certain misrepresentations of IFT and are seeking an undetermined amount of damages for such alleged misrepresentations. We have filed counter-claims against the plaintiffs, seeking monetary damages and enforcement of the plaintiffs’ non-competition obligations. We believe our defense and counter-claims are meritorious and intend to aggressively pursue this matter.
On July 31, 2006, we received notice from the American Arbitration Association (“AAA”) of a Demand for Arbitration dated July 27, 2006 received by the AAA naming IFT as Respondent and TPG Capital Partners (“TPG”), the prior Blencathia Acquisition Corporation (“Blencathia”) owner, as the Claimant. The arbitration has been requested by TPG to resolve an alleged aggregate proceeds shortfall from the sale of IFT securities issued in the Blencathia merger. TPG has claimed they sold some or all of the 300,000 shares and the sales have not generated at least $500,000 of proceeds, as guaranteed in the merger documents.

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and IFT participated in a non-binding mediation conference on January 30, 2007. It is not expected that the ultimate settlement of this matter through the mediation or binding arbitration process, and considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on IFT.
Item 4. Submission of Matters to a Vote of Security Holders
On November 21, 2006, our annual meeting of stockholders was held in St. Louis, Missouri. At this meeting the following directors were elected to the Board of Directors: Jonathan R. Burst, Rex Carr, David B. Norris, Harry F. Demetriou and Gary Kirk. All Directors will serve on our Board of Directors until the next annual meeting of stockholders or their resignation from the Board of Directors. A summary of the vote for directors follows:

DIRECTOR	FOR	WITHHELD

Jonathan R. Burst	67,034,341	2,458,862
Rex Carr	67,062,086	2,431,117
David B. Norris	68,394,890	1,098,313
Harry F. Demetriou	67,185,396	2,307,807
Gary Kirk	69,289,865	203,338
The stockholders also voted to ratify the appointment and engagement of our independent registered public accounting firm, BDO Seidman, LLP. 68,655,423 shares, being more than a majority of our outstanding stock, were voted in favor of, 793,330 shares voted against, and 44,450 shares abstained from ratification of the appointment of BDO Seidman, LLP to audit our financial statements for 2006.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the OTC Bulletin Board system under the symbol “IFUE.OB.” The range of reported high and low sales prices shown below is as reported by the OTC Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2006		2005
	High	Low	High	Low

First quarter	$2.25	$1.05	$2.96	$1.79
Second quarter	$1.40	$0.80	$2.30	$0.72
Third quarter	$1.58	$0.78	$2.74	$1.40
Fourth quarter	$1.15	$0.46	$2.34	$1.35
As of the close of business on March 19, 2007, the last reported sales price per share of our common stock was $0.45. As of March 19, 2007, we estimate there were 1,270 record holders of our common stock. Such number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include such bank, brokerage houses and clearing companies.

We have not declared or paid a cash dividend to shareholders. The Board of Directors presently intends to retain any future earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future.
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

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
International Fuel Technology, Inc.	$100.00	$21.28	$82.98	$408.51	$419.15	$108.51
Russell 2000 Index	$100.00	$78.42	$114.00	$133.38	$137.81	$161.24
S&P 600 Small Cap Index	$100.00	$84.68	$116.47	$141.61	$151.03	$172.29
The above graph compares the performance of our stock from December 2001 through December 31, 2006 against the performance of the Russell 2000 Index and the S&P 600 Small Cap Index for the same period. Historical stock price performance is not necessarily indicative of future stock price performance. The graph assumes an investment of $100 on December 31, 2001 in our common stock (at the last reported sale price on such date), the Russell 2000 Index and the S&P 600 Small Cap Index and assumes the reinvestment of any dividends.
Item 6. Selected Financial Data
The following tables set forth certain information concerning the statements of operations and balance sheets of IFT and should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

Selected Statement of Operations Data (in Thousands of Dollars, Except Earnings Per Share)

	Fiscal Year Ended December 31,
	2006	2005	2004	2003	2002

Revenues	$235	$563	$24	$9	$20
Operating expenses	$5,639	$5,924	$4,543	$2,817	$3,254
Net earnings (loss)	$(5,243)	$(5,330)	$(4,519)	$(2,619)	$(3,479)
Basic and diluted net earnings (loss) per common share	$(0.06)	$(0.07)	$(0.06)	$(0.04)	$(0.06)
Weighted- average shares	84,515,581	80,924,325	74,910,974	70,140,774	55,489,495
Selected Balance Sheet Data (in Thousands of Dollars)

	Fiscal Year Ended December 31,
	2006	2005	2004	2003	2002

Cash and cash equivalents	$655	$3,382	$530	$359	$14
Short-term investments	$1,507	$2,481	$—	$—	$—
Total assets	$5,090	$8,851	$3,819	$4,027	$4,067
Long-term debt	$—	$—	$—	$—	$163
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
Building upon the momentum generated during 2005, additional progress toward our corporate and product commercialization goals was accomplished in 2006. The favorable laboratory testing and field trial results completed during the first half of 2006 has led to further positive directional movement to commercial acceptance of our products. Skinner Transportation, Inc., a 140 truck fleet carrier, selected DiesoLIFTTM after successful field trials indicated a 5% to 7% fuel efficiency improvement. An initial purchase order for DiesoLIFTTM was received from Colcom SAC, a Peruvian company recently appointed as a commercial partner to market our products in Peru, Ecuador and Chile. Stationary power industry sales prospects received a significant boost following a decision by the Philippine National Power Corp. (“Napocor”), a division of the Philippine Department of Energy, to proceed with the government procurement approval process to enable placement of a purchase order for DiesoLIFTTM. We expect these developments to result in future sales.
Product distribution coverage was further enhanced during 2006 by the signing of a non-exclusive distribution agreement with the previously mentioned Colcom group in South America. Distributor relationships are now in place in much of the world outside North America. Distributor activities in the form of customer field trials increased considerably during 2006, particularly in South Africa. During the third quarter of 2006, Equipment Engineers, Inc., our exclusive distributor for The Philippines and a subsidiary of the Yuchengco Group of Companies, began a heavy fuel oil field trial in The Philippines for stationary power barges owned by Napocor. This follows the favorable results generated from field trials previously conducted on light fuel oil-fired stationary power barges. Customer field trial activities are expected to increase as our product recognition and commercialization efforts generate increased visibility and traction in targeted industries.
Specific business trends have developed as a result of our commercialization efforts. Although consistent customer sales and revenue streams have not yet materialized, the number and magnitude of customer trials is increasing at a rapid rate. We believe the commercialization process for our products is composed of four distinct stages:
•	Stage 1 — independent laboratory testing;
•	Stage 2 — initial customer contact detailing independent laboratory results generated;
•	Stage 3 — small-scale field trials with potential customers; and
•	Stage 4 — large-scale field trials with potential customers to confirm favorable results generated from initial small-scale trials.
We have Stage 3 and Stage 4 activities underway with several potential customers in the trucking and stationary power industries. Also, we believe favorable results from laboratory testing aimed at the rail industry in the United States and Europe will lead to a significant Stage 2 effort during the first half of 2007. At the conclusion of these active trials and tests, we anticipate results that correlate closely with the positive, observed testing results obtained during 2006. We believe these validations by potential customers will provide additional support of the efficacy of our products in improving fuel economy, lowering maintenance expenses and lowering engine emissions. We believe the successful demonstration of these product attributes, both in the laboratory and in real world field-testing, will lead to customer sales during 2007.
Corporate developments during 2006 included the use of a media relations firm and an investor relations company to facilitate targeted industry visibility of our company and products to enhance recognition of our company and identify and develop prospects among the investing community.
Results of Operations
Comparison of the Twelve Months Ended December 31, 2006 and the Twelve Months Ended December 31, 2005
Revenues
Net revenue for the twelve months ended December 31, 2006 was $234,584, as compared to $563,481 for the twelve-month period ended December 31, 2005. This decrease in net revenue of $328,897 was due to decreased sales volume and marketing fees (described below). Sales revenue for 2006 was due primarily to contractual purchases by our distributor network, which includes sales of $208,824 to Fuel Technologies Ltd. (“FTL”), a related party to us. Sales revenue generated during 2006 resulted primarily from the sale of DiesoLIFTTM.
At the end of the second quarter of 2006, we recorded $25,136 for a contra-revenue international marketing fee that is paid to FT Marketing Ltd. (“FTM”) for sales revenues and subsequent cash collections generated from FTM sales leads. These fees are included in the 2006 net revenue totals described above.
FTM is a marketing affiliate of FTL. FTL was formed for the purpose of marketing and distributing our products. Mr. Stride, a recent, former director of IFT, is President of FTL. Mr. Friedland, who owns more than five percent of our common stock, is the Chairman of FTL.
Operating Expenses
Total operating expense was $5,638,698 for the twelve months ended December 31, 2006, as compared to $5,923,926 for the twelve-month period ended December 31, 2005. This represents a $285,228 decrease from the prior period, and was primarily attributable a decrease in stock-based compensation expense (described below) and a decrease in cost of operations due to decreased sales. These decreases were partially offset by increases in other selling, general and administrative expense (described below).
Selling, General and Administrative Expense
Selling, general and administrative expense for the twelve months ended December 31, 2006 was $5,062,882 (including stock-based compensation expense of $1,261,955) as compared to $5,144,398 (including stock-based compensation of $1,985,160) for the twelve-month period ended December 31, 2005, representing a decrease of $81,516, or 2%, from the prior period. Offsetting the decrease in stock-based compensation expense (described below) were increases of (1) $500,000 in other professional services due to a charge in 2006 associated with a 1999 merger and (2) $219,880 in research and development expense as a result of increased independent product testing activities in 2006.
The stock-based compensation expense decrease of $723,205 between 2006 and 2005 was primarily due to (1) lower 2006 expense related to securities issued to Directors for Board services of $492,260 as the 2005 expense included a cumulative payout for years 2000 through 2005, (2) lower 2006 expense related to non-employee stock-based compensation of $1,020,959 due primarily to the second quarter of 2005 issuance of options with an immediate vesting to FTM that yielded $720,000 of stock compensation expense and (3) offset by higher 2006 employee stock options expense primarily as a result of adopting Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123R”) as of January 1, 2006.
Depreciation and Amortization Expense
Depreciation and amortization expense was relatively unchanged at $407,498 for the twelve months ended December 31, 2006, as compared to $402,137 for the twelve months ended December 31, 2005.
Interest Income
Interest income generated from our short-term investment in interest bearing securities for the twelve months ended December 31, 2006 was $161,135. We had nominal interest income during the comparable prior year period, as our cash management investing program began late in 2005.
Provision for Income Taxes
We have operated at a net loss since inception and have not recorded or paid any income taxes. We have significant net operating loss carry-forwards that would be recognized at such time as we demonstrate the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting primarily from the net operating loss carry-forwards has been fully reserved with a valuation allowance.
Net Earnings (Loss)
Net earnings (loss) for the twelve months ended December 31, 2006 was a net loss of $5,242,979, as compared to a net loss of $5,329,747 for the twelve months ended December 31, 2005. The decrease in net loss was primarily due to a decrease in stock-based compensation expense, partially offset by other increased selling, general and administrative expenses, discussed above. The basic and diluted net earnings per common share for the twelve months ended December 31, 2006 and 2005 was $(0.06) and $(0.07), respectively.
Comparison of the Twelve Months Ended December 31, 2005 and the Twelve Months Ended December 31, 2004
Revenues
Product sales revenue was $563,481 in 2005, reflecting the beginnings of success in our product marketing and sale efforts. Product sales revenue in 2004 was negligible.
Operating Expenses
Operating expenses in 2005 and 2004 were driven primarily by stock-based (non-cash) compensation. Operating expenses in 2005 and 2004 also were impacted by cost of products sold, increased marketing, research and development expenditures and staffing levels, resulting from an increased emphasis on product commercialization activities and the development of a corporate infrastructure to support these product commercialization efforts. Total operating expenses were $5,923,926 for the twelve months ended December 31, 2005, as compared to total operating expenses of $4,542,758 for the twelve months ended December 31, 2004, representing an increase of $1,381,168, or 30%, from the prior period. This increase is primarily driven by increased selling, general and administrative expense. The significant variances between the 2005 and the 2004 period for the operating expense categories are discussed below.
Selling, General and Administrative Expense
Selling, general and administrative expense was $5,144,398 for the twelve months ended December 31, 2005, as compared to $4,120,469 for the twelve months ended December 31, 2004, representing an increase of $1,023,929, or 25%, from the prior period. Excluding stock-based compensation expense discussed below, SG&A expense levels for the twelve months ended December 31, 2005 were significantly higher due to an increase in legal fees primarily directed toward intellectual property protection activities ($600,000) which includes the final settlement of a third party patent dispute in the United Kingdom for approximately $186,000, the fourth quarter 2005 recognition of director Board services expense for the period 2000 through 2005 ($513,000), an increase in salaries and wages ($325,000), due primarily to increased corporate staff resources, and an increase in research and development expenditures ($200,000) as a result of a significant increase in laboratory and customer focused product testing and trials.
These increases in SG&A were partially offset by a decrease in stock-based compensation expense. Stock-based compensation expense was $1,985,160 for the twelve months ended December 31, 2005, as compared to $2,277,395 for the twelve-month period ended December 31, 2004, representing a decrease of $292,235, or 13%, from the prior period. This decrease is primarily due to the prior year expense of $1,626,700 recognized on options accounted for under variable accounting due to an increased stock price, compared to $369,820 in 2005. This decrease was partially offset by 2005 option expense recognition for options issued in 2005 and recognition of a full year of option expense in 2005 for options granted late in 2004.
Depreciation and Amortization Expense
Depreciation and amortization expense was relatively unchanged at $402,137 for the twelve months ended December 31, 2005, as compared to $405,869 for the twelve months ended December 31, 2004.
Interest Income
Interest income for the twelve months ended December 31, 2005 was $30,698, as compared to $0 for the twelve months ended December 31, 2004. This increase was due to the establishment of a cash management investing program during the fourth quarter of 2005 for the investment of excess cash balances in short-term, interest-bearing securities. Our available cash resources increased dramatically during 2005 with the successful sale of common equity primarily during the third quarter of 2005.
Provision for Income Taxes
We have operated at a net loss since inception and have not recorded or paid any income taxes. We have significant net operating loss carry-forwards that would be recognized at such time as we demonstrate the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting primarily from the net operating loss carry-forwards has been fully reserved with a valuation allowance.
Net Earnings (Loss)
Net earnings (loss) was a loss of $5,329,747 for the twelve months ended December 31, 2005, as compared to a net loss of $4,518,936 for the twelve months ended December 31, 2004, representing a decrease in net earnings of $810,811, or 18%, continuing the adverse earnings trend from the prior period. This negative earnings trend is expected to continue until we achieve sustained levels of product sales. Net earnings per share of common stock was $(0.07) for the twelve months ended December 31, 2005, as compared to net earnings per common share of

$(0.06) for the twelve months ended December 31, 2004. The decrease in earnings per share was caused primarily by an increase in SG&A expenses discussed above for the twelve months ended December 31, 2005, compared to the same 2004 period.
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the possible impact of FIN 48, but do not expect any material impact to our financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We applied the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ended December 31, 2006, and such adoption did not have a material impact on our results of operations or our financial position.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another United States GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.
Critical Accounting Policies and Estimates
Revenue Recognition
We recognize revenue from the sale of our products when the products are shipped, and title and risk of loss has passed to the buyer. The majority of our revenues are from sales to product distributors. Product distributors do not have the option to return product that is not immediately sold to an end-user. Therefore, our revenue recognition is not conditional on whether a distributor is able to sell product to an ultimate product end-user. Our sales policies for end-users are consistent with product distributor sales policies.
Valuation of long-lived intangible assets
We asses the impairment of identifiable long-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of the intangible asset overstates its continuing worth to us and may not be recoverable. Factors we consider important, which could trigger an impairment review, include the following:
1.	Significant under-performance relative to expected historical or projected future operating results;
2.	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
3.	Significant negative industry or economic trends;

4. Significant decline in our stock price for a sustained period; and
5. Our market capitalization relative to net book value.
As of December 31, 2006, after a review of the intangible asset account balances applied to the valuation criteria above, there has been no impairment of the long-lived intangible assets recorded in our accounts.
Valuation of goodwill
We test goodwill for impairment at least annually in the fourth quarter. We will also review goodwill for impairment throughout the year if any events or changes in circumstances indicate the carrying value may not be recoverable (such triggers for impairment review are described above in the section Valuation of long-lived intangible assets).
To test impairment, we use the market approach to determine the fair value of the Company. Following this approach, the fair value of the business exceeded the carrying value of the business as of December 31, 2006. As a result, no impairment of goodwill was recorded.
Deferred income taxes
Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2006, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.
Liquidity and Capital Resources
A critical component of our operating plan affecting our ability to execute the product commercialization process is the cash resources needed to pursue our marketing and sales objectives. Until we are able to generate positive and sustainable operating cash flow, our ability to attract additional capital resources in the future will be critical to continue the funding of our operations. While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, as a result of the successful sales of equity during 2005, we have adequate cash balances to fund operations through at least mid-2007. If we are unable to generate positive and sustainable operating cash flows by this time, we will need to raise additional capital to fund our operations. If such funds are not available on acceptable terms or at all, we may have to curtail operations. Of the approximately $3.1 million of cash we project to need to fund operations during 2007, $2.2 million is available from cash and investments as of December 31, 2006. The remaining cash resources shortfall will most likely be addressed through equity financing.
Cash used in operating activities was $3,704,013 for the twelve months ended December 31, 2006, compared to $2,503,949 for the twelve months ended December 31, 2005. The increase in cash outflow from operating activities was due primarily to an increase in working capital requirements ($1,068,301).
Cash provided by investing activities was $944,541 for the twelve months ended December 31, 2006, as compared to $2,487,793 of cash used in investing activities for the twelve months ended December 31, 2005. The decrease in cash used in investing activities was primarily due to the net redemption of short-term investments in 2006, compared to purchases of those investments in 2005.
Cash provided by financing activities was $32,301 for the twelve months ended December 31, 2006, as compared to $7,843,479 for the twelve months ended December 31, 2005. This decrease in financing cash flow was due in part to minimal proceeds received from the exercise of stock options ($32,301) during 2006, as compared to $843,500 received from option exercises during 2005. In addition, for the twelve months ended December 31, 2005, we received proceeds of $6,999,979 from the private placement issuance of restricted common stock to accredited investors ($6,499,979) and to a significant shareholder and Director ($500,000). We received no proceeds from private placements during 2006.
Net cash decreased by $2,727,171 for the twelve months ended December 31, 2006, as compared to an increase in net cash of $2,851,737 for the twelve months ended December 31, 2005.
Working capital at December 31, 2006 was $2,089,475, as compared to $5,423,059 at December 31, 2005. This decrease was attributable to funding cash operating expenses for 2006, purchasing inventory in 2006 for potential future sales and paying large outstanding legal invoices from 2005.
During the twelve months ended December 31, 2006 and the twelve months ended December 31, 2005, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future. In addition, a significant portion of our operating loss relates to non-cash charges such as depreciation, amortization and stock-based compensation expense.
Cash used in operating activities was $2,503,949 for the twelve months ended December 31, 2005, as compared to $1,928,679 for the twelve months ended December 31, 2004. The increase in cash used in operations during 2005 was primarily due to an increase in net loss caused by increased SG&A expense, partially offset by an increase in accounts payable, compared to the 2004 period.
Cash used in investing activities was $2,487,793 for the twelve months ended December 31, 2005, as compared to $0 for the twelve months ended December 31, 2004. This decrease in investing cash flow was primarily due to the purchase of short-term investments during the fourth quarter of 2005, in conjunction with the implementation of our cash management investing program.
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
Working capital at December 31, 2005 was $5,423,059, as compared to $256,750 at December 31, 2004. This increase was primarily attributable to cash received as proceeds from increased equity sales during 2005, partially offset by operating requirements.
Effective October 27, 1999, we merged with Blencathia. Blencathia was a public shell company with immaterial assets and liabilities and 300,000 shares outstanding at the time of the merger, which it redeemed and cancelled upon the merger. In exchange, we issued 300,000 of our common shares to the prior Blencathia owner with the contractual understanding that such shares were to be sold by that owner to achieve gross cash proceeds of $500,000. Any excess proceeds were to be returned to us and any deficiency was to be made up by us issuing additional shares or paying the difference in cash. As we believed that we controlled the ultimate timing of the sale of these 300,000 by the prior Blencathia owner, we did not consider these shares as issued or outstanding for purposes of computing earnings per share.
In 2006, we learned that the prior Blencathia owner had, in fact, sold the 300,000 for aggregate proceeds of $150,000, without our consent. Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of $150,000 of common stock. The remaining $350,000 obligation is reflected as a current accrued expense as of December 31, 2006. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value. The 300,000 shares are now reflected as outstanding for earnings per share computations.
Off-Balance Sheet Arrangements
At December 31, 2006, we did not have any off-balance sheet financing arrangements. We do not expect to engage in any significant off-balance sheet financing arrangements in the near future.
Contractual Obligations

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$246,262	$47,936	$99,032	$99,294	$—

Total contractual obligations	$246,262	$47,936	$99,032	$99,294	$—

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We currently have short-term investments in U.S. Treasury bonds. This investment was funded from proceeds received from our sale of equity securities during 2005. Interest income earned on the investments for 2006 was $161,135. The investments matured in February 2007. A one-percentage point change in the rate of interest earned in 2006 would not have had a material impact on our financial statements.
Item 8. Financial Statements and Supplementary Data
Financial statements specified by this Item, together with the report relating thereto of BDO Seidman, LLP, are presented following Item 15 of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Our management has evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2006. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2006.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following are the names of our current directors and executive officers, their present positions with IFT and biographical information.

			Dates in position
Name	Age	Position(s) and offices held with IFT	or office
Jonathan R. Burst	48	Chief Executive Officer,	1999 — Present
		Director, Chairman	2000 — Present
Rex Carr	79	Director	2002 — Present
Harry F. Demetriou	62	Director	2000 — Present
Gary Kirk	44	Director, Director of Sales and Marketing *	2003 — Present
David B. Norris	58	Director	2000 — Present
Gary S. Hirstein	53	Executive Vice President,	2005 — Present
		Chief Financial Officer,
		Corporate Secretary

*	This is a non-executive officer position.
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
Background of Directors and Executive Officers:
JONATHAN R. BURST has served as our Chief Executive Officer since July 1999, and as the President of IFT from July 1999 to February 2000 and January 2002 to April 2005. Mr. Burst has also served as a Director Chairman of the Board since 2000. Mr. Burst founded Burcor International in 1998 and has served as President since its inception. Mr. Burst received his B.A. degree in Economics from the University of Missouri in 1981.
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
GARY KIRK has served as a Director of IFT since November 2003. Mr. Kirk has served as our Director of Sales and Marketing since January 1, 2003. Mr. Kirk has extensive experience (1980 to 2003) in the petroleum industry, all with Petrochem Carless Ltd., a United Kingdom-based refiner and marketer of petroleum products. Mr. Kirk spent his first eight years as a research chemist and the remainder in Petrochem Carless’ marketing department. From 1988 to 2003, Mr. Kirk reported directly to the President of Petrochem Carless as the Marketing Manager for Performance Fuels, covering accounts in Europe and the rest of the world.
DAVID B. NORRIS has served as a Drector of IFT since April 1999. Mr. Norris founded and owns Addicks Services, Inc., a construction company, and has served as its President since 1983.
GARY S. HIRSTEIN has served as our Executive Vice President and Chief Financial Officer since April 2005. Mr. Hirstein has also served as our Corporate Secretary since September 2005. Prior to coming to IFT, Mr. Hirstein was employed by Shell Oil Company for 27 years serving in various accounting, finance and operating roles of increasing responsibility, most recently as Manager - Portfolio and Network Planning. Mr. Hirstein holds a B.S. degree in Economics from MacMurray College and has accumulated credit hours towards a M.S. degree in Finance from St. Louis University.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, each of Messrs. Burst, Carr, Demetriou, Kirk and Norris failed to file one report in 2006. Each such report related to one transaction.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to the Chief Executive Officer, the Chief Financial Officer, senior financial officers and employees with financial reporting responsibilities. A copy will be provided at no charge. Requests can be sent to International Fuel Technology, Inc., 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105, attention Gary S. Hirstein.
Audit Committee Financial Expert
We have a separately designated audit committee. The current members of the Audit Committee are Harry F. Demetriou and David B. Norris.
The Board of Directors has determined that David B. Norris, an independent member of the Board, satisfies all of the criteria to be an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.
Procedures for Nominating Directors
There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors since the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2005.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Philosophy and Overview of Compensation
Our executive compensation philosophy is intended to provide compensation opportunities that:
•	Attract, motivate and retain individuals of superior ability and managerial talent critical to our long-term success;
•	Align executives’ interests with our corporate strategies, business objectives and the long-term interests of our stockholders;
•	Create incentives to achieve key strategic and financial performance measures; and
•	Enhance the executives’ incentive to increase our stock price and maximize stockholder value.
Total Compensation
Our executive compensation is based on three components, each of which is intended to support the overall compensation philosophy. The components are:
•	base salary;
•	annual variable performance bonus awards payable in cash; and
•	long-term equity-based incentive awards.
These elements are described in more detail below.
The Role of the Compensation Committee
The Compensation Committee has the primary authority to determine our compensation philosophy and to establish compensation for our executive officers. The Compensation Committee makes recommendations to the Board concerning salaries and incentive compensation for executive officers, awards equity compensation to employees and consultants under our Consultant and Employee Stock Compensation Plan and our Amended and Restated Plan and otherwise determines compensation levels and performs such other functions regarding compensation as the Board may delegate.
The Compensation Committee has recommended to the Board, and the Board has implemented, compensation policies, plans and programs that seek to enhance stockholder value by aligning the financial interests of the executive officers with those of its stockholders. We rely heavily on incentive, including equity, compensation to attract, retain, motivate and reward executive officers. Historically, annual base salaries have been set at time of hire. Initial base salaries are recommended by the Chief Executive Officer to the Compensation Committee. After review, the Compensation Committee recommends to the full Board of Directors the compensation package as part of the overall Board consideration of the full employment package offered to the prospective officer. The compensation package is based on the amount deemed necessary to attract and retain the services of the executive officer candidate. Incentive compensation is variable and tied to corporate and individual performance. The incentive compensation program is designed to provide incentive to management to grow revenues, provide quality returns on investment, enhance stockholder value and contribute to the long-term growth of IFT. The incentive compensation program is reviewed at least annually to ensure it meets our current strategies and needs. The Chief Executive Officer aids the Compensation Committee by providing input regarding the annual compensation of all executive officers, other than himself. The performance of our Chief Executive Officer is reviewed annually by the Compensation Committee.

Base Salary
Salaries for executive officers are normally set at time of hire and reviewed by the Compensation Committee on an annual or as needed basis. Based on the recommendation of the Compensation Committee, the Board may increase or decrease an officer’s base salary.
Based on the recommendations of the Compensation Committee, the Board reviews with the Chief Executive Officer the current annual salary for our executive officers other than the Chief Executive Officer. The annual salary is modified as deemed appropriate and approved by the Compensation Committee and the Board. The annual salary compensation for executive officers other than the Chief Executive Officer is reviewed by our Chief Executive Officer based on IFT’s corporate performance generally and on performance judgments as to the past and expected future contributions of the individual executive. The Compensation Committee reviews and recommends to the Board, and the Board establishes, the base salary of the Chief Executive Officer based on IFT’s corporate performance generally, the Compensation Committee’s and the Board’s assessments of his past performance and the expectation as to his future contributions in directing the long-term success of IFT. As the Compensation Committee deemed we had not met our product commercialization or sales performance goals in 2006, no increases in base salary were approved in 2006.
Annual Performance Bonus
The Compensation Committee and the Board believe that a portion of an executive officer’s annual compensation should be in the form of a bonus. The bonus awarded, if any, is determined by the Board, in its discretion, based on the recommendations of the Compensation Committee, with reference to achievement of certain corporate financial performance goals and the executive’s individual contribution. It is the Compensation Committee’s objective to have a substantial portion of each officer’s compensation contingent upon our performance as well as upon his or her own level of performance and contribution toward IFT’s performance. This allows executive officers to receive bonus compensation in the event certain specified corporate and individual performance measures are achieved.
In determining the discretionary performance bonus compensation awarded to each executive officer, the Compensation Committee evaluates IFT’s and executive’s performance in a number of areas. For fiscal year 2006, the individual corporate goals were designed to support key corporate objectives related to our technology, commercialization progress and revenue generating sales. Each of the executives was evaluated in relation to their contribution to the attainment of those targets. No executive officer received a bonus for the 2006 fiscal year, as the Compensation Committee deemed IFT did not meet its commercialization or sales performance goals .
Long Term Equity Based Incentives
In accordance with its philosophy, IFT’s longer-term performance-based compensation is based on equity ownership. We believe equity ownership in our Company is important to tie the ultimate level of an executive officer’s compensation to our stock performance and stockholder gains, while creating an incentive for sustained growth. To meet these objectives, our senior executive management team is normally granted equity compensation in the form of options to purchase IFT stock at time of hire as part of the attract and retain hiring program. The executive is also eligible to receive additional grants of performance-based equity compensation upon achieving the corporate performance criteria described above. Long-term equity incentives are provided through the grants of restricted stock or by issuing stock options to executive officers, including the Chief Executive Officer. The stock component of compensation is intended to retain and motivate executive officers and employees to improve long-term stockholder value. Restricted stock awards and options are granted at no less than fair market value and have increased value only if our stock price increases. The Compensation Committee and the Board believe this element of the total compensation program directly links the participant’s interests with those of the stockholders and our long-term performance. Each grant allows the officer to acquire shares of common stock at the market price on the grant date over a specified period of time, up to 10 years. Accordingly, the option will provide a return to the executive officer only if the market price of the shares appreciates over the option term. No equity based incentive awards were granted to any executive officer during 2006.
Discretionary Long Term Equity Incentive Awards
Our executive officers, along with all other IFT employees, consultants and directors are eligible to participate in our awards of stock based compensation through our Amended and Restated Plan. The Compensation Committee determines annual awards granted pursuant to the Amended and Restated Plan. Grants may be made following a significant change in job responsibility or in recognition of a significant achievement.
Stock options granted under the Amended and Restated Plan generally have, but are not obligated to have, an eighteen-month vesting schedule designed to provide an incentive for continued employment. The options generally expire five years from the date of the grant. This provides a reasonable time frame during which executive officers and other employees who receive grants can benefit from the price appreciation of our common stock price. The exercise price of options granted is 100% of the fair market value of the underlying stock on the date of grant. No discretionary awards were made to any executive officer in 2006.
Other Elements of Compensation and Perquisites
In order to attract, retain and pay market based levels of compensation, we provide our employees, including our executive officers, the following benefits and perquisites:
Medical Insurance We provide to each employee and employee’s family such health, dental and vision insurance coverage as IFT may from time to time make available. We pay 100% of the premiums for this insurance for all employees.
Life and Disability Insurance We provide the Chief Executive Officer key man life insurance coverage pursuant to an employment agreement. In addition, we provide a nominal amount of life insurance coverage to all United States based employees. We pay 100% of the premiums for this coverage.
Defined Contribution Plan We offer a Section 401(k) Savings/Retirement Plan (the “401(k) Plan”), a tax-qualified retirement plan, to eligible employees including our executive officers. The 401(k) Plan permits eligible employees to defer from 1% to 100% of their annual eligible compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable in the 401(k) Plan. We currently do not make matching contributions to the 401(k) Plan.
Other We make available certain other perquisites or fringe benefits to executive officers and other employees, such as tuition reimbursement, airline club dues, commutation expense reimbursement, professional society dues and food and recreational fees incidental to official company functions, including Board meetings. With the exception of Mr. Hirstein, who received reimbursement for commuting expenses, set forth in the Summary Compensation Table below, the aggregate of these other benefits was less than $10,000 for each named executive officer (“NEO”) in the last fiscal year.
We do not use any benchmarking or third party consultants in connection with the analysis or determination of executive compensation. Director compensation is benchmarked periodically with similar sized technology based companies for competitiveness.

CEO Compensation.
During the fiscal year ended December 31, 2006, Mr. Burst’s base salary was $250,000, which has remained in effect for the 2007 fiscal year. For the fiscal year ended December 31, 2006, the Board did not award Mr. Burst an annual performance bonus or additional equity-based long-term compensation. The Compensation Committee and the Board believe that this was appropriate in light of IFT’s failure to achieve its product commercialization and sales goals for the fiscal year.
Mr. Burst is also entitled to receive equity compensation for his service on the Board. As a Director, Mr. Burst is entitled to an annual award of 10,000 restricted common shares or options of our common stock for membership on the Board. In addition, each Board member, including Mr. Burst, is entitled to receive 1,000 shares of restricted common stock or options for every three telephonic Board meetings attended. Mr. Burst received an option to purchase 10,000 common shares during the fourth quarter of 2006 for Board services provided during 2006.
Policies Regarding Tax Deductibility of Compensation
Within our performance-based compensation program, we aim to compensate NEOs in a manner that is tax-effective for IFT. Section 162(m) of the Internal Revenue Code restricts the ability of publicly-held companies to take a federal income tax deduction for compensation paid to certain of their executive officers to the extent that compensation exceeds $1 million per covered officer in any fiscal year. However, this limitation does not apply to compensation that is performance-based.
The non-performance based compensation paid in cash to our NEOs for the 2006 fiscal year did not exceed the $1 million limit per officer, and the Compensation Committee does not anticipate that the non-performance based compensation to be paid in cash to our NEOs for fiscal 2007 will exceed that limit.
Compensation Committee Report
Our Compensation Committee reviewed this Compensation Discussion and Analysis and discussed its contents with our management. Based on the review and discussions, the Committee has recommended that this Compensation Discussion and Analysis be included in this report.
Harry F. Demetriou, Chairman
David B. Norris
Compensation Committee Interlocks and Insider Participation
During fiscal 2006, our Compensation Committee was composed of Messrs. Demetriou and Norris. None of the Compensation Committee members has ever served as an officer of IFT or of any of its subsidiaries. No executive officer of IFT has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of IFT’s Board or its Compensation Committee during the 2006 fiscal year.
Executive Officer Employment Agreements
In January 2002, we entered into an employment agreement with Mr. Burst to serve as our Chief Executive Officer with an initial annual base salary of $250,000, options to purchase 750,000 shares of our common stock, with 250,000 shares vesting on the first anniversary of his employment and the remaining 500,000 shares vesting on the last day of the employment period and a bonus award as deemed appropriate by the Board. The initial three-year agreement expired on December 31, 2004. Mr. Burst continues to serve as our Chief Executive Officer under the terms of his past agreement. IFT may terminate Mr. Burst’s employment with or without cause, as such terms are defined in the agreement. Mr. Burst may elect to terminate his employment with good cause, as defined by his agreement. In addition, Mr. Burst as a Director, is entitled to receive compensation for serving on our Board of Directors.
In April 2005, we entered into an employment agreement with Mr. Hirstein to serve as Executive Vice President and Chief Financial Officer with an annual base salary of $175,000 and options to purchase 1,375,099 shares of our common stock, with one third of this amount vesting upon each anniversary of his employment. The three-year agreement expires April 4, 2008.
For additional information regarding these agreements, see “Potential Payouts Upon Termination or Change of Control”.
2006 Summary Compensation Table
The following table sets forth information concerning all cash and non-cash compensation paid or to be paid by us as well as certain other compensation awarded, earned by and paid, during the 2006 fiscal year, to the Chief Executive Officer and for each of our other executive officers whose annual salary and bonus exceeds $100,000 for such period in all capacities in which they served.

Name and
Principal					All Other
Position	Year	Salary ($)	Option Awards ($)		Compensation		Total ($)
Jonathan R. Burst,	2006	$250,000	$4,200	[1]	$16,899	[2]	$271,099
CEO
Gary S. Hirstein	2006	$175,000	$—		$46,734	[3]	$221,734
Executive V.P., CFO and Corporate Secretary

1)	Represents 10,000 options to purchase shares of our common stock granted to Mr. Burst for Board services provided during 2006. These options were valued based on the closing price of our stock on grant date ($0.51 on December 29, 2006). Assumptions used in determining the value of these options are disclosed in Note 1 to our financial statements.

2)	Represents $14,579 of health insurance coverage for Mr. Burst and his family and $2,320 of key man life insurance premiums paid by IFT.

3)	Includes $22,691 of lodging related expenses, $18,063 for traveling expenses and $5,980 for health insurance coverage for Mr. Hirstein and his family.
Grants of Plan-Based Awards in Fiscal Year 2006

			All Other Option		Grant Date
			Awards: # of	Exercise or	Fair Value of
			Securities	Base Price of	Stock and
		Compensation	Underlying	Option	Option
Name	Grant Date	Committee Action	Options (#)	Awards ($/Sh)	Awards ($)
Jonathan R. Burst(1)	12/29/2006	10/20/2006	10,000	$0.51	$4,200

Gary S. Hirstein	None	None	—	None	$—

(1)	Represents 10,000 options to purchase shares of our common stock granted to Mr. Burst for Board services provided during 2006. These options were valued based on the closing price of our stock on grant date ($0.51 on December 29, 2006), as specified in the Board action dated October 20, 2006.
Outstanding Equity Awards at 2006 Fiscal Year-End
The following table provides information on all restricted stock, stock options and SAR awards (if any) held by our NEOs as of December 31, 2006.

			Equity Incentive
		# of Securities	Plan Awards: # of
	# of Securities	Underlying	Securities
	Underlying	Unexercised	Underlying
	Unexercised	Options	Unexercised	Option	Option
	Options	Unexercisable	Unearned Options	Exercise	Expiration
Name	Exercisable (#)	(#)	(#)	Price ($)	Date
Jonathan R. Burst	1,000,000	—	—	$0.25	12/31/2009
	1,000,000	—	—	$0.50	12/31/2009
	750,000	—	—	$0.50	12/31/2009
	750,000	—	—	$0.50	12/31/2009
	1,000,000	—	—	$0.75	12/31/2009
	250,000	—	—	$0.14	12/31/2009
	250,000	—	—	$0.14	12/31/2009
	250,000	—	—	$0.14	12/31/2009
	750,000	—	—	$1.00	12/31/2009
	750,000	—	—	$2.00	12/31/2010
	10,000	—	—	$0.51	12/31/2011

Gary S. Hirstein	458,367	916,732	—	$2.23	12/31/2009
We have not issued any equity incentive plan stock awards to the above NEOs. Mr. Burst received 66,000 common shares in 2005 for Board services provided from 2000 through 2005.

2006 Option Exercises and Stock Vested
We did not have any stock option exercises or stock vesting activity by any of our NEOs during fiscal 2006. Mr. Burst received 10,000 options to purchase our common stock (with an immediate vesting date) for Board services provided during 2006.
Potential Payments Upon Termination or Change in Control
The following table sets forth potential payments payable to our current executive officers upon termination of employment or a change in control. Our Compensation Committee may in its discretion revise, amend or add to the benefits if it deems advisable. The table below reflects amounts payable to our NEOs assuming a change of control on, and/or their employment was terminated on December 31, 2006.

		Termination		Termination
		Without	Change of	Without
		Cause; No	Control; No	Cause with
		Change of	Termination	Change of
Name	Benefit	Control ($)	($)	Control ($)
Jonathan R. Burst	Buy Out	$250,000	$—	$250,000

Gary S. Hirstein	Buy Out	$218,750	$—	$218,750
2006 Director Compensation
Directors do not receive any cash compensation for their services as members of the Board, although they are reimbursed for certain expenses incurred in connection with attendance at Board and committee meetings.
Each non-employee and employee director is entitled to an annual award of 10,000 restricted shares or options of our common stock for membership on the Board. In addition, each Board member is entitled to receive 1,000 shares of restricted stock or options for every three telephonic Board meetings attended.
For 2006 Board services, each Board member elected options as compensation for their services. The grant date fair value, computed in accordance with FAS 123R, of each director’s option grant during 2006 was $4,200. Assumptions used in determining the value of these options are disclosed in Note 1 to our financial statements.
Board members are also eligible to receive discretionary grants of common stock under the Consultant and Employee Stock Compensation Plan and grants of stock options, stock appreciation rights and restricted stock pursuant to the Amended and Restated Long Term Incentive Plan. We did not make discretionary equity grants to any directors in their capacity as directors during the fiscal year ended December 31, 2006.
The following table provides information related to the compensation of our non-NEO directors for fiscal 2006. For information regarding our Chairman and Chief Executive Officer’s 2006 compensation, see the 2006 Summary Compensation table and “Compensation Discussion and Analysis.”

			All Other
	Stock	Option	Compensation
Name	Awards ($)	Awards ($)	($)	Total ($)
Rex Carr [1]	$—	$4,200	$—	$4,200
Harry F. Demetriou [2]	$—	$4,200	$—	$4,200
David B. Norris [3]	$—	$4,200	$—	$4,200
Gary Kirk [4]	$—	$4,200	$164,027 [5]	$168,227

(1)	Mr. Carr’s IFT equity holdings as of December 31, 2006 include 14,250,286 shares of restricted common stock owned by R.C. Holding Company, of which Mr. Carr is a director, President and 41% stockholder. Mr. Carr is deemed to be the beneficial owner of these shares. Mr. Carr also owns 860,100 shares of common stock and 5,139,969 shares of restricted common stock. Mr. Carr also has 54,000 options to purchase shares of IFT common stock, obtained from Board services provided from 2002 to date.

(2)	Mr. Demetriou’s IFT equity holdings as of December 31, 2006 include 5,500,000 shares of restricted common stock owned by Observor Acceptances, Ltd. of which Mr. Demetriou is the sole owner. Mr. Demetriou is deemed to be the beneficial owner of such shares. Mr. Demetriou also holds 76,000 options to purchase shares of IFT common stock, obtained from Board services provided from 2000 to date.

(3)	Mr. Norris’ IFT equity holdings as of December 31, 2006 include 1,096,000 shares of restricted common stock. Mr. Norris also holds 76,000 options to purchase shares of IFT common stock, obtained from Board services provided from 2000 to date.

(4)	Mr. Kirk’s IFT equity holdings as of December 31, 2006 include 2,000,000 option to purchase shares of IFT common stock, granted for employee services. Mr. Kirk also holds 43,000 options to purchase shares of IFT common stock, obtained from Board services provided from 2003 to date.

(5)	Pursuant to his employment agreement, Mr. Kirk has an annual salary of 75,000 British Pounds, receives 3,750 British Pounds for retirement contributions, receives a health insurance stipend of 3,000 British Pounds and receives an annual auto allowance of $9,600. The total above represents foreign currency conversion to U.S. Dollars based on when payments were made to Mr. Kirk throughout the year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the ownership of our common stock as of March 16, 2007 by (i) each person known by IFT to own beneficially more than five percent of our common stock; (ii) each director of IFT; (iii) each executive officer named in the Summary Compensation Table (see “Executive Compensation”); and (iv) all directors and executive officers of IFT as a group.

	Amount of
	beneficial	Percent of
Name of beneficial owner	ownership [1]	common stock
Jonathan R. Burst [2]	9,092,100	9.92%
David B. Norris [3]	1,172,562	1.38%
Harry F. Demetriou [4]	5,576,000	6.56%
Gary Kirk [5]	2,043,000	2.35%
Rex Carr [6]	20,304,355	23.91%
Gary S. Hirstein [7]	916,733	1.07%
All directors and executive officers as a group (6 persons) [8]	39,104,750	41.26%
Dion Friedland [9]	6,597,097	7.53%

[1]	This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise indicated, the principal address of each of the stockholders named in this table is: c/o International Fuel Technology, Inc., 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105. The number of shares beneficially owned includes shares of common stock that the owner or owners had the right to acquire on or within 60 days of March 16, 2007, including through the exercise of options or warrants. Also included are restricted shares of common stock, over which the owner or owners have voting power, but no investment power.

[2]	Includes 50,000 restricted shares of common stock owned by Burcor Capital, LLC, of which Mr. Burst is an executive officer. Mr. Burst is deemed to be the beneficial owner of such shares. It also includes 6,760,000 of vested options.

[3]	Includes 76,000 shares issuable upon exercise of options.

[4]	Includes 5,500,000 shares of restricted common stock owned by Observor Acceptances, Ltd. of which Mr. Demetriou is the sole owner. Mr. Demetriou is deemed to be the beneficial owner of such shares. Amount also includes 76,000 shares issuable upon exercise of options.

[5]	Represent 2,043,000 shares issuable upon exercise of options.

[6]	Includes 14,250,286 shares of restricted common stock owned by R.C. Holding Company, of which Mr. Carr is a director, President and 41% stockholder. Mr. Carr is deemed to be the beneficial owner of these shares. Also includes 860,100 shares of common stock and 5,139,969 shares of restricted common stock owned by Mr. Carr. Amount also includes 54,000 shares issuable upon exercise of options.

[7]	Represents 916,733 shares issuable upon exercise of options.

[8]	Includes 9,925,733 shares issuable upon exercise of options.

[9]	Includes 3,805,820 shares of common stock, 2,000,000 shares issuable upon exercise of vested options and 791,277 shares issuable upon exercise of warrants owned by Magnum Select Fund, FT Marketing, Ltd. and Giant Trading of which Mr. Friedland is a director and/or President. Mr. Friedland is deemed to be the beneficial owner of these shares. Mr. Friedland is Chairman of Fuel Technologies Ltd. (FTL), one of our distributors. Mr. Friedland’s principal address is Fuel Technologies LLP, 44 Dover Street, London, United Kingdom, W1S 4NX.
Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—

Equity compensation plans not approved by security holders (1) (2)	16,755,997	$1.10	1,160,901

Total	16,755,997		1,160,901

(1)	Includes options granted to employees, Directors and non-employees under our original Long Term Incentive Plan, our Amended and Restated Long Term Incentive Plan and options issued to non-employees under other arrangements.

(2)	See Note 4 to our financial statements.
Item 13. Certain Relationships and Related Transactions, and Director Independence
During 2006, we recorded sales of $208,824 to FTL and its sub-distributors. Mr. Stride, a recent, former Director of IFT, is currently the President of FTL. Mr. Friedland, who owns more than five percent of our common stock, is the Chairman of FTL. FTL was formed for the purpose of marketing and distributing our additives in South Africa, Europe and other selected countries.
Each of Messrs. Demetriou and Norris is an independent director, as such term is defined in the listing standards of the Nasdaq Stock Market, Inc. Messrs. Demetriou and Norris serve on our Audit Committee and our Compensation Committee.
Item 14. Principal Accountant Fees and Services
Services Provided by our Independent Registered Public Accountants
BDO Seidman, LLP served as our independent registered public accountants for the fiscal years ended December 31, 2006 and 2005. Aggregate fees for professional services rendered for IFT by BDO Seidman, LLP for the fiscal years ended December 31, 2006 and 2005 were as follows:

	Fiscal year ended	Fiscal year ended
	December 31, 2006	December 31, 2005
Audit fees	$162,935	$80,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$162,935	$80,000
Audit Fees
Audit fees were for professional services rendered for the audits of our financial statements, for services associated with the filing of our Form S-1 registration statement and for review of the financial statements included in our quarterly reports on Form 10-Q for the quarterly periods during the 2006 and 2005 fiscal years.
Audit-related Fees
During the 2006 and 2005 fiscal years, BDO Seidman, LLP did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above. Therefore, there were no audit-related fees billed or paid during the 2006 and 2005 fiscal years.
Tax Fees
As BDO Seidman, LLP did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2006 and 2005, no tax fees were billed or paid during those fiscal years.
All Other Fees
BDO Seidman, LLP did not provide any products and services not disclosed in the table above during the 2006 and 2005 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.
Audit Committee Pre-approval Policies and Procedures
The Audit Committee has certain policies and procedures in place requiring the pre-approval of audit and non-audit services to be performed by our independent public accountants. Such pre-approval can be given as part of the Audit Committee’s approval of the scope of the engagement of the independent public accountants or on an individual basis. The approved non-audit services must be disclosed in our periodic reports filed with the SEC. The Audit Committee can delegate the pre-approval of non-auditing services to one or more of its members, but the decision must be presented to the full Audit Committee at the next scheduled meeting. The charter prohibits us from retaining our independent registered public accounting firm to perform specified non-audit functions, including (i) bookkeeping, financial information systems design and implementation; (ii) appraisal or valuation services, fairness opinions, or contribution-in-kind reports; (iii) actuarial services; and (iv) internal audit outsourcing services. All work performed by BDO Seidman, LLP for us in 2006 and 2006 was pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report
1.	Financial statements
See index to financial statements and supporting schedules on page F-1 of this annual report on Form 10-K.
2.	Financial statement schedules
All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.
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
10.2 Long Term Incentive Plan (Filed as Exhibit 10.2 to the registrant’s annual report on Form 10-K filed on May 14, 2006 and incorporated herein by reference).
10.3 Amended and Restated Long Term Incentive Plan
10.4 Jonathan R. Burst employment agreement
10.5 Jayne A. Winfrey employment agreement (Filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on April 7, 2005 and incorporated herein by reference).
10.6 Gary S. Hirstein employment agreement (Filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on April 7, 2005 and incorporated herein by reference).
14 Code of Business Conduct and Ethics (Filed as Exhibit 14 to the registrant’s annual report on Form 10-K filed on May 14, 2006 and incorporated herein by reference).

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
INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By:	/s/ Jonathan R. Burst	Date	March 30, 2007

Jonathan R. Burst
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jonathan R. Burst	Date	March 30, 2007

Jonathan R. Burst
Chairman of the Board and Chief Executive Officer (Principal executive officer)

By:	/s/ Gary S. Hirstein	Date	March 30, 2007

Gary S. Hirstein
Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal financial and accounting officer)

By:	/s/ Rex Carr	Date	March 30, 2007

Rex Carr
Director

By:	/s/ Harry Demetriou	Date	March 30, 2007

Harry Demetriou
Director

By:	/s/ Gary Kirk	Date	March 30, 2007

Gary Kirk
Director

By	/s/ David B. Norris	Date	March 30, 2007

David B. Norris
Director

INTERNATIONAL FUEL TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
International Fuel Technology, Inc.
St. Louis, Missouri
We have audited the accompanying balance sheets of International Fuel Technology, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Fuel Technology, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that International Fuel Technology, Inc. will continue as a going concern. As described in Note 2 to the financial statements, International Fuel Technology, Inc. has suffered recurring losses from operations and has cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As described in Note 1 to the financial statements, effective January 1, 2006, International Fuel Technology, Inc. adopted the fair value method of accounting provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment.”
/s/ BDO SEIDMAN, LLP
Chicago, Illinois
March 29, 2007

INTERNATIONAL FUEL TECHNOLOGY, INC.
BALANCE SHEETS

	December 31,	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$654,841	$3,382,012
Short-term investments	1,506,919	2,480,500
Accounts receivable	19,227	5,451
Inventory	431,363	122,724
Prepaid expenses and other assets	69,892	74,280

Total current assets	2,682,242	6,064,967

Property and equipment
Machinery, equipment and office furniture	63,954	34,914
Accumulated depreciation	(35,115)	(27,617)

Net property and equipment	28,839	7,297

Purchased technology, net of accumulated amortization of $2,233,333 and $1,833,332 at December 31, 2006 and 2005, respectively (Note 1)	166,667	566,668
Goodwill (Note 1)	2,211,805	2,211,805

Total assets	$5,089,553	$8,850,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$195,139	$486,754
Accrued compensation	47,628	155,154
Other accrued expenses (Note 3)	350,000	—

Total current liabilities	592,767	641,908

Total liabilities	592,767	641,908

Commitments and contingencies (Notes 5, 6 and 7)
Stockholders’ equity (Notes 3 and 4)
Common stock, $0.01 par value;150,000,000 shares authorized; 84,861,326 and 84,719,724 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	848,614	847,198
Common stock to be issued; 77,000 shares at December 31, 2005	—	770
Discount on common stock (Note 3)	(819,923)	(819,923)
Additional paid-in capital	54,326,473	52,796,183
Accumulated deficit	(49,858,378)	(44,615,399)

Total stockholders’ equity	4,496,786	8,208,829

Total liabilities and stockholders’ equity	$5,089,553	$8,850,737

See accompanying Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Revenues	$234,584	$563,481	$23,822

Operating expenses:
Cost of operations (exclusive of depreciation and amortization)	168,318	377,391	16,420
Selling, general and administrative expenses,	5,062,882	5,144,398	4,120,469
including stock option expense of $1,261,955, $1,985,160 and $2,277,395 for 2006, 2005 and 2004, respectively
Depreciation and amortization	407,498	402,137	405,869

Total operating expenses	5,638,698	5,923,926	4,542,758

Net earnings (loss) from operations	(5,404,114)	(5,360,445)	(4,518,936)

Interest income	161,135	30,698	—

Net earnings (loss)	$(5,242,979)	$(5,329,747)	$(4,518,936)

Basic and diluted net earnings per common share	$(0.06)	$(0.07)	$(0.06)

Weighted-average common shares outstanding	84,515,581	80,924,325	74,910,974
See accompanying Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

			Discount
	Common	Common	on	Additional
	Stock	Stock	Common	Paid-In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

Balance, December 31, 2003	72,461,829	$724,618	$(819,923)	$38,405,926	$(34,766,716)	$3,543,905

Proceeds from issuance of common stock (Note 3)	5,181,925	51,819	—	2,048,181	—	2,100,000
Issuances of stock for services (Note 3)	350,000	3,500	—	130,500	—	134,000
Expense relating to stock option grants (Note 4)	—	—	—	2,143,395	—	2,143,395
Other	—	—	—	35,000	—	35,000
Net earnings (loss)	—	—	—	—	(4,518,936)	(4,518,936)

Balance, December 31, 2004	77,993,754	$779,937	$(819,923)	$42,763,002	$(39,285,652)	$3,437,364

Proceeds from issuance of common stock and warrants (Note 3)	4,805,376	48,054	—	6,951,925	—	6,999,979
Issuance of stock for services (Note 3)	133,000	1,330	—	269,770	—	271,100
Stock to be issued/options granted for Directors services (Notes 3 and 4)	77,000	770	—	353,210	—	353,980
Issuance of stock for legal settlement (Note 3)	69,094	692	—	149,781	—	150,473
Proceeds from stock options exercised (Notes 3 and 4)	1,718,500	17,185	—	826,315	—	843,500
Expense relating to stock option grants (Note 4)	—	—	—	1,441,580	—	1,441,580
Other	—	—	—	40,600	—	40,600
Net earnings (loss)	—	—	—	—	(5,329,747)	(5,329,747)

Balance, December 31, 2005	84,796,724	$847,968	$(819,923)	$52,796,183	$(44,615,399)	$8,208,829

Options granted for Directors services (Notes 3 and 4)	—	—	—	21,000	—	21,000
Proceeds from stock options exercised (Notes 3 and 4)	64,602	646	—	31,655	—	32,301
Expense relating to stock option grants (Note 4)	—	—	—	1,240,955	—	1,240,955
Other (Note 3)	—	—	—	236,680	—	236,680
Net earnings (loss)	—	—	—	—	(5,242,979)	(5,242,979)

Balance, December 31, 2006	84,861,326	$848,614	$(819,923)	$54,326,473	$(49,858,378)	$4,496,786

See accompanying Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Cash flows from operating activities
Net earnings (loss)	$(5,242,979)	$(5,329,747)	$(4,518,936)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	407,499	402,137	405,869
Non-cash expense related to prior merger (Note 3)	500,000	—	—
Bad debt provision	6,053	6,741	—
Non-cash stock-based compensation	1,261,955	1,985,160	2,277,395
Change in assets and liabilities:
Accounts receivable	(19,829)	(5,451)	(641)
Inventory	(308,639)	(35,498)	(24,916)
Prepaid expense and other assets	4,388	21,495	(1,138)
Accounts payable	(291,615)	362,782	(87,681)
Accrued compensation	(20,846)	88,432	21,369

Net cash used in operating activities	(3,704,013)	(2,503,949)	(1,928,679)

Cash flows from investing activities
Redemption (purchase) of short-term investment	973,581	(2,480,500)	—
Acquisition of machinery and office equipment	(29,040)	(7,293)	—

Net cash provided by (used in) investing activities	944,541	(2,487,793)	—

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	—	6,999,979	2,100,000
Proceeds from common stock options exercised	32,301	843,500	—

Net cash provided by financing activities	32,301	7,843,479	2,100,000

Net (decrease)/increase in cash and cash equivalents	(2,727,171)	2,851,737	171,321
Cash and cash equivalents, beginning	3,382,012	530,275	358,954

Cash and cash equivalents, ending	$654,841	$3,382,012	$530,275

Schedule of non-cash investing and financing activities
Shares issued in payment of legal settlement	$—	$150,473	$—
Other	$86,680	$122,100	$35,000
See accompanying Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies
Nature of Business
International Fuel Technology, Inc. (“IFT”), is a company that was incorporated under the laws of the State of Nevada on April 9, 1996. We have developed a family of fuel additive product formulations. These unique fuel blends have been created to improve fuel economy, enhance lubricity (reducing engine wear and tear) and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuels. We began transitioning from a development stage technology company to a commercial entity during 2002 and have been increasing our product marketing and sales efforts since. We are now focused on continuing to develop the body of evidence of the efficacy of our products applicable to a wide range of markets and industries within these markets through additional industry specific laboratory testing and customer field trials. In addition, we are continuing to strengthen our distributor and customer contact base. Marketing and sales efforts, in conjunction with the additional industry specific testing, will complete our transition to a commercial enterprise.
During 2006, 89% of our net revenues came from product sales to Fuel Technologies Ltd. (“FTL”) and its sub-distributors, primarily from the sale of DiesoLIFTTM. A current executive of FTL is a recent, former Director of IFT. Our product line revenues for 2006, 2005 and 2004 have not been significant.
During 2005, we recorded $500,000 for the sale of DiesoLIFTTM to First Asia Fuel Corporation, a former distributor of our product in selected Asian Pacific Rim countries, representing 89% of total revenues for 2005. Our remaining product line revenues for 2005 were not significant.
We currently utilize Tomah Products, Inc. (“Tomah”) as our sole contracted product manufacturer. Tomah independently purchases required raw materials to manufacture our product.
Summaries of our significant accounting policies follow:
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
Revenue Recognition
We recognize revenue from the sale of our products when the products are shipped, and title and risk of loss has passed to the buyer. The majority of our revenues are from sales to product distributors. Product distributors do not have the option to return product that is not immediately sold to an end-user. Therefore, our revenue recognition is not conditional on whether a distributor is able to sell product to an ultimate product end-user. Our sales policies for end-users are consistent with product distributor sales policies.

Cash and Cash Equivalents
We maintain cash in a bank account, which, at times, exceeds federally insured limits. We have experienced no losses relating to these excess amounts of cash in a bank.
We utilize a cash management program that assesses daily cash requirements. Excess funds are invested in overnight repurchase agreements backed by U.S. Treasury securities. Repurchase agreements are not deposits, are not insured or guaranteed by the U.S. government, the Federal Deposit Insurance Corporation or any other government agency, and involve investment risk including possible loss of principal.
Short-term Investments
We purchased a debt security in November 2005 that matured in November 2006. Upon maturity, we re-invested a portion of our original investment in similar debt securities. The current debt security has an interest rate of 3.5% and matured in February 2007. We have treated this debt security as a held-to-maturity instrument. The market value of the short-term investments approximated their costs at December 31, 2006 and 2005, and related interest income is recorded in the statements of operations.
Accounts Receivable
An allowance for doubtful accounts is maintained at a level we believe sufficient to cover potential losses based on historical trends and known current factors impacting our customers. We have determined that an allowance for doubtful accounts was not necessary as of December 31, 2006 and December 31, 2005. We did, however, write-off $6,053 and $6,741 of accounts receivable in 2006 and 2005, respectively, which we expensed in those respective years.
Inventory
Inventory, which consists of finished product, is valued at the lower of cost or market, based on the first-in, first-out (“FIFO”) method, or market, and represents purchased cost from vendors.
Machinery, Equipment and Office Furniture
Machinery, equipment and office furniture is stated at cost. Depreciation is calculated using the straight-line method over an asset’s appropriate estimated useful life, generally 3 to 5 years.
Purchased Technology
We allocated $2,400,001 of purchase price of a 2001 acquisition to acquired technology, which is being amortized over a 6-year period, or $400,000 per year. Amortization expense for 2007 is expected to be $166,667.
Long-lived Assets
We review the carrying values of our long-lived and intangible assets for possible impairment whenever events or changes in circumstances (such as changes in operations or estimated future cash flows) indicate that the carrying amount of the assets may not be recoverable. As of December 31, 2006, there has been no impairment of long-lived assets.

Goodwill
At a minimum, goodwill impairment is tested annually in the fourth quarter of each year. Goodwill impairment would also be reviewed if any events occur during the year that might indicate impairment. We calculate the fair value of the Company on a per share basis using the market capitalization value of our common stock compared to the book carrying value of the Company. As of December 31, 2006, no provision for impairment of goodwill has been recorded. For tax purposes, goodwill is deductible and is being amortized over 15 years.
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
Research and Development
Research and development costs are expensed as incurred. Expense for 2006, 2005 and 2004 was $530,110, $310,230, and $108,146, respectively.
Advertising Expenses
Advertising costs are expensed as incurred and amounted to $104,979, $68,584 and $42,884 in 2006, 2005 and 2004, respectively.
Basic and Diluted Net Earnings (Loss) Per Common Share
Basic earnings per share are based upon the weighted-average number of common shares outstanding for the period. Diluted earnings per share are based upon the weighted-average number of common and potentially dilutive common shares outstanding for the period. Pursuant to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS 128”), no adjustment is made for diluted earnings per share purposes since we are reporting a net loss, and common stock equivalents would have an anti-dilutive effect. For the fiscal years ended December 31, 2006, 2005, and 2004, 17,867,990, 24,477,592, and 20,350,000 shares, respectively, of common stock equivalents were excluded from the computation of diluted net earnings per share since their effect would be anti-dilutive. Additionally, as more fully described in Note 3, 300,000 legally issued shares have been excluded from the 2005 and prior computations.
Fair Value of Financial Instruments
The carrying amounts of short-term investments, accounts receivable and accounts payable approximate fair value because of their short maturity. The fair value of our short-term investment in U.S. Treasury notes is stated at amortized cost, which approximates the fair market value at December 31, 2006 and 2005.

Accounting for Stock-based Compensation
Effective January 1, 2006, we adopted SFAS No. 123 (revised), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 (“SFAS 123R”), applying the modified prospective method. Prior to the adoption of SFAS 123R, we applied the provisions of Accounting Principles Bulletin Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) in accounting for our stock-based awards, and accordingly, recognized no compensation costs for our stock option grants other than for instances where APB 25 required variable accounting related to stock option modifications and share-based payments to non-employees. Under the modified prospective method, SFAS 123R applies to new awards and awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2006 (a) includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, both using the Black-Scholes option pricing model, and (b) was $2,203,754 higher ($0.03 per share) than what would have been recorded under the APB 25 method. As a result of our decision to adopt SFAS 123R using the modified prospective method, prior period results have not been restated.
Before adoption of SFAS 123R, pro forma disclosures were used to reflect the potential impact of accounting under the fair value techniques of SFAS 123 rather than under the intrinsic value techniques under APB 25. The following table provides information regarding fair value of stock-based compensation granted during the years ended December 31, 2006, 2005 and 2004 and relevant pro forma information regarding stock-based compensation for the same periods.

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004

Weighted-average fair value of options granted	$1.38	$1.91	$0.47
Weighted-average assumptions:
Risk-free interest rate	4.62%	3.86%	3.41%
Dividend yield	—	—	—
Expected volatility	1.2	1.5	1.5
Expected option life (years)	5	4	4

Net earnings (loss)
As reported	N/A	($5,329,747)	($4,518,936)
Add recorded stock-based compensation expense	N/A	$1,985,160	$2,277,395
Deduct stock-based compensation expense as if recorded under the fair value based method	N/A	($6,151,318)	($2,289,962)

Pro forma net earnings (loss)	N/A	($9,495,905)	($4,531,503)

Basic and Diluted net earnings per share:
As reported	N/A	($0.07)	($0.06)
Pro forma	N/A	($0.12)	($0.06)
SFAS 123R requires companies to estimate the fair value of share-based awards on the grant date using an option-pricing model, as did SFAS 123. Upon adoption of SFAS 123 (for pro forma disclosure purposes), we began using the Black-Scholes option-pricing model as the method of valuation for our stock options. The model requires the use of various assumptions. The key assumptions are summarized as follows:
Expected volatility – we estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock for the expected term of our stock options.

Dividend yield – we estimate the dividend yield assumption based on our historical and projected dividend payouts.
Risk-free interest rate – we base risk-free interest rate on the observed interest rates appropriate for the expected term of our stock options.
Expected option life – we base the expected option life on historical experience.
Forfeiture rate assumption - we have assumed 0% for the forfeiture rate assumption based on historical experience.
The aggregate intrinsic value (defined as the spread between the market price of our common stock as of the end of the period and the exercise price of the stock options) for both stock options outstanding and exercisable as of December 31, 2006 was $703,534.
SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations as required under Emerging Issues Task Force issue No. 0015, “Classification in the Statement of Cash Flow of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” There has been no net income tax impact related to stock compensation expense or exercising of stock options for us primarily due to our maintaining a full valuation allowance against our net deferred income tax assets.
The value of options and warrants issued to non-employees upon date of issuance are expensed over the related service periods. For non-employee options that are not subject to a performance criteria, we re-compute the value of the unvested options each quarter-end and adjust the related compensation expense for the new value. That new value is based on various assumptions (similar to those listed above) using end-of-quarter information.
New Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the possible impact of FIN 48, but do not expect any material impact to our financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We applied the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ended December 31, 2006, and such adoption did not have a material impact on our results of operations or our financial position.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another United States GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.
Note 2. Ability to Continue as a Going Concern
Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses since inception and have previously had limited funds with which to operate. Management is in the process of executing a strategy based upon marketing technologies that offer enhanced engine performance and greater fuel economy along with pollution control benefits. We have several technologies in the commercialization phase and in development, and may seek to add other technologies through acquisitions. We have received necessary regulatory and commercial acceptance for our products currently in the commercialization phase. During the first quarter of 2002, we began selling our products directly to the commercial marketplace. We expect to increase our direct sales to the marketplace, eventually generating a level of revenues sufficient to meet our cash flow and earnings requirements. However, it is possible that this may take a few years or may never occur. While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $3.1 million during the 2007 fiscal year will be necessary in order to enable us to adequately fund our operations. As our current cash and short term investments balance is not sufficient to support full year 2007 operations at current planned levels, we will continue to seek funding through private placements of equity securities with existing shareholders/investors of IFT. However, there is the possibility that these sales of equity may not happen at all or may end at some point in the future. If we are unable to secure this additional funding, we will need to significantly curtail operations.
The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.
Note 3. Stockholders’ Equity
Effective October 27, 1999, we merged with Blencathia Acquisition Corporation (“Blencathia”). Blencathia was a public shell company with immaterial assets and liabilities and 300,000 shares outstanding at the time of the merger, which it redeemed and cancelled upon the merger. In exchange, we issued 300,000 of our common shares to the prior Blencathia owner with the contractual understanding that such shares were to be sold by that owner to achieve gross cash proceeds of $500,000. Any excess proceeds were to be returned to us and any deficiency was to be made up by us issuing additional shares or paying the difference in cash. As we believed that we controlled the ultimate timing of the sale of these 300,000 by the prior Blencathia owner, we did not consider these shares as issued or outstanding for purposes of computing earnings per share.
In 2006, we learned that the prior Blencathia owner had, in fact, sold the 300,000 for aggregate proceeds of $150,000, without our consent. Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of $150,000 of common stock. The remaining $350,000 obligation is reflected as a current accrued expense as of December 31, 2006. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value. The 300,000 shares are now reflected as outstanding for earnings per share computations.

We did not issue any shares of common stock in lieu of cash compensation during 2006. In 2005, we issued 133,000 shares of common stock in lieu of cash compensation and recorded $271,100 of expense. 50,000 of these shares were granted to a consultant to compensate for expenses incurred on behalf of IFT. 50,000 common shares were awarded to a new employee as a form of compensation. The remaining 33,000 shares were issued to a Board Member for past Director’s services provided from 2000 through 2004. In 2004, we issued 350,000 shares of common stock in lieu of cash compensation and recorded $134,000 of expense for consulting services provided. All expense recorded was based on our common share price on the common stock grant date. No additional stock is to be issued under these agreements.
We did not sell any shares of common stock during 2006. During 2005, we sold a total of 4,805,376 shares of common stock. Of this amount, 357,397 shares were sold to a Director, representing proceeds of $500,000, and 4,447,979 shares were sold to accredited investors, representing proceeds of $6,499,979. The sale of stock to accredited investors also included 1,111,993 common stock warrants, which along with the sale of common stock, was recorded to additional paid-in capital. The sales price of all stock sale transactions was based on the trading price on the date of commitment for purchase. Of the issued warrants, all were exercisable immediately and for up to 7 years. The following table indicates the exercise prices of the warrants:

Exercise
# of Warrants	Price
97,125	$1.03
11,468	$1.09
155,357	$1.40
537,460	$1.45
13,430	$1.49
37,500	$1.55
39,063	$1.60
220,590	$1.70

1,111,993
During 2004, we sold 5,181,925 shares of common stock to a Director at their quoted market price and received proceeds of $2,100,000.
During the fourth quarter of 2006, we issued 50,000 options to purchase our common stock to Board of Director members for Board services provided during 2006. $21,000 was recorded to stockholders’ equity to reflect the value of the issued options.
During the fourth quarter of 2005, we recorded a provision for the future issuance of common stock options (209,000) at exercise prices ranging from $0.34 to $1.97 per share and common stock shares (77,000) valued at $1.97 per share to compensate Board of Director members for Board services provided between 2000 and 2005. $353,980 was recorded to stockholders’ equity to reflect this transaction and the securities were formally issued in early 2006. In 2005, we also accrued $86,680, which was included in accrued compensation, for Board services provided from 2001 through 2004 that has yet to be paid. This amount was reclassified to additional paid-in capital during 2006 as it is now only payable in equity securities. $72,600 had previously been recorded in the first quarter of 2005 to reflect one Director’s Board service from 2002-2004 (33,000 common shares). This amount is included in the issuance of stock for services on the statements of stockholders’ equity. In 2005, we recorded a total of $513,260 to reflect Board service expenses from 2000 through 2005.

In 2006, we received proceeds of $32,301 for 64,602 stock options exercised by a former director. In 2005, we received proceeds of $843,500 for 1,718,500 stock options exercised. 593,500 stock options were exercised by an employee and 1,125,000 stock options exercised by individuals who had provided consulting and/or legal services. In 2004, no stock options were exercised.
In 2005, we also issued 69,094 common shares, valued at the settlement date’s quoted market price of $150,473, in full settlement of a dispute with a former employee. The previously recorded liability was therefore settled without a gain or loss.
Discount on common stock represents the then fair value of shares of our common stock issued during 1998 to 1999 to related parties for intangible assets with no previous carrying value. As such related party transactions are recorded at historical carryover basis, we did not record any related assets or liabilities upon these transactions but did need to reflect the issuance of the shares in our statements of stockholders’ equity.
Note 4. Options
On October 23, 2001, the Board of Directors adopted our Long Term Incentive Plan (“LTIP”). The Board of Directors is responsible for the administration of this LTIP, and is the approval authority for all option grant awards under this plan. Subject to the express provisions of the LTIP, the Board of Directors shall have full authority and sole and absolute discretion to interpret and amend this LTIP, to prescribe, amend and rescind rules and regulations relating to it, and to make all other determinations which it believes to be necessary or advisable in administering this LTIP.
On October 22, 2006, the LTIP expired according to its terms but was replaced by an action of our Board of Directors with the Amended and Restated Long Term Incentive Plan effective October 22, 2006. This new plan expires on October 21, 2016.
The maximum number of shares of common stock as to which awards may be granted under this plan, subject to subsequent amendments, is 17,500,000 shares. The common stock issued upon exercise of options or on grant of stock awards may be shares previously authorized but not yet issued or shares which have been issued and reacquired by IFT as treasury stock. The Board of Directors may increase the maximum number of shares of common stock as to which awards may be granted at such time as it deems advisable. Awards may be granted to employees or consultants of IFT in their individual capacity only. As of December 31, 2006, we have only issued common stock options to employees under our LTIP.
Stock-based option expense recorded in 2006, 2005 and 2004 is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(SFAS 123R)	(APB 25)	(APB 25)

Variable plan accounting related to stock option modifications	$—	$369,820	$1,626,700
Stock-based options to non-employees	167,801	1,071,760	$516,695
Stock-based options to employees/directors	1,094,154	426,580	—

Total stock-based option expense (1)	$1,261,955	$1,868,160	$2,143,395

(1)	Excludes $117,000 and $134,000 of expense in 2005 and 2004, respectively, related to shares issued to non-employees for services.

Employee and Director Options
During 2002, we should have issued shares to employees on various anniversary dates of their employment. These shares were never issued, and were replaced with grants of options under the LTIP in 2004 to purchase an aggregate of 1,010,000 shares of common stock at exercise prices ranging from $0.14 to $0.25 per share, vesting immediately, and expiring in December 2009. This award modification required us to account for the replacement options under APB 25 variable-based accounting which required us to incur compensation expense of $369,820 and $1,626,700 in 2005 and 2004, respectively, due to the market price exceeding the exercise price. Upon adoption of FAS 123R on January 1, 2006, we no longer applied variable-based accounting for these options.
In 2004, we granted 3,450,000 stock options to employees. 1,800,000 of the options granted in 2004 vested immediately, and the remaining options granted in 2004 became fully vested on December 31, 2005. These options have exercise prices ranging from $1.00 to $2.00 and expire in 2009. We applied the intrinsic value method under APB 25 and related interpretations in accounting for these options. In accordance with APB 25 and FAS 123R, no compensation cost was recognized for these options as the option price was equal to or above the market price of the stock at the option grant date, and the options were fully vested at December 31, 2005.
In 2005, we granted an additional 3,109,198 stock options to employees that have a vesting period ranging between 5 and 36 months. 1,375,099 of these stock options were subsequently forfeited due to the departure of an employee before the options vested. The remaining options granted in 2005 have exercise prices ranging from $0.10 to $2.23 and expire in 2009 and 2010. During 2005, no compensation cost was recorded for options granted to employees in 2005 as the option price was equal to or above the market price of the stock at the option grant date. Also in 2005, we recorded $202,290 as compensation to Board members for services from 2000 through 2004 when we agreed to issue them stock options in early 2006 at exercise prices lower than the then-market price of our common stock.
In 2006, we granted an additional 155,000 stock options to employees and Directors. 50,000 of these options vested immediately and the remaining options have a vesting period ranging between 17 and 24 months, and have exercise prices ranging from $0.51 to $1.25 and expire in 2011. With the implementation of FAS 123R during 2006, compensation cost has been recorded for any employee options that were not fully vested at December 31, 2005.
The following tables summarize information about stock options (issued to employees and Directors) during the three years ended December 31, 2006:

			Weighted-
		Exercise price per	average exercise
	Shares	share	price
Outstanding at December 31, 2003	7,260,000	$0.14-0.75	$0.45

Granted	3,450,000	$1.00-2.00	$1.48
Forfeited	(250,000)	$0.50	$0.50

Outstanding at December 31, 2004	10,460,000	$0.14-2.00	$0.79

Granted (1)	3,109,198	$0.10-2.23	$2.12
Exercised	(593,500)	$0.25-1.00	$0.47
Forfeited	(1,375,099)	$2.23	$2.23

Outstanding at December 31, 2005	11,600,599	$0.10-2.23	$0.99

Granted	155,000	$0.51-1.25	$1.01

Outstanding at December 31, 2006	11,755,599	$0.10-2.23	$0.99

Options excercisable at December 31, 2006	10,733,867	$0.10-2.23	$0.89
Options excercisable at December 31, 2005	10,150,500	$0.10-2.00	$0.82
Options excercisable at December 31, 2004	8,810,000	$0.14-1.00	$0.56

(1)	Includes 165,000 options granted at less than market price with a weighted-average exercise price of $0.74 and 2,944,198 options granted at a price equal to market price with a weighted-average excercise price of $2.20.

The following table summarizes information about employee stock options outstanding at December 31, 2006:

	Options outstanding			Options exercisable
	Number	Weighted-		Number	Weighted-
	outstanding at	average	Weighted-	exercisable at	average
	December 31,	remaining	average	December 31,	exercise
Exercise price	2006	contractual life	exercise price	2006	price
$0.10	33,000	4	$0.10	33,000	$0.10
$0.14	750,000	3	$0.14	750,000	$0.14
$0.25	1,010,000	3	$0.25	1,010,000	$0.25
$0.34	22,000	4	$0.34	22,000	$0.34
$0.39	44,000	4	$0.39	44,000	$0.39
$0.47	22,000	4	$0.47	22,000	$0.47
$0.50	3,750,000	3	$0.50	3,750,000	$0.50
$0.51	50,000	5	$0.51	50,000	0.51
$0.75	1,000,000	3	$0.75	1,000,000	$0.75
$1.00	1,706,500	3	$1.00	1,706,500	$1.00
$1.24	30,000	4.5	$1.24	—	$1.24
$1.25	75,000	4	$1.25	—	$1.25
$1.75	150,000	3.58	$1.75	150,000	$1.75
$1.92	44,000	4	$1.92	44,000	$1.92
$1.97	44,000	4	$1.97	44,000	$1.97
$2.00	1,650,000	4	$2.00	1,650,000	$2.00
$2.23	1,375,099	3	$2.23	458,367	$2.23

	11,755,599	3.18	$0.99	10,733,867	$0.89

As of December 31, 2006, there was $557,449 of total unrecognized compensation cost related to outstanding options granted to employees and Directors. The cost is expected to be recognized over a weighted -average period of 10 months.
The total intrinsic value of employee and Director options exercised during the years ended December 31, 2006, 2005 and 2004 was $0, $1,043,557 and $0, respectively.
Non-employee options and warrants
In 2004, we granted 7,490,000 stock options and warrants to purchase shares of our common stock to non-employees. 1,235,000 of the non-employee options granted in 2004 vested immediately and were recorded as consulting expense at that time. Some of the non-employee options granted in 2004 vested over 10 or 12 months and the fair value of the options were recorded as consultant expense ratably over the vesting period. The majority of the non-employee options and warrants granted in 2004 had vesting schedules based on the occurrence of certain events and expense would have been recorded when the occurrence of the events became probable, or when the triggering events occurred. The triggering events, based primarily on revenues, never occurred within the stipulated contractual time frames and 6,000,000 of these options and warrants granted to non-employees in 2004 were subsequently cancelled in 2006.
During 2005, 3,000,000 options were granted to FT Marketing Ltd. (“FTM”), a marketing affiliate of FTL. FTL was formed for the purpose of marketing and distributing our products. Mr. Stride, a former director of IFT, is President of FTL. Mr. Friedland, who owns more than five percent of our common stock, is the Chairman of FTL. 1,000,000 of these options vested immediately, yielding $720,000 in stock option expense and expired during 2006. The remaining 2,000,000 options vested during the third quarter of 2005 based on the occurrence of certain equity raise events. Many of the exclusive distributorship agreements for territories previously held by FTL were cancelled in 2006.
During 2006, we granted 400,000 stock options to non-employees. These options vest over a 24 month period and the fair value of the options are being expensed over the vesting period. In addition to the non-employee option and warrant cancellations and expirations described above, 100,000 options granted to a non-employee during 2003 expired during 2006.
Total expense recognized in connection with options to non-employees was $516,695 in 2004, $1,071,760 in 2005 and $167,801 in 2006.
Options outstanding to non-employees at December 31, 2006, 2005 and 2004 are 5,000,398, 11,765,000 and 9,890,000, respectively. Options exercisable by non-employees at December 31, 2006, 2005 and 2004 are 4,595,398, 5,660,000 and 3,535,000, respectively. The weighted-average exercisable prices by non-employees at December 31, 2006, 2005 and 2004, for options outstanding and exercisable was $1.36 and $1.32, $1.13 and $1.36 and $0.79 and $0.52, respectively.
Services performed by non-employees who were granted options include product/distribution consulting, technology consulting and legal services. The fair value for these options ($1.60 for 2006, $0.72 for 2005 and $0.37 for 2004) was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.51% for 2006, 3.80% for 2005 and 3.40% for 2004; volatility factor of 1.22 for 2006, 1.47 for 2005 and 1.52 for 2004; and a weighted-average expected life of the option of 5 years for 2006 and 2005 and 4.75 years for 2004.

Non-employee options:

			Weighted-
			average
		Exercise price	exercise
	Shares	per share	price
Outstanding at December 31, 2003	2,400,000	$0.25-0.75	$0.50

Granted	7,490,000	$0.35-2.00	$0.89

Outstanding at December 31, 2004	9,890,000	$0.25-2.00	$0.79

Granted	3,000,000	$1.65-2.35	$2.00
Exercised	(1,125,000)	$0.50	$0.50

Outstanding at December 31, 2005	11,765,000	$0.25-2.35	$1.13

Granted	400,000	$1.88	$1.88
Exercised	(64,602)	$0.50	$0.50
Forfeited	(7,100,000)	$0.35-2.00	$1.02

Outstanding at December 31, 2006	5,000,398	$0.25-2.35	$1.36

Options excercisable at December 31, 2006	4,595,398	$0.25-2.35	$1.32
Options excercisable at December 31, 2005	5,660,000	$0.25-2.35	$1.36
Options excercisable at December 31, 2004	3,535,000	$0.25-1.00	$0.52
As of December 31, 2006, there was $472,179 of total unrecognized compensation cost related to outstanding options granted to non-employees. The cost is expected to be recognized over a weighted-average period of approximately 1 year.
The total intrinsic value of non-employee options exercised during the years ended December 31, 2006, 2005 and 2004 was $42,911, $1,856,800 and $0, respectively.
The weighted-average remaining contractual term (in years) of the options outstanding at December 31, 2006, 2005 and 2004 is 2.72, 3.36 and 4.46, respectively.
Note 5. Income Taxes
Deferred income taxes reflect the net income tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as income tax credit carry-forwards. The tax effects of temporary differences and credits that give rise to significant portions of the net deferred income tax asset are as follows:

	December 31,
	2006	2005	2004

Net operating loss carry-forwards	$12,481,000	$11,192,000	$9,576,000
Intangible assets	744,000	764,000	784,000
Stock-based compensation expense	2,037,000	1,637,000	1,060,000
Non-deductible accruals	219,000	(5,000)	55,000

	15,481,000	13,588,000	11,475,000
Less valuation allowance	(15,481,000)	(13,588,000)	(11,475,000)

Deferred tax asset	$—	$—	$—

In accordance with GAAP, a valuation allowance must be established for a deferred tax asset if it is more likely than not that a tax benefit may not be realized from the asset in the future. We have established a valuation allowance to the extent of our deferred tax assets since it is not yet certain that absorption of the deferred tax asset through future earnings will occur.
Net operating loss carry-forwards available to us for Federal tax purposes are as follows:

Balance	Expiration
$172,302	2012
729,807	2013
7,023,805	2019
4,563,340	2020
3,334,234	2021
3,107,920	2022
2,659,824	2023
2,348,545	2024
3,778,414	2025
3,484,210	2026

$31,202,401

The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to the income tax benefit is as follows:

	Year ended December 31,
	2006	2005	2004

Tax benefit at federal statutory rate	$(1,783,000)	$(1,812,000)	$(1,536,000)
State taxes, net of federal income tax	(315,000)	(320,000)	(271,000)
Change in deferred tax valuation allowance	1,893,000	2,113,000	1,836,000
Other	205,000	19,000	(29,000)

Income tax benefit	$—	$—	$—

Note 6. Lease Commitment
We entered into a five-year operating lease for office space on January 1, 2002 that was scheduled to expire December 31, 2006. During 2006, we amended this lease, extending the term through December 31, 2011. Rent expense was $55,006, $51,790 and $47,976 during the fiscal years ended December 31, 2006, 2005 and 2004, respectively. We also entered into a five-year office equipment lease on October 4, 2005. Future minimum lease payments as of December 31, 2006 are displayed below:

Operating Leases
Year Ending December 31,
2007	$47,936
2008	48,989
2009	50,043
2010	50,306
2011	48,988

Total Minimum Lease Payments	$246,262

Note 7. Legal Proceedings
We are subject to various lawsuits and claims with respect to matters arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes, after consulting with counsel, that it is more likely than not that the ultimate liabilities resulting from such lawsuits and claims will not materially affect our financial position, results of operations or liquidity.
During the fourth quarter of 2005, we made a final settlement payment of approximately $186,000 to a third party related to patent dispute in the United Kingdom.
In December 2005, a former employee of IFT and a former consultant to IFT filed a joint lawsuit against us and certain of our Directors in the St. Louis County, Missouri Circuit Court. The relief sought by the plaintiffs includes payment of compensation up to $120,000 per year under the former employee’s Employment Agreement, issuance of up to 4,832,616 shares of IFT stock under a Share Purchase Agreement entered into between each plaintiff and IFT in April 2001, and release from the plaintiffs’ non-competition obligations. The plaintiffs also allege they were harmed by certain misrepresentations of IFT and are seeking an undetermined amount of damages for such alleged misrepresentations. We have filed counter-claims against the plaintiffs, seeking monetary damages and enforcement of the plaintiffs’ non-competition obligations. We believe our defense and counter-claims are meritorious and intend to aggressively pursue this matter.
On July 31, 2006, we received notice from the American Arbitration Association (“AAA”) of a Demand for Arbitration dated July 27, 2006 received by the AAA naming IFT as Respondent and TPG Capital Partners (“TPG”), the prior Blencathia owner, as the Claimant. The arbitration has been requested by TPG to resolve an alleged aggregate proceeds shortfall from the sale of IFT securities issued in the Blencathia merger. TPG has claimed they sold some or all of the 300,000 shares and the sales have not generated at least $500,000 of proceeds, as guaranteed in the merger documents.
In an effort to resolve this matter prior to submission to binding arbitration, both TPG and IFT participated in a non-binding mediation conference on January 30, 2007. It is not expected that the ultimate settlement of this matter through the mediation or binding arbitration process, and considering the recorded liability will have an additional adverse material effect on IFT.

Note 8. Quarterly Statements of Operation Information (Unaudited)

	For the Three Month Period Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006

Revenues	$153,840	$46,356	$35,544	$(1,156)
Net earnings (loss)	$(1,382,682)	$(1,238,549)	$(1,166,041)	$(1,455,707)
Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.01)	$(0.02)
Weighted-average common shares outstanding	84,496,724	84,496,724	84,506,935	84,561,326

	For the Three Month Period Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

Revenues	$48	$56,535	$7,265	$499,633
Net earnings (loss)	$(1,018,687)	$(1,509,723)	$(1,487,947)	$(1,313,390)
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.02)
Weighted-average common shares outstanding	78,647,405	79,382,116	81,540,328	84,127,451
Revenue recorded during the fourth quarter of 2006 represents a credit memo issued for sales previously recorded during 2006.
During the fourth quarter of 2005, we recorded a total of $513,260 of expense to reflect Board services provided from 2000 through 2005, which were ultimately paid with equity securities.
Effective January 1, 2006, we adopted FASB 123R and recorded stock compensation expense of $1,261,955 throughout the year which represent a difference of $2,203,754 of expense compared to the $941,799 of income we would have recorded under the prior accounting standards. Also, during the fourth quarter of 2006, we recorded $500,000 of expense related to the ultimate deemed issuance of our shares as part of a 1999 merger.