Form 10-Q
period 2007-03-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2007-05-07
CIK 1078723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-25367

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0357508 (I.R.S. Employer Identification No.)

7777 Bonhomme, Suite 1920 St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The number of shares outstanding of registrant’s only class of stock as of May 7, 2007: Common stock, par value $0.01 per share – 84,861,326 shares outstanding.

INTERNATIONAL FUEL TECHNOLOGY, INC.
BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$448,556	$654,841
Short-term investments	992,500	1,506,919
Accounts receivable	9,458	19,227
Inventory	405,962	431,363
Prepaid expenses and other assets	43,423	69,892

Total Current Assets	1,899,899	2,682,242

Property and equipment
Machinery, equipment and office furniture	63,954	63,954
Accumulated depreciation	(37,568)	(35,115)

Net Property and Equipment	26,386	28,839

Purchased technology, net of accumulated amortization of $2,333,333 and $2,233,333 at March 31, 2007 and December 31, 2006, respectively	66,667	166,667
Goodwill	2,211,805	2,211,805

Total Assets	$4,204,757	$5,089,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$276,331	$195,139
Accrued compensation	34,727	47,628
Other accrued expenses	350,000	350,000

Total Current Liabilities	661,058	592,767

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value; 150,000,000 authorized, 84,861,326 shares issued and outstanding at March 31, 2007 and December 31, 2006	848,614	848,614
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	54,549,659	54,326,473
Accumulated deficit	(51,034,651)	(49,858,378)

Total Stockholders’ Equity	3,543,699	4,496,786

Total Liabilities and Stockholders’ Equity	$4,204,757	$5,089,553

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2007	2006

Revenues	$11,872	$153,840

Operating expenses:
Cost of operations (exclusive of depreciation and amortization)	8,444	100,485
Selling, general and administrative expenses (including stock option expense of $223,186 and $464,410, respectively)	1,088,195	1,352,603
Depreciation and amortization	102,453	101,099

Total operating expenses	1,199,092	1,554,187

Net loss from operations	(1,187,220)	(1,400,347)
Interest income	10,947	17,665

Net loss	$(1,176,273)	$(1,382,682)

Basic and diluted net loss per common share	$(0.01)	$(0.02)

Weighted-average common shares outstanding	84,861,326	84,496,724
See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007
(Unaudited)

		Common	Discount on	Additional
	Common	Stock	Common	Paid-in	Accumulated
	Stock Shares	Amount	Stock	Capital	Deficit	Total

Balance, December 31, 2006	84,861,326	$848,614	$(819,923)	$54,326,473	$(49,858,378)	$4,496,786
Expense relating to stock-based compensation (Note 3)	—	—	—	223,186	—	223,186
Net loss	—	—	—	—	(1,176,273)	(1,176,273)

Balance, March 31, 2007	84,861,326	$848,614	$(819,923)	$54,549,659	$(51,034,651)	$3,543,699

     See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,176,273)	$(1,382,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,453	101,099
Non-cash stock-based compensation	223,186	464,410
Change in assets and liabilities:
Accounts receivable	9,769	(101,278)
Inventory	25,401	(146,173)
Prepaid expenses and other assets	26,469	17,152
Accounts payable	81,192	(262,625)
Accrued compensation	(12,901)	(52,216)

Net cash used in operating activities	(720,704)	(1,362,313)

Cash flows from investing activities:
Redemption of short-term investments	514,419	—
Acquisition of machinery and equipment	—	(8,440)

Net cash provided by (used in) investing activities	514,419	(8,440)

Net decrease in cash and cash equivalents	(206,285)	(1,370,753)
Cash and cash equivalents, beginning of period	654,841	3,382,012

Cash and cash equivalents, end of period	$448,556	$2,011,259

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
International Fuel Technology, Inc. (“IFT”) was incorporated under the laws of the State of Nevada on April 9, 1996. We have developed a family of fuel additive product formulations which improve fuel economy, enhance lubricity (reducing engine wear and tear) and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuels. We have received necessary regulatory approval to market our products currently in the commercialization phase. We began transitioning from a development stage technology company to a commercial entity during 2002 and have been increasing our product marketing and sales efforts since. We are focused on continuing to develop the body of evidence demonstrating the efficacy of our products applicable to a wide range of markets and industries within these markets through industry specific laboratory testing and customer field trials. In addition, we are continuing to strengthen our strategic distributor and customer contact base. Marketing and sales efforts, in conjunction with the additional demonstration of product efficacy through industry specific testing and field trials, will complete our transition to a commercial enterprise.
The interim financial statements included herein have been prepared by IFT, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.
These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006. We follow the same accounting policies in preparation of interim reports as we do in our annual statements.
Basic earnings per share are based upon the weighted-average number of common shares outstanding for the period. Diluted earnings per share are based upon the weighted-average number of common and potentially dilutive common shares outstanding for the period. Pursuant to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS 128”), no adjustment is made for diluted earnings per share purposes since we are reporting a net loss, and common stock equivalents would have an anti-dilutive effect. For the three months ended March 31, 2007 and 2006, 17,967,990 and 24,877,592 shares, respectively, of common stock equivalents were excluded from the computation of diluted net earnings per share since their effect would be anti-dilutive.
Note 2 – Ability to Continue as a Going Concern
Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses since inception and have limited funds with which to operate. Management is in the process of executing a strategy based upon marketing technologies that offer enhanced engine performance and greater fuel economy, along with pollution control benefits. We have several technologies in the commercialization stage and in development. We have received necessary regulatory approval to market our products currently in the commercialization phase. During the first quarter of 2002, we began selling our products directly to the commercial marketplace. We expect to increase our sales to the marketplace, eventually generating a level of revenues sufficient to generate a positive cash flow and earnings. However, it is possible that this may take a few years or may never occur. While management cannot make any assurance as to the accuracy of our projections of future capital needs, management believes we will be able to meet our operational cash needs through at least August 2007 without any additional funding. As our current cash and short-term investments balance is not sufficient to support full year operations for fiscal 2007 at currently planned levels, we intend to seek funding through placements of equity securities with investors. However, it is possible that these sales of equity may not happen or may end at some point in the future. If we are unable to secure this additional funding, we will need to significantly curtail operations.
The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.
Note 3 – Stock-based Compensation
Effective January 1, 2006, we adopted SFAS No. 123 (revised), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 (“SFAS 123R”), applying the modified prospective method. Under the modified prospective method, SFAS 123R applies to new awards and awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled.
SFAS 123R requires companies to estimate the fair value of share-based employee awards on the grant date using an option-pricing model and the expensing of that value over the requisite service period for each related employee. We use the Black-Scholes option-pricing model as the method of valuation for our stock options.
The value of options and warrants issued to non-employees is determined upon the date of issuance and expensed over the related service periods. For non-employee options that are not subject to a performance criterion, we recompute the value of the unvested options each quarter-end and adjust the related compensation expense for the new value. That new value is based on various assumptions using end-of-quarter information. For non-employee options subject to a performance criterion, of which we have only 5,000 options outstanding, expense is recognized when it becomes probable that the performance criterion will be met.
Stock-based option expense recorded in the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2007	2006
Stock-based options to non-employees	$15,375	$37,257
Stock-based options to employees/directors	207,811	427,153

Total stock-based option expense	$223,186	$464,410

Options issued to employees
During the first quarter of 2007, 100,000 employee options were granted. Assumptions used to determine the average fair value of these awards ($0.42) included an expected term of five years, a volatility rate of 120% and a risk free interest rate of 4.7%. No employee options were granted in the first quarter of 2006.
Options issued to non-employees
No non-employee options were granted in the first quarter of 2007. In the first quarter of 2006, 400,000 stock options were granted to a non-employee consultant for services through January 31, 2008. These options vest over a 24-month period, and the fair value of the options, recomputed at each quarter-end as described above, is being expensed over the vesting period.
Other
No shares of our common stock and no warrants were sold or issued for services during the first three months of 2007 and 2006. Additionally, no stock options were exercised in either quarter.
Note 4 – Blencathia Merger
Effective October 27, 1999, we merged with Blencathia Acquisition Corporation (“Blencathia”). Blencathia was a public shell company with immaterial assets and liabilities and 300,000 shares outstanding at the time of the merger, which it redeemed and cancelled upon the merger. In exchange, we issued 300,000 of our common shares to the prior Blencathia owner with the contractual understanding that such shares were to be sold by that owner to achieve gross cash proceeds of $500,000. Any excess proceeds were to be returned to us and any deficiency was to be made up by us issuing additional shares or paying the difference in cash. As we believed that we controlled the ultimate timing of the sale of these 300,000 shares by the prior Blencathia owner, we did not consider these shares as issued or outstanding for purposes of computing earnings per share.
In 2006, we learned that the prior Blencathia owner had, in fact, sold the 300,000 shares for aggregate proceeds of $150,000, without our consent. Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of $150,000 of common stock. The remaining $350,000 obligation is reflected as a current accrued expense as of March 31, 2007. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value. The 300,000 shares are now reflected as outstanding for earnings per share computations.
Note 5 – Adoption of New Accounting Standard
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 effective January 1, 2007 with no impact to our financial statements. No uncertain tax positions have been identified through March 31, 2007.
Should we need to account for interest and/or penalties related to uncertain tax positions or other tax authority assessments, we would classify such expenses as part of selling, general and administrative expenses. The years that remain subject to examination by federal income tax authorities include all years since 1997.

Note 6 – Legal Proceedings
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
On July 31, 2006, we received notice from the American Arbitration Association (“AAA”) of a Demand for Arbitration dated July 27, 2006 received by the AAA naming IFT as respondent and TPG Capital Partners (“TPG”), the prior Blencathia owner, as the claimant. The arbitration has been requested by TPG to resolve an alleged aggregate proceeds shortfall from the sale of IFT securities issued in the Blencathia merger. TPG has claimed they sold all of the 300,000 shares and the sales have not generated at least $500,000 of proceeds, as guaranteed in the merger documents.
In an effort to resolve this matter prior to submission to binding arbitration, both TPG and IFT participated in a non-binding mediation conference on January 30, 2007. It is not expected that the ultimate settlement of this matter through the mediation or binding arbitration process, and considering the recorded liability, will have a material adverse effect on IFT.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2006.
Forward-looking Statements and Associated Risks
This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control, including, but not limited to, economic, competitive and other factors affecting our operations, markets, products and services, expansion strategies and other factors described elsewhere in this report and documents filed by us with the SEC, including in our annual report on Form 10-K for the year ended December 31, 2006 under the “Risk Factors” section. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, prove accurate. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.
Overview
We are a fuel performance enhancement technology company transitioning to a commercial enterprise. Our focus is marketing and selling our technology to large, commercial fuel consumers in global markets. We believe the macro economic environment for our technology and products is excellent now and will continue to be so for the foreseeable future. We believe increasingly stringent engine and fuel related environmental regulations will likely result in increased demand for additive products that help offset adverse fuel and engine performance impacts resulting from these regulations. In addition, we believe the increase in the price of oil, along with the higher prices expected in the future, will increase demand for fuel efficiency and conservation. Our products and technology are uniquely positioned to benefit from this macro environment by offering fuel performance enhancement solutions that specifically address these macro developments and trends.
Building upon momentum generated during 2006, additional progress toward our corporate and product commercialization goals was accomplished in the first quarter of 2007. The favorable laboratory testing and field trial results completed during 2006 have led to positive movement towards commercial acceptance of our products. As a result, we expect several sales opportunities to be realized during the second half of 2007.
Specific business trends have developed as a result of our commercialization efforts. Although consistent customer sales and revenue streams have not yet materialized, the number and magnitude of customer trials is increasing at a rapid rate. We believe the commercialization process for our products is composed of four distinct stages:
•	Stage 1 – independent laboratory testing;
•	Stage 2 – initial customer contact detailing independent laboratory results generated;
•	Stage 3 — small-scale field trials with potential customers; and
•	Stage 4 — large-scale field trials with potential customers to confirm favorable results generated from initial small-scale trials.

We have Stage 3 and Stage 4 activities underway with several potential customers in the trucking and stationary power industries. Also, we believe favorable results from laboratory testing aimed at the rail industry in the U.S. and Europe will lead to a significant Stage 2 effort during the first half of 2007. At the conclusion of these active trials and tests, we anticipate results that correlate closely with the results obtained during the first half of 2006, validating that our fuel additives improve fuel economy, lower maintenance expenses and lower engine emissions. We believe the successful demonstration of these product attributes, both in the laboratory and in field testing, will lead to additional customer sales during the second half of 2007.
Corporate developments during the first quarter of 2007 included the continued use of an investor and media relations firm to facilitate targeted industry visibility of our company and products to enhance recognition of our company and identify and develop prospects among the investing community.
Results of Operations
Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
Revenues
Net revenue for the three months ended March 31, 2007 was $11,872, as compared to $153,840 for the three-month period ended March 31, 2006. Sales revenue in the first quarter of 2007 was due primarily to customers who are currently engaged in field trials. Sales revenue in the first quarter of 2006 was primarily due to contractual purchases by our distributor network and included sales to Fuel Technologies Ltd. (“FTL”) ($139,209), a related party to us. Sales revenue generated during the first three months of 2007 and 2006 resulted primarily from the sale of DiesoLIFTTM.
FTL was formed for the purpose of marketing and distributing our products. Charles Stride, a former director of IFT, is President of FTL. Dion Friedland, who owns more than five percent of our common stock, is the Chairman of FTL.
Operating Expenses
Total operating expense was $1,199,092 for the three months ended March 31, 2007, as compared to $1,554,187 for the three-month period ended March 31, 2006. This represents a $355,095 decrease from the prior period, and was primarily attributable to a decrease in stock compensation expense (described below), and a decrease in cost of operations, due to less sales activity in the first quarter of 2007.
Selling, General and Administrative Expense
Selling, general and administrative expense for the three months ended March 31, 2007 was $1,088,195 (including stock-based compensation of $223,186), as compared to $1,352,603 (including stock-based compensation of $464,410) for the three-month period ended March 31, 2006. This decrease of $264,408 was primarily attributable to the following activities:
•	a decrease in stock compensation expense, as described below;
•	a decrease in research and development expense ($125,970) as a result of increased independent product testing activities during the first quarter of 2006, which have now been completed;
•	an increase in investor relations expense ($76,820), as an investor relations firm was retained in the second quarter of 2006; and
•	an increase in salaries expense ($53,092), as we had two more employees in the first quarter of 2007 than in the first quarter of 2006.

Stock compensation expense for the three months ended March 31, 2007 was $223,186, as compared to $464,410 for the three-month period ended March 31, 2006. This $241,224 decrease in stock compensation expense from the prior year period was primarily attributable to expense recorded on options that became fully vested in 2006.
Depreciation and Amortization Expense
Depreciation and amortization expense was relatively unchanged at $102,453 for the three months ended March 31, 2007, as compared to $101,099 for the three months ended March 31, 2006.
Interest Income
Interest income generated from our short-term investment in interest bearing securities for the three months ended March 31, 2007 was $10,947, as compared to $17,665 for the three months ended March 31, 2006. The decrease in interest income is primarily attributable to a smaller investment balance, as some funds have been re-allocated for operating purposes.
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
Net Loss
Net loss for the three months ended March 31, 2007 was a net loss of $1,176,273, as compared to a net loss of $1,382,682 for the three months ended March 31, 2006. The decrease in net loss was primarily due to a decrease in stock-based compensation expense, partially offset by less sales activity in 2007. The basic and diluted net loss per common share for the three months ended March 31, 2007 and 2006 was $(0.01) and $(0.02), respectively.
New Accounting Pronouncements
In June 2006, the FASB issued FIN 48, which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 effective January 1, 2007 with no impact to our financial statements. No uncertain tax positions have been identified through March 31, 2007.
Should we need to account for interest and/or penalties related to uncertain tax positions or other tax authority assessments, we would classify such expenses as part of selling, general and administrative expenses. The years that remain subject to examination by federal income tax authorities include all years since 1997.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another United States GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and we will adopt SFAS 157 beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up front cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 will be effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted if all of the requirements of SFAS 157 are adopted. The impact of the adoption of SFAS 159 will be dependent on the extent to which we choose to elect to measure eligible items at fair value.
Critical Accounting Policies and Estimates
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
Revenue recognition
We recognize revenue from the sale of our products when the products are shipped, and title and risk of loss have passed to the buyer. The majority of our revenue is from sales to product distributors. Product distributors do not have the option to return product that is not immediately sold to an end-user. Therefore, our revenue recognition is not conditional on whether a distributor is able to sell product to an ultimate product end-user. Our sales policies for end-users are consistent with product distributor sales policies.
Valuation of long-lived intangible assets
We asses the impairment of identifiable long-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of the intangible asset overstates its continuing worth to us and may not be recoverable. Factors we consider important, which could trigger an impairment review, include the following:
•	Significant under-performance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Our market capitalization relative to net book value.
As of March 31, 2007, after a review of the intangible asset account balances applied to the valuation criteria above, there has been no impairment of the long-lived intangible assets recorded in our accounts.
Valuation of goodwill
We test goodwill for impairment at least annually in the fourth quarter. We will also review goodwill for impairment throughout the year if any events or changes in circumstances indicate the carrying value may not be recoverable (such triggers for impairment review are described above in the section Valuation of long-lived intangible assets).
To test impairment, we use the market approach to determine the fair value of the Company. Following this approach, the fair value of the business exceeded the carrying value of the business as of March 31, 2007. As a result, no impairment of goodwill was recorded.
Deferred income taxes
Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At March 31, 2007, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.
Liquidity and Capital Resources
A critical component of our operating plan affecting our ability to execute the product commercialization process is the cash resources needed to pursue our marketing and sales objectives. Until we are able to generate positive and sustainable operating cash flow, our ability to attract additional capital resources in the future will be critical to continue the funding of our operations. The independent registered public accounting firm’s report included with the financial statements filed with our 2006 annual report on Form 10-K, filed with the SEC on April 2, 2007, indicated a substantial doubt that IFT could continue as a going concern.
While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, as a result of the successful sales of equity during 2005, we have adequate cash balances to fund operations through at least August 2007. If we are unable to generate positive and sustainable operating cash flows by this time, we will need to raise additional capital to fund our operations. If such funds are not available on acceptable terms, or at all, we may have to curtail operations. Of the approximately $2.3 million of cash we project to need to fund operations through 2007, $1.4 million is available from cash and investments as of March 31, 2007. We intend to address the cash resources shortfall through equity financing.
Cash used in operating activities was $720,704 for the three months ended March 31, 2007, compared to $1,362,313 for the three months ended March 31, 2006. The decrease in cash outflow from operating activities was due primarily to a decrease in working capital requirements ($675,070).

Cash provided by investing activities was $514,419 for the three months ended March 31, 2007, as compared to $8,440 of cash used in investing activities for the three months ended March 31, 2006. The cash provided in 2007 was due to the net redemption of short-term investments during the three-month period, whereas we purchased a network server during the three months ended March 31, 2006.
Net cash decreased by $206,285 for the three months ended March 31, 2007, as compared to a decrease in net cash of $1,370,753 for the three months ended March 31, 2006, primarily due to operating activities being partially subsidized by a net redemption of short-term investments.
Working capital at March 31, 2007 was $1,238,841, as compared to $2,089,475 at December 31, 2006. This decrease was primarily attributable to funding cash operating expenses during the first quarter of 2007.
During the three months ended March 31, 2007 and March 31, 2006, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future. In addition, a significant portion of our operating loss relates to non-cash charges such as depreciation, amortization and stock-based compensation expense.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We currently have short-term investments in U.S. Treasury bonds. This investment was funded from proceeds received from our sale of equity securities during 2005. Interest income earned on the investments for the three months ended March 31, 2007 was $10,947. A one-percentage point change in the rate of interest earned in 2007 would not have had a material impact on our financial statements.
Item 4. Controls and Procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2007. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2007.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 31, 2006, we received notice from the AAA of a Demand for Arbitration dated July 27, 2006 received by the AAA naming IFT as respondent and TPG, the prior Blencathia owner, as the claimant. The arbitration has been requested by TPG to resolve an alleged aggregate proceeds shortfall from the sale of IFT securities issued in the Blencathia merger. TPG has claimed they sold all of the 300,000 shares and the sales have not generated at least $500,000 of proceeds, as guaranteed in the merger documents.
In an effort to resolve this matter prior to submission to binding arbitration, both TPG and IFT participated in a non-binding mediation conference on January 30, 2007. It is not expected that the ultimate settlement of this matter through the mediation or binding arbitration process, and considering the recorded liability, will have a material adverse effect on IFT.
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
INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By:	/s/ Jonathan R. Burst	Date:	May 7, 2007

Jonathan R. Burst
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary S. Hirstein	Date:	May 7, 2007

Gary S. Hirstein
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)