Form 10-Q
period 2007-06-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2007-08-14
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

(Check one) Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares outstanding of registrant's only class of stock as of August 10, 2007: Common stock, par value $0.01 per share - 84,861,326 shares outstanding.

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$264,464	$654,841
Short-term investments	570,525	1,506,919
Accounts receivable	11,680	19,227
Inventory	378,690	431,363
Prepaid expenses and other assets	32,058	69,892
Total Current Assets	1,257,417	2,682,242

Property and equipment
Machinery, equipment and office furniture	65,373	63,954
Accumulated depreciation	(40,061)	(35,115)
Net Property and Equipment	25,312	28,839

Purchased technology, net of accumulated amortization of $2,400,000 and $2,233,333 at June 30, 2007 and December 31, 2006, respectively	-	166,667
Goodwill	2,211,805	2,211,805

Total Assets	$3,494,534	$5,089,553

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$236,930	$195,139
Accrued compensation	54,447	47,628
Other accrued expenses	350,000	350,000
Total Current Liabilities	641,377	592,767

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value; 150,000,000 authorized, 84,861,326 shares issued and outstanding at June 30, 2007 and December 31, 2006	848,614	848,614
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	54,395,225	54,326,473
Accumulated deficit	(51,570,759)	(49,858,378)
Total Stockholders' Equity	2,853,157	4,496,786

Total Liabilities and Stockholders' Equity	$3,494,534	$5,089,553

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Revenues	$22,910	$46,356	$34,782	$200,196

Operating expenses:
Cost of operations (exclusive of depreciation and amortization)	17,142	51,791	25,586	152,276
Selling, general and administrative expense (including stock-	484,420	1,190,730	1,572,615	2,543,333
based compensation expense) (Note 3)
Depreciation and amortization	69,160	101,430	171,613	202,529
Total operating expenses	570,722	1,343,951	1,769,814	2,898,138

Net loss from operations	(547,812)	(1,297,595)	(1,735,032)	(2,697,942)
Interest income	11,704	59,046	22,651	76,711
Net loss	$(536,108)	$(1,238,549)	$(1,712,381)	$(2,621,231)

Basic and diluted net loss
per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted-average common shares outstanding	84,861,326	84,496,724	84,861,326	84,496,724

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2007
(Unaudited)

	Common Stock Shares	Common Stock Amount	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2006	84,861,326	$848,614	$(819,923)	$54,326,473	$(49,858,378)	$4,496,786
Expense relating to stock-based compensation (Note 3)	-	-	-	68,752	-	68,752
Net loss	-	-	-	-	(1,712,381)	(1,712,381)
Balance, June 30, 2007	84,861,326	$848,614	$(819,923)	$54,395,225	$(51,570,759)	$2,853,157

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,712,381)	$(2,621,231)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	171,613	202,529
Non-cash stock-based compensation	68,752	766,644
Change in assets and liabilities:
Accounts receivable	7,547	(43,284)
Inventory	52,673	(341,186)
Prepaid expenses and other assets	37,834	21,007
Accounts payable	41,791	(280,863)
Accrued compensation	6,819	(46,860)
Net cash used in operating activities	(1,325,352)	(2,343,244)

Cash flows from investing activities:
Redemption of short-term investments	936,394	-
Acquisition of machinery and equipment	(1,419)	(8,440)
Net cash provided by (used in) investing activities	934,975	(8,440)

Net decrease in cash and cash equivalents	(390,377)	(2,351,684)
Cash and cash equivalents, beginning of period	654,841	3,382,012
Cash and cash equivalents, end of period	$264,464	$1,030,328

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

International Fuel Technology, Inc. ("IFT") was incorporated under the laws of the State of Nevada on April 9, 1996. We have developed a family of fuel additive product formulations which improve fuel economy, lower harmful engine emissions and enhance lubricity (reducing engine wear and tear), while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuels. We have received necessary regulatory approval to market our products currently in the commercialization phase. We began transitioning from a development stage technology company to a commercial entity during 2002 and have been increasing our product marketing and sales efforts since. We are focused on continuing to develop the body of evidence demonstrating the efficacy of our products applicable to a wide range of markets and industries within these markets through industry specific laboratory testing and customer field trials. In addition, we are continuing to strengthen our strategic distributor and customer contact base. Marketing and sales efforts, in conjunction with the additional demonstration of product efficacy through industry specific testing and field trials, will complete our transition to a commercial enterprise.

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

Basic earnings per share are based upon the weighted-average number of common shares outstanding for the period. Diluted earnings per share are based upon the weighted-average number of common and potentially dilutive common shares outstanding for the period. Pursuant to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS 128”), no adjustment is made for diluted earnings per share purposes since we are reporting a net loss, and common stock equivalents would have an anti-dilutive effect. As of June 30, 2007 and 2006, 17,509,624 and 17,807,592, respectively, common stock equivalents were excluded from the computation of diluted net earnings per share since their effect would be anti-dilutive.

Note 2 - Ability to Continue as a Going Concern

Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses since inception and have limited funds with which to operate. Management is in the process of executing a strategy based upon marketing technologies that offer greater fuel economy, enhanced engine performance, along with pollution control benefits. We have several technologies in the commercialization stage and in development. We have received necessary regulatory approval to market our products currently in the commercialization phase. During the first quarter of 2002, we began selling our products directly to the commercial marketplace. We expect to increase our sales to the marketplace, eventually generating a level of revenues sufficient to generate a positive cash flow and earnings. However, it is possible that this may take a few years or may never occur. While management cannot make any assurance as to the accuracy of our projections of future capital needs, management believes we will be able to meet our operational cash needs through at least September 2007 without any additional funding. As our current cash and short-term investments balance is not sufficient to support full year operations for fiscal 2007 at currently planned levels, we intend to seek funding through placements of equity securities with investors. Although management believes we will secure additional funding necessary to continue operations beyond September 2007, if we are unable to secure this additional funding, we will need to significantly curtail operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

Note 3 - Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 (“SFAS 123R”), applying the modified prospective method. Under the modified prospective method, SFAS 123R applies to new awards and awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased, forfeited or cancelled.

SFAS 123R requires companies to estimate the fair value of share-based employee awards on the grant date using an option-pricing model and to expense that value over the requisite service period for each related employee. We use the Black-Scholes option-pricing model as the method of valuation for our stock-based compensation.

The value of options and warrants issued to non-employees upon the date of issuance are expensed over the related service periods. For non-employee options that are not subject to a performance criterion, we recompute the value of the unvested options each quarter-end and adjust the related compensation expense for the new value. That new value is based on various assumptions using end-of-quarter information. For non-employee options subject to a performance criterion, of which we have only 5,000 options outstanding, expense is recognized when it becomes probable that the performance criterion will be met.

Stock-based compensation expense recorded in the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Stock-based compensation to non-employees	$43,521	$96,077	$58,896	$133,334
Stock-based compensation to employees/directors	(197,955)	206,157	9,856	633,310
Total stock-based compensation expense	$(154,434)	$302,234	$68,752	$766,644

Options issued to employees

During the first quarter of 2007, 100,000 employee options were granted. Assumptions used to determine the average fair value of these awards ($0.42 per option) included an expected term of five years, a volatility rate of 120% and a risk free interest rate of 4.70%. No employee options were granted in the second quarter of 2007.

During the second quarter of 2006, 30,000 employee options were granted. Assumptions used to determine the average fair value of these awards ($1.05 per option) included an expected term of five years, a volatility rate of 122% and a risk free interest rate of 5.07%. No employee options were granted in the first quarter of 2006.

Options issued to non-employees

No non-employee options were granted in the first or second quarters of 2007. In the first quarter of 2006, 400,000 stock options were granted to a non-employee consultant for services through January 31, 2008. These options vest over a 24-month period, and the fair value of the options, recomputed at each quarter end as described above, is being expensed over the vesting period. No non-employee options were granted in the second quarter of 2006.

Other

During the second quarter of 2007, 458,366 non-vested employee options were forfeited, resulting in the reversal of $370,512 of previously recorded stock-based compensation expense. We also recognized $206,764 of additional stock-based compensation expense in the second quarter of 2007 as a result of extending the expiration date of certain options from August 19, 2007 to December 31, 2009.

In 2004, we granted 7,490,000 stock options and warrants to purchase shares of our common stock to non-employees. The majority of the non-employee options and warrants granted in 2004 had vesting schedules based on the occurrence of certain events and expense would have been recorded when the occurrence of the events became probable, or when the triggering events occurred. The triggering events, based primarily on revenues, never occurred within the stipulated contractual time frames and 6,000,000 of these options and warrants granted to non-employees in 2004 were subsequently cancelled in the second quarter of 2006.

During 2005, 3,000,000 options were granted to FT Marketing Ltd. (“FTM”), a marketing affiliate of Fuel Technologies Ltd. (“FTL”). FTL was formed for the purpose of marketing and distributing our products. Mr. Stride, a former director of IFT, is President of FTL. Mr. Friedland, who owns more than five percent of our common stock, is the Chairman of FTL. 1,000,000 of these options vested immediately, yielding $720,000 in stock-based compensation expense and expired during the second quarter of 2006.

In addition, 100,000 options granted to a non-employee during 2003 expired during the second quarter of 2006.

No shares of our common stock and no warrants were sold or issued for services during the first six months of 2007 and 2006. Additionally, no stock options were exercised in the respective periods.

Note 4 - Blencathia Merger

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 300,000 shares for aggregate proceeds of $150,000, without our consent. Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of $150,000 of common stock. The remaining $350,000 obligation is reflected as a current accrued expense as of June 30, 2007. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value. The 300,000 shares are now reflected as outstanding for earnings per share computations.

Note 5 - Adoption of New Accounting Standard

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 effective January 1, 2007 with no impact to our financial statements. No uncertain tax positions have been identified through June 30, 2007.

Should we need to account for interest and/or penalties related to uncertain tax positions or other tax authority assessments, we would classify such expenses as part of selling, general and administrative expense. The years that remain subject to examination by federal income tax authorities include all years since 1997.

Note 6 - Legal Proceedings

In December 2005, a former employee of IFT and a former consultant to IFT filed a joint lawsuit against us and certain of our directors in the St. Louis County, Missouri Circuit Court. The relief sought by the plaintiffs included payment of compensation up to $120,000 per year under the former employee’s Employment Agreement, issuance of up to 4,832,616 shares of IFT stock under a Share Purchase Agreement entered into between each plaintiff and IFT in April 2001, and release from the plaintiffs’ non-competition obligations. The plaintiffs also alleged they were harmed by certain misrepresentations of IFT and were seeking an undetermined amount of damages for such alleged misrepresentations. We filed counter-claims against the plaintiffs, seeking monetary damages and enforcement of the plaintiffs’ non-competition obligations. During the second quarter of 2007, this case was dismissed by the Missouri Circuit Court with no compensation paid to either party.

On July 31, 2006, we received notice from the American Arbitration Association ("AAA") of a Demand for Arbitration dated July 27, 2006 received by the AAA naming IFT as respondent and TPG Capital Partners (“TPG”), the prior Blencathia owner, as the claimant. The arbitration has been requested by TPG to resolve an alleged aggregate proceeds shortfall from the sale of IFT securities issued in the Blencathia merger. TPG has claimed they sold all of the 300,000 shares and the sales have not generated at least $500,000 of proceeds, as guaranteed in the merger documents.

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

Forward-looking Statements and Associated Risks

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control, including, but not limited to, economic, competitive and other factors affecting our operations, markets, products and services, expansion strategies and other factors described elsewhere in this report and documents filed by us with the Securities and Exchange Commission (“SEC”), including in our annual report on Form 10-K for the year ended December 31, 2006 under the “Risk Factors” section. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, prove accurate. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

Building upon momentum generated during 2006, additional progress toward our corporate and product commercialization goals was accomplished in the first half of 2007. The favorable laboratory testing and field trial results completed during 2006 have led to positive movement towards commercial acceptance of our products. As a result, we expect several sales opportunities to be realized during the second half of 2007.

Specific business trends have developed as a result of our commercialization efforts. Although consistent customer sales and revenue streams have not yet materialized, the number and magnitude of customer trials is increasing at a rapid rate. We believe the commercialization process for our products is composed of five distinct stages:

•	Stage 1 - independent laboratory testing;

•	Stage 2 - initial customer contact detailing independent laboratory results generated;

•	Stage 3 - small-scale field trials with potential customers;

•	Stage 4 - large-scale field trials with potential customers to confirm favorable results generated from initial small-scale trials; and

•	Stage 5 - potential customers become commercial customers.

We have Stage 3 and Stage 4 activities underway with several potential customers in the trucking and stationary power industries. Also, we believe favorable results from laboratory testing aimed at the rail industry in the U.S. and Europe will lead to significant Stage 2 and Stage 3 efforts during the second half of 2007. At the conclusion of these active trials and tests, we anticipate results that correlate closely with the results obtained during the first half of 2006, validating that our fuel additives improve fuel economy, lower engine emissions and lower maintenance expenses. We believe the successful demonstration of these product attributes, both in the laboratory and in field testing, will lead to additional customer sales during the second half of 2007.

Corporate developments during the first half of 2007 included the continued use of an investor and media relations firm to facilitate targeted industry visibility of our company and products to enhance recognition of our company and identify and develop prospects among the investing community.

Results of Operations

Three and Six Months Ended June 30, 2007 Compared to the Three and Six Months Ended June 30, 2006

Revenues

Net revenue for the three months ended June 30, 2007 was $22,910, as compared to $46,356 for the three-month period ended June 30, 2006. Sales revenue in the second quarter of 2007 was due primarily to sales to distribution partners and to end-user customers. Sales revenue in the second quarter of 2006 was primarily due to contractual purchases by our distributor network and included gross sales to Fuel Technologies Ltd. (“FTL”) ($69,615), a then-related party to us.

Net revenue for the six months ended June 30, 2007 was $34,782, as compared to $200,196 for the six-month period ended June 30, 2006. Sales revenue in the first two quarters of 2007 was due primarily to sales to distribution partners, end-user customers and customers who are currently engaged in field trials. Sales revenue in the first two quarters of 2006 was primarily due to contractual purchases by our distributor network and included sales to FTL ($208,824), a then-related party to us. Sales revenue generated during the first six months of 2007 and 2006 resulted primarily from the sale of DiesoLIFTTM.

FTL was formed for the purpose of marketing and distributing our products. Charles Stride, a former director of IFT, is President of FTL. Dion Friedland, who owns more than five percent of our common stock, is the Chairman of FTL. FTL is no longer an active distributor for our products.

At the end of the second quarter of 2006, we also accrued $25,136 for a contra-revenue international marketing fee that was paid to FT Marketing Ltd. (“FTM”), a marketing affiliate of FTL, for revenues and subsequent cash collections generated from FTM sales contact leads. These fees are included in the net revenue totals described above.

Operating Expenses

Total operating expense was $570,722 for the three months ended June 30, 2007, as compared to $1,343,951 for the three-month period ended June 30, 2006. This represents a $773,229 decrease from the prior period, and was primarily attributable to a decrease in stock-based compensation expense (described below), and a decrease in selling, general and administrative expense (described below).

Total operating expense was $1,769,814 for the six months ended June 30, 2007, as compared to $2,898,138 for the six-month period ended June 30, 2006. This represents a $1,128,324 decrease from the prior period, and was primarily attributable to a decrease in stock-based compensation expense (described below), a decrease in selling, general and administrative expense (described below) and a decrease in cost of operations, due to less sales activity in the first half of 2007.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2007 was $484,420 (including stock-based compensation of $(154,434)), as compared to $1,190,730 (including stock-based compensation of $302,234) for the three-month period ended June 30, 2006. This decrease of $706,310 was primarily attributable to the following activities:

•
a decrease in stock-based compensation expense ($456,668), primarily due to the reversal of expense previously recorded on options forfeited (prior to vesting) during the second quarter of 2007 and due to expense recorded on options that became fully vested in 2006 and in the first quarter of 2007;

•	a decrease in research and development expense ($167,560) as a result of increased independent product testing activities during the first quarter of 2006, which have now been completed; and

•	a decrease in legal expense ($70,120), as we had increased legal fees associated with an S-1 registration filing and more aggressive intellectual property protection in the second quarter of 2006.

Selling, general and administrative expense for the six months ended June 30, 2007 was $1,572,615 (including stock-based compensation of $68,752), as compared to $2,543,333 (including stock-based compensation of $766,644) for the six-month period ended June 30, 2006. This decrease of $970,718 was primarily attributable to the following activities:

•
a decrease in stock-based compensation expense ($698,072), primarily due to the reversal of expense previously recorded on options forfeited (prior to vesting) during the second quarter of 2007 and due to expense recorded on options that became fully vested in 2006 and in the first quarter of 2007;

•	a decrease in research and development expense ($293,531) as a result of increased independent product testing activities during the first quarter of 2006, which have now been completed;

•
a decrease in legal expense ($97,116), as we had increased legal fees associated with an S-1 registration filing and more aggressive intellectual property protection in the first two quarters of 2006; and

•	an increase in salaries and wage expense ($89,196), primarily due to the addition of two employees since the second quarter of 2006.

Depreciation and Amortization Expense

Depreciation and amortization expense was $69,160 for the three months ended June 30, 2007, as compared to $101,430 for the three months ended June 30, 2006. This decrease of $32,270 was primarily attributable to our intellectually property becoming fully amortized during the second quarter of 2007.

Depreciation and amortization expense was $171,613 for the six months ended June 30, 2007, as compared to $202,529 for the six months ended June 30, 2006. This decrease of $30,916 was primarily attributable to our intellectually property becoming fully amortized during the second quarter of 2007.

Interest Income

Interest income generated from our short-term investment in interest bearing securities for the three months ended June 30, 2007 was $11,704, as compared to $59,046 for the three months ended June 30, 2006. The decrease in interest income is primarily attributable to a smaller investment balance, as some funds have been re-allocated for operating purposes.

Interest income generated from our short-term investment in interest bearing securities for the six months ended June 30, 2007 was $22,651, as compared to $76,711 for the six months ended June 30, 2006. The decrease in interest income is primarily attributable to a smaller investment balance, as some funds have been re-allocated for operating purposes.

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

Net Loss

Net loss for the three months ended June 30, 2007 was a net loss of $536,108, as compared to a net loss of $1,238,549 for the three months ended June 30, 2006. The decrease in net loss was primarily due to a decrease in stock-based compensation expense, research and development expense and legal expense. The basic and diluted net loss per common share for the three months ended June 30, 2007 and 2006 was $(0.01).

Net loss for the six months ended June 30, 2007 was a net loss of $1,712,381, as compared to a net loss of $2,621,231 for the six months ended June 30, 2006. The decrease in net loss was primarily due to a decrease in stock-based compensation expense, research and development and legal expense, partially offset by an increase in salary expense. The basic and diluted net loss per common share for the six months ended June 30, 2007 and 2006 was $(0.02) and $(0.03), respectively.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 effective January 1, 2007 with no impact to our financial statements. No uncertain tax positions have been identified through June 30, 2007.

Should we need to account for interest and/or penalties related to uncertain tax positions or other tax authority assessments, we would classify such expenses as part of selling, general and administrative expense. The years that remain subject to examination by federal income tax authorities include all years since 1997.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. generally accepted accounting principles (“GAAP”) standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and we will adopt SFAS 157 beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up front cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 will be effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted if all of the requirements of SFAS 157 are adopted. The impact of the adoption of SFAS 159 will be dependent on the extent to which we choose to elect to measure eligible items at fair value.

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

As of June 30, 2007, our intangible asset account balances have been fully amortized.

Valuation of goodwill

We test goodwill for impairment at least annually in the fourth quarter. We will also review goodwill for impairment throughout the year if any events or changes in circumstances indicate the carrying value may not be recoverable (such triggers for impairment review are described above in the section Valuation of long-lived intangible assets).

To test impairment, we use the market approach to determine the fair value of the Company. Following this approach, the fair value of the business exceeded the carrying value of the business as of June 30, 2007. As a result, no impairment of goodwill was recorded.

Deferred income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At June 30, 2007, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.

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

While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, as a result of the successful sales of equity during 2005, we have adequate cash balances to fund operations through at least September 2007. If we are unable to generate positive and sustainable operating cash flows by this time, we will need to raise additional capital to fund our operations. Although management believes we will secure additional funding necessary to continue operations beyond September 2007, if we are unable to secure this additional funding, we will need to significantly curtail operations. Of the approximately $1.2 million of cash we project to need to fund operations through 2007, $834,989 is available from cash and investments as of June 30, 2007. We intend to address the cash resources shortfall through equity financing.

Cash used in operating activities was $1,325,352 for the six months ended June 30, 2007, compared to $2,343,244 for the six months ended June 30, 2006. The decrease in cash outflow from operating activities was due primarily to a decrease in working capital requirements ($837,850).

Cash provided by investing activities was $934,975 for the six months ended June 30, 2007, as compared to $8,440 of cash used in investing activities for the six months ended June 30, 2006. The cash provided in 2007 was due to the net redemption of short-term investments during the six-month period, whereas we purchased a network server during the six months ended June 30, 2006.

Net cash decreased by $390,377 for the six months ended June 30, 2007, as compared to a decrease in net cash of $2,351,684 for the six months ended June 30, 2006, primarily due to operating activities being partially subsidized by a net redemption of short-term investments.

Working capital at June 30, 2007 was $616,040, as compared to $2,089,475 at December 31, 2006. This decrease was primarily attributable to funding cash operating expenses during the first two quarters of 2007.

During the six months ended June 30, 2007 and June 30, 2006, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future. In addition, a significant portion of our operating loss relates to non-cash charges such as depreciation, amortization and stock-based compensation expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We currently have short-term investments in U.S. Treasury bonds. This investment was funded from proceeds received from our sale of equity securities during 2005. Interest income earned on the investments for the three and six months ended June 30, 2007 was $11,704 and $22,651, respectively. A one-percentage point change in the rate of interest earned in 2007 would not have had a material impact on our financial statements.

Item 4. Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2007. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2007.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2005, a former employee of IFT and a former consultant to IFT filed a joint lawsuit against us and certain of our directors in the St. Louis County, Missouri Circuit Court. The relief sought by the plaintiffs included payment of compensation up to $120,000 per year under the former employee’s Employment Agreement, issuance of up to 4,832,616 shares of IFT stock under a Share Purchase Agreement entered into between each plaintiff and IFT in April 2001, and release from the plaintiffs’ non-competition obligations. The plaintiffs also alleged they were harmed by certain misrepresentations of IFT and were seeking an undetermined amount of damages for such alleged misrepresentations. We filed counter-claims against the plaintiffs, seeking monetary damages and enforcement of the plaintiffs’ non-competition obligations. During the second quarter of 2007, this case was dismissed by the Missouri Circuit Court with no compensation paid to either party.

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

Item 5. Other Information

(a)	None.

(b)
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2007.

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

INTERNATIONAL FUEL TECHNOLOGY, INC. (Registrant)

By: /s/ Jonathan R. Burst	Date: August 14, 2007
Jonathan R. Burst Chief Executive Officer (Principal Executive Officer)

By: /s/ Stuart D. Beath	Date: August 14, 2007
Stuart D. Beath Chief Financial Officer (Principal Financial Officer)