Form 10-Q
period 2007-09-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2007-11-14
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐ No ☒

The number of shares outstanding of registrant's only class of stock as of November 9, 2007: Common stock, par value $0.01 per share - 84,861,326 shares outstanding.

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$368,966	$654,841
Short-term investments	-	1,506,919
Accounts receivable	22,936	19,227
Inventory	355,590	431,363
Prepaid expenses and other assets	28,516	69,892
Total Current Assets	776,008	2,682,242

Property and equipment
Machinery, equipment and office furniture	63,706	63,954
Accumulated depreciation	(42,576)	(35,115)
Net Property and Equipment	21,130	28,839

Purchased technology, net of accumulated amortization of $2,400,000 and $2,233,333 at September 30, 2007 and December 31, 2006, respectively	-	166,667
Goodwill	2,211,805	2,211,805
Total Assets	$3,008,943	$5,089,553

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$252,821	$195,139
Accrued compensation	31,581	47,628
Other accrued expenses	350,000	350,000
Total Current Liabilities	634,402	592,767

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value; 150,000,000 authorized, 84,861,326 shares issued and outstanding at September 30, 2007 and December 31, 2006	848,614	848,614
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	54,409,590	54,326,473
Accumulated deficit	(52,063,740)	(49,858,378)
Total Stockholders' Equity	2,374,541	4,496,786

Total Liabilities and Stockholders' Equity	$3,008,943	$5,089,553

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Revenues	$34,288	$35,544	$69,070	$235,740

Operating expenses:
Cost of operations (exclusive of depreciation and amortization)	21,990	16,572	47,576	168,848
Selling, general and administrative expense (including stock- based compensation expense) (Note 3)	506,052	1,129,482	2,078,668	3,672,815
Depreciation and amortization	3,580	102,515	175,193	305,044
Total operating expenses	531,622	1,248,569	2,301,437	4,146,707

Net loss from operations	(497,334)	(1,213,025)	(2,232,367)	(3,910,967)
Interest income	4,354	46,984	27,005	123,695
Net loss	$(492,980)	$(1,166,041)	$(2,205,362)	$(3,787,272)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted-average common shares outstanding	84,861,326	84,506,935	84,861,326	84,497,275

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007
(Unaudited)

	Common Stock Shares	Common Stock Amount	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2006	84,861,326	$848,614	$(819,923)	$54,326,473	$(49,858,378)	$4,496,786
Expense relating to stock-based compensation (Note 3)	-	-	-	83,117	-	83,117
Net loss	-	-	-	-	(2,205,362)	(2,205,362)
Balance, September 30, 2007	84,861,326	$848,614	$(819,923)	$54,409,590	$(52,063,740)	$2,374,541

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net loss	$(2,205,362)	$(3,787,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175,193	305,044
Non-cash stock-based compensation	83,117	1,116,088
Bad debt provision	417	6,053
Change in assets and liabilities:
Accounts receivable	(4,126)	(33,983)
Inventory	75,773	(322,031)
Prepaid expenses and other assets	41,376	(9,603)
Accounts payable	57,682	(313,275)
Accrued compensation	(16,047)	(48,893)
Net cash used in operating activities	(1,791,977)	(3,087,872)

Cash flows from investing activities:
Redemption of short-term investments	1,506,919	-
Acquisition of machinery and equipment	(817)	(29,039)
Net cash provided by (used in) investing activities	1,506,102	(29,039)

Cash flows from financing activities:
Proceeds from stock options exercised	-	32,301
Net cash provided by financing activities	-	32,301

Net decrease in cash and cash equivalents	(285,875)	(3,084,610)
Cash and cash equivalents, beginning of period	654,841	3,382,012
Cash and cash equivalents, end of period	$368,966	$297,402

Schedule of non-cash operating activities:
Other	$-	$86,680

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

International Fuel Technology, Inc. ("IFT") was incorporated under the laws of the State of Nevada on April 9, 1996. We have developed a family of fuel additive formulations which improve fuel economy, lower harmful engine emissions and enhance lubricity (reducing engine wear and tear), while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuels. We have received necessary regulatory approval to market our products currently in the commercialization phase. We began transitioning from a development stage technology company to a commercial entity during 2002 and have been increasing our product marketing and sales efforts since. We are focused on continuing to develop the body of evidence demonstrating the efficacy of our products applicable to a wide range of markets and industries within these markets through industry specific laboratory testing and customer field trials. In addition, we are continuing to strengthen our strategic distributor and customer contact base. Marketing and sales efforts, in conjunction with the additional demonstration of product efficacy through industry specific testing and field trials, will complete our transition to a commercial enterprise.

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

Basic earnings per share are based upon the weighted-average number of common shares outstanding for the period. Diluted earnings per share are based upon the weighted-average number of common shares and potentially dilutive common shares outstanding for the period. Pursuant to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS 128”), no adjustment is made for diluted earnings per share purposes since we are reporting a net loss, and common stock equivalents would have an anti-dilutive effect. As of September 30, 2007 and 2006, 16,614,226 and 17,817,990, respectively, common stock equivalents were excluded from the computation of diluted net loss per share since their effect would be anti-dilutive.

Note 2 - Ability to Continue as a Going Concern

Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses since inception and have limited funds with which to operate. Management is in the process of executing a strategy based upon marketing technologies that offer enhanced engine performance and greater fuel economy, along with pollution control benefits. We have several technologies in the commercialization stage and in development. We have received necessary regulatory approval to market our products currently in the commercialization phase. During the first quarter of 2002, we began selling our products directly to the commercial marketplace. We expect to increase our sales to the marketplace, eventually generating a level of revenues sufficient to generate a positive cash flow and earnings. However, it is possible that this may take a few years or may never occur. While management cannot make any assurance as to the accuracy of our projections of future capital needs, management believes that with a recent debt financing arrangement (see Note 7), we will be able to meet our operational cash needs through at least January 2008 without any additional funding. As our current cash balance is not sufficient to support operations for much of fiscal 2008 at currently planned levels, we intend to seek funding through placements of debt and/or equity securities with investors. Although management believes we will secure additional funding necessary to continue operations beyond January 2008, if we are unable to secure this additional funding, we will need to significantly curtail operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

Note 3 - Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 (“SFAS 123R”), applying the modified prospective method. Under the modified prospective method, SFAS 123R applies to awards made on or after the effective date and awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased, forfeited or cancelled.

SFAS 123R requires companies to estimate the fair value of share-based employee awards on the grant date using an option-pricing model and to expense that value over the requisite service period for each related employee. We use the Black-Scholes option-pricing model as the method of valuation for our stock-based compensation.

The value of options and warrants issued to non-employees upon the date of issuance is expensed over the related service periods. For non-employee options that are not subject to a performance criterion, we recompute the value of the unvested options each quarter-end and adjust the related compensation expense for the new value. That new value is based on various assumptions using end-of-quarter information. For non-employee options subject to a performance criterion, of which we have only 5,000 options outstanding, expense is recognized when it becomes probable that the performance criterion will be met.

Stock-based compensation expense recorded in the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock-based compensation to non-employees	$(6,624)	$(4,492)	$80,000	$213,334
Stock-based compensation to employees/directors	20,988	87,609	269,444	902,754
Total stock-based compensation expense	$14,364	$83,117	$349,444	$1,116,088

Options issued to employees

During the first quarter of 2007, 100,000 employee options were granted. Assumptions used to determine the average fair value of these awards ($0.42 per option) included an expected term of 5 years, a volatility rate of 120% and a risk free interest rate of 4.70%. These options were subsequently forfeited in the third quarter of 2007. No employee options were granted in the second quarter of 2007. During the third quarter of 2007, 400,000 employee options were granted. Assumptions used to determine the average fair value of these awards (ranging between $0.32 and $0.38 per option with a weighted-average fair value of $0.34) included an expected term of between 5 and 5.5 years (weighted-average expected term of 5.2 years), a volatility rate between 112% and 116% (weighted-average volatility rate of 114%) and a risk free interest rate between 4.93% and 5.00% (weighted-average risk free interest rate of 5.00%).

No employee options were granted in the first quarter of 2006. During the second quarter of 2006, 30,000 employee options were granted. Assumptions used to determine the average fair value of these awards ($1.05 per option) included an expected term of 5 years, a volatility rate of 122% and a risk free interest rate of 5.07%. During the third quarter of 2006, 75,000 employee options were granted. Assumptions used to determine the average fair value of these awards ($0.98 per option) included an expected term of 5 years, a volatility rate of 114% and a risk free interest rate of 5.07%.

Options issued to non-employees

No non-employee options were granted in the first, second or third quarters of 2007. In the first quarter of 2006, 400,000 stock options were granted to a non-employee consultant for services through January 31, 2008. These options vest over a 24-month period, and the fair value of the options, recomputed at each quarter-end as described above, is being expensed over the vesting period. No non-employee options were granted in the second or third quarters of 2006.

Other

During the second quarter of 2007, 458,366 non-vested employee options were forfeited, resulting in the reversal of $370,512 of previously recorded stock-based compensation expense. We also recognized $206,764 of additional stock-based compensation expense in the second quarter of 2007 as a result of extending the expiration date of certain options from August 19, 2007 to December 31, 2009. During the third quarter of 2007, 100,000 non-vested employee options were forfeited, resulting in the reversal of $10,500 of previously recorded stock-based compensation expense.

During the third quarter of 2006, 64,602 stock options were exercised by a former director. These options had been granted for previous consulting services provided. No stock options were exercised during the first nine months of 2007 or first six months of 2006.

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

During 2005, 3,000,000 options were granted to FT Marketing Ltd., a marketing affiliate of Fuel Technologies Ltd. (“FTL”). FTL was formed for the purpose of marketing and distributing our products. Mr. Stride, a former director of IFT, is President of FTL. Mr. Friedland, who owns more than five percent of our common stock, is the Chairman of FTL. 1,000,000 of these options vested immediately, yielding $720,000 in stock-based compensation expense, and expired during the second quarter of 2006. The remaining 2,000,000 options vested upon the occurrence of certain financing events during the third quarter of 2005. These options were treated as a cost of equity related to the third quarter 2005 equity financing, as the costs were deemed instrumental in securing the equity financing. They were accounted for and included in the equity accounts of our Balance Sheet.

During the third quarter of 2007, 1,185,398 non-employee and 10,000 employee vested stock options expired.  During the second quarter of 2006, 100,000 options granted to a non-employee during 2003 expired.

No shares of our common stock and no warrants were sold or issued for services during the first nine months of 2007 and 2006.

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 300,000 shares for aggregate proceeds of $150,000, without our consent. Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of $150,000 of common stock. The remaining $350,000 obligation is reflected as a current accrued expense as of September 30, 2007. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value. The 300,000 shares are now reflected as outstanding for earnings per share computations.

Note 5 - Adoption of New Accounting Standard

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 effective January 1, 2007 with no impact to our financial statements. No uncertain tax positions have been identified through September 30, 2007.

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

Note 7 - Subsequent Events

On November 12, 2007, we finalized a debt financing with a current IFT Board member. Under the terms of the financing arrangement, IFT will receive a $500,000 loan with an annual interest rate of 15% that must be repaid no later than January 1, 2009. The loan is guaranteed by another current IFT Board member.

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

Building upon momentum generated during 2006, additional progress toward our corporate and product commercialization goals was accomplished in the first three quarters of 2007. The favorable laboratory testing and field trial results completed during 2006 have led to positive movement towards commercial acceptance of our products. As a result, we have generated revenues from several commercial accounts during 2007 and expect continued sales growth during the 2008 fiscal year.

Specific business trends have developed as a result of our commercialization efforts. Although significant customer sales and revenue streams have not yet materialized, the number and magnitude of customer trials is increasing at a rapid rate. We believe the commercialization process for our products is composed of five distinct stages:

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

We have Stage 3 and Stage 4 activities underway with several potential customers in the trucking and stationary power industries. Also, we believe favorable results from laboratory testing aimed at the rail industry in the U.S. and Europe will lead to significant Stage 2 and Stage 3 efforts during late 2007 and the first half of 2008. At the conclusion of these active trials and tests, we anticipate results that correlate closely with the results obtained during the first half of 2006, validating that our fuel additives improve fuel economy, lower engine emissions and lower maintenance expenses. We believe the successful demonstration of these product attributes, both in the laboratory and in field testing, will lead to additional customer sales during the first half of 2008.

Results of Operations

Three and Nine Months Ended September 30, 2007 Compared to the Three and Nine Months Ended September 30, 2006

Revenues

Net revenue for the three months ended September 30, 2007 was $34,288, as compared to $35,544 for the three-month period ended September 30, 2006. Sales revenue in the third quarter of 2007 was due to sales to end-user customers. Sales revenue in the third quarter of 2006 was due primarily to purchases by our distributor network and by customers who completed successful field trials.

Net revenue for the nine months ended September 30, 2007 was $69,070, as compared to $235,740 for the nine-month period ended September 30, 2006. Sales revenue in the first three quarters of 2007 was due primarily to sales to distribution partners, end-user customers and customers who are currently engaged in field trials. Sales revenue in the first three quarters of 2006 was primarily due to contractual purchases by our distributor network and included sales to Fuel Technologies Limited (“FTL”) ($208,824), a then-related party to us. Sales revenue generated during the first nine months of 2007 and 2006 resulted primarily from the sale of DiesoLIFTTM.

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

Operating Expenses

Total operating expense was $531,622 for the three months ended September 30, 2007, as compared to $1,248,569 for the three-month period ended September 30, 2006. This represents a $716,947 decrease from the prior period, and was primarily attributable to a decrease in selling, general and administrative expense and a decrease in depreciation and amortization expense. These fluctuations are more fully described below.

Total operating expense was $2,301,437 for the nine months ended September 30, 2007, as compared to $4,146,707 for the nine-month period ended September 30, 2006. This represents a $1,845,270 decrease from the prior period, and was primarily attributable to a decrease in selling, general and administrative expense (described below), a decrease in depreciation and amortization expense (described below) and a decrease in cost of operations ($121,272), due to less sales activity in the first nine months of 2007.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2007 was $506,052 (including stock-based compensation of $14,364), as compared to $1,129,482 (including stock-based compensation of $349,444) for the three-month period ended September 30, 2006. This decrease of $623,430 was primarily attributable to the following activities:

•	a decrease in stock-based compensation expense ($335,080) primarily due to expense recorded on options that became fully vested in 2006 and in the first quarter of 2007;

•
a decrease in research and development expense ($130,720) due to less independent product testing activities during the third quarter of 2007, as we are currently conducting more field trials with potential customers;

•	a decrease in legal expense ($40,340) due to more aggressive intellectual property protection in the third quarter of 2006;

•	a decrease in salary expense ($40,235) due to the effects of personnel changes versus the prior comparable period;

•	a decrease in corporate travel expense ($35,982) due to the effects of personnel changes versus the prior comparable period; and

•	a decrease in investor relations expense ($29,912) as we have temporarily scaled back investor relations services provided by external firms.

Selling, general and administrative expense for the nine months ended September 30, 2007 was $2,078,668 (including stock-based compensation of $83,117), as compared to $3,672,815 (including stock-based compensation of $1,116,088) for the nine-month period ended September 30, 2006. This decrease of $1,594,147 was primarily attributable to the following activities:

•
a decrease in stock-based compensation expense ($1,032,971) primarily due to the reversal of expense previously recorded on options forfeited (prior to vesting) during the second quarter of 2007 and to expense recorded on options that became fully vested in 2006 and in the first quarter of 2007;

•	a decrease in research and development expense ($424,250) as a result of increased independent product testing activities during the first half of 2006, which have now been completed; and

•
a decrease in legal expense ($137,456) as we had increased legal fees associated with an S-1 registration filing and more aggressive intellectual property protection in the first three quarters of 2006.

Depreciation and Amortization Expense

Depreciation and amortization expense was $3,580 for the three months ended September 30, 2007, as compared to $102,515 for the three months ended September 30, 2006. This decrease of $98,935 was primarily attributable to our intellectually property becoming fully amortized during the second quarter of 2007.

Depreciation and amortization expense was $175,193 for the nine months ended September 30, 2007, as compared to $305,044 for the nine months ended September 30, 2006. This decrease of $129,851 was primarily attributable to our intellectually property becoming fully amortized during the second quarter of 2007.

Interest Income

Interest income generated from our short-term investment in interest bearing securities for the three months ended September 30, 2007 was $4,354, as compared to $46,984 for the three months ended September 30, 2006. The decrease in interest income is primarily attributable to a smaller investment balance, as some funds have been re-allocated for operating purposes.

Interest income generated from our short-term investment in interest bearing securities for the nine months ended September 30, 2007 was $27,005, as compared to $123,695 for the nine months ended September 30, 2006. The decrease in interest income is primarily attributable to a smaller investment balance, as some funds have been re-allocated for operating purposes.

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

Net Loss

Net loss for the three months ended September 30, 2007 was a net loss of $492,980, as compared to a net loss of $1,166,041 for the three months ended September 30, 2006. The decrease in net loss was primarily due to a decrease in stock-based compensation expense, research and development expense and depreciation and amortization expense. The basic and diluted net loss per common share for the three months ended September 30, 2007 and 2006, respectively, was $(0.01).

Net loss for the nine months ended September 30, 2007 was a net loss of $2,205,362, as compared to a net loss of $3,787,272 for the nine months ended September 30, 2006. The decrease in net loss was primarily due to a decrease in stock-based compensation expense, research and development and legal expense. The basic and diluted net loss per common share for the nine months ended September 30, 2007 and 2006 was $(0.03) and $(0.04), respectively.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 effective January 1, 2007 with no impact to our financial statements. No uncertain tax positions have been identified through September 30, 2007.

Should we need to account for interest and/or penalties related to uncertain tax positions or other tax authority assessments, we would classify such expenses as part of selling, general and administrative expense. The years that remain subject to examination by federal income tax authorities include all years since 1997.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. generally accepted accounting principles (“GAAP”) standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and we will adopt SFAS 157 beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

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

Valuation of goodwill

We test goodwill for impairment at least annually in the fourth quarter. We will also review goodwill for impairment throughout the year if any events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include the following:

•	Significant under-performance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Our market capitalization relative to net book value.

To test impairment, we use the market approach to determine the fair value of the Company. Following this approach, the fair value of the business exceeded the carrying value of the business as of September 30, 2007. As a result, no impairment of goodwill was recorded.

Deferred income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At September 30, 2007, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.

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

While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, as a result of a November 2007 debt financing, we have adequate cash balances to fund operations through at least January 2008. As we will not likely be able to generate positive and sustainable operating cash flows by this time, we will need to raise additional capital to fund our future operations. Although management believes we will secure additional funding necessary to continue operations beyond January 2008, if we are unable to secure this additional funding, we will need to significantly curtail operations. We intend to address the cash resources shortfall through placements of debt and/or equity financing.

Cash used in operating activities was $1,791,977 for the nine months ended September 30, 2007, compared to $3,087,872 for the nine months ended September 30, 2006. The decrease in cash outflow from operating activities was due primarily to a decrease in the use of cash to support working capital requirements during the 2007 period.

Cash provided by investing activities was $1,506,102 for the nine months ended September 30, 2007, as compared to $29,039 of cash used in investing activities for the nine months ended September 30, 2006. The cash provided in 2007 was due to the net redemption of short-term investments during the nine-month period, whereas we purchased a network server and office equipment during the nine months ended September 30, 2006.

Net cash decreased by $285,875 for the nine months ended September 30, 2007, as compared to a decrease in net cash of $3,084,610 for the nine months ended September 30, 2006, primarily due to operating activities being partially subsidized by a net redemption of short-term investments.

Working capital at September 30, 2007 was $141,606, as compared to $2,089,475 at December 31, 2006. This decrease was primarily attributable to funding cash operating expenses during the first nine months of 2007.

On November 12, 2007, we finalized a debt financing with a current IFT Board member. Under the terms of the financing arrangement, IFT will receive a $500,000 loan with an annual interest rate of 15% that must be repaid no later than January 1, 2009. The loan is guaranteed by another current IFT Board member.

During the nine months ended September 30, 2007 and September 30, 2006, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future. In addition, a significant portion of our operating loss relates to non-cash charges such as depreciation, amortization and stock-based compensation expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the third quarter of 2007, all of our short-term investments in U.S. Treasury bonds matured. We currently have no short-term investments in U.S. Treasury bonds. Our previous investment balances were funded from proceeds received from our sale of equity securities during 2005. Interest income earned on the investments for the three and nine months ended September 30, 2007 was $4,354 and $27,005, respectively. A one-percentage point change in the rate of interest earned in 2007 would not have had a material impact on our financial statements.

Item 4. Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2007. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2007.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007.

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

INTERNATIONAL FUEL TECHNOLOGY, INC. (Registrant)

By:	/s/ Jonathan R. Burst	Date: November 14, 2007
Jonathan R. Burst Chief Executive Officer (Principal Executive Officer)

By:	/s/ Stuart D. Beath	Date: November 14, 2007
Stuart D. Beath Chief Financial Officer (Principal Financial Officer)