Form 10-K
period 2007-12-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2008-03-31
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-25367

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0357508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7777 Bonhomme Avenue, Suite 1920
St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code           (314) 727-3333

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “accelerated filer large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $23,575,360.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  84,911,326 as of March 18, 2008

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTERNATIONAL FUEL TECHNOLOGY, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2007

Index

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

For information regarding revenues from external customers attributed to our domestic operations and to all foreign countries, see Note 1 to our financial statements for the fiscal year ended December 31, 2007.

At December 31, 2007, we had six full-time employees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that our employee relations are good.

We are a technology company that has developed a range of fuel additive products that improve the combustion characteristics of petroleum-based fuels and renewable liquid fuels. This provides significant benefits including improvement in fuel economy, clean up and prevention of fuel system deposits and a reduction in harmful emissions. Unlike traditional petroleum-based fuel additives, all of our products contain environmentally-friendly detergent surfactants.  These surfactants decrease the energy required to create new surfaces at liquid-air, liquid-water and liquid-solid (pipe wall) interfaces, which in turn create the beneficial effects of our technology.  The surfactant products are manufactured by an Air Products, Inc. subsidiary (see “Manufacturing Partner”), pursuant to a manufacturing and supply contract from chemical raw materials supplied by Air Products, Inc. and other third parties.

Index

We have developed additive products for diesel, bio-diesel fuel blends, gasoline and kerosene (heating oil) fuels.  The process of blending our products with fuel is easily accomplished through a variety of blending mechanisms, including automatic direct injection and manual splash blending.  The surfactant base of our technology and products is unlike other conventional fuel additive technologies.  Because of the unique character of surfactant molecules, our formulations provide an effective coating of the fuel system, increasing lubricity (reducing engine wear and tear), while the detergent character of the molecules prevents deposit formation on fuel injectors. In addition, the dispersal of the surfactant molecules throughout the fuel results in greater fuel atomization through engine fuel injectors, increasing combustion efficiency, improved fuel economy and emissions reduction.

Our additive products are easily blended into motor fuels, or combined with base motor fuels plus other fuel formulations, including bio-diesel, synthetic diesel, ethanol and urea/water, creating environmentally-friendly finished fuel blends. The resulting fuel blends improve fuel economy, enhance fuel system lubricity and reduce harmful engine emissions, while decreasing usage of petroleum-based fuels through the combination of our products with the alternative and renewable fuels. With the increasing pressure from public and private efforts around the world to reduce the level of harmful engine emissions, combined with the high cost of base fuel, we believe our technology is poised to become one of the leading fuel performance enhancement technologies available to facilitate the worldwide effort to address these issues.

We have funded and completed several independent laboratory testing efforts conducted by various well-regarded laboratories in the United States, Canada, Europe, South Africa, China and Thailand to confirm the efficacy of our technology.  We have completed customer-focused field-testing, which has validated independent laboratory test results.  Additional field-testing and various other laboratory testing efforts are currently underway to further our product commercialization efforts.

TECHNOLOGY

Our surfactant-based additive formulations are composed of a complex mixture of chemical molecules which, when blended into petroleum distillates, lower the base fuel’s overall surface tension in the combustion chamber. This allows for improved atomization of the fuel in the induction and combustion chambers, resulting in a more complete and efficient burn, improving fuel economy and reducing harmful emissions. Due to their inherent lubricity, detergency and emulsification properties, our additives also (i) substantially increase fuel lubricity; (ii) eliminate phase separation when combining petroleum-based fuels with oxygenates, such as ethanol; (iii) act as a detergent in the fuel delivery system and significantly reduce deposits on fuel injector heads; and (iv) co-solve any free water in the system.

Once the additive is blended with a base fuel, the blend forms a stable solution. No additional mixing or agitation is required for the fuel blend to remain perfectly mixed.

The following summarizes the primary benefits of our technology:

•      Fuel economy: The reduction in the fuel’s overall surface tension as it enters the combustion chamber allows for improved atomization, resulting in a more complete burn. The engine, therefore, is effectively maximizing the inherent energy in the fuel. Fuel economy is also enhanced by (i) increased lubricity which reduces friction in the fuel system, and (ii) the detergency effect which prevents the deterioration of engine performance caused by detrimental deposits.

•      Lubricity: The additive will adsorb to the sides of the engine fuel system. This has the effect of coating the fuel system and reducing the friction created as the fuel flows through it.

Index

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

•      Co-solvency: An exciting benefit of our additive technology is the ability to hold limited amounts of ethanol and/or water in gasoline and diesel as a stable, homogeneous fuel. This is possible because our additives are based on surfactant physical chemistry. This enables the water and/or ethanol molecules to be distributed throughout the fuel in a stable and homogeneous manner, preventing phase separation and enhancing uniform combustion.

•      Microbial contamination: If small amounts of water are present in the fuel, and phase separation occurs, aerobic and anaerobic bacterial and fungal growths may occur in the aqueous phase. The co-solving effect of our additives prevents phase separation from occurring and eliminates the environment for microbial growth. This reduces the need for biocides to treat the fuel, which can be expensive and difficult to handle.

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

Research and development costs are expensed as incurred.  Research and development expense paid to external vendors for 2007, 2006 and 2005 was $138,247, $530,110, and $310,230, respectively.

INTELLECTUAL PROPERTY

We have filed three patents resulting in five national applications pertaining to different uses of our proprietary technology relating to our fuel additives and fuel blends.

A patent application covering the chemical formulations for the additives DiesoLIFTTM, GasoLIFTTM and KeroLIFTTM has been filed and is pending.  We have also filed an international patent application, under the Patent Cooperation Treaty, covering our technology in many countries.  In addition, we and Tomah Products, Inc. (“Tomah”), an Air Products, Inc. subsidiary (see “Manufacturing Partner”), have filed a joint patent pertaining to urea/water technology. These patent applications protect our technology in many countries.

Additional patent applications for extension of our technology are constantly evaluated as additional scientific, technical data and laboratory testing results become available.

Index

INDEPENDENT TESTING

There are two primary methods of product testing: laboratory bench tests and field trials. We utilize both testing methods to further develop the body of test data necessary to support marketing and sales efforts.  As IFT has matured, we have become aware of the importance of developing and managing specific testing protocols for field-based testing and adhering to already developed, industry recognized testing standards when engaged in laboratory bench tests.  Numerous variables exist in any testing protocol and if not carefully managed, one change in one variable can skew test results.   To address this challenge, standardized testing and trial evaluation protocols, both industry prescribed and custom developed, are followed whenever laboratory or field-testing is undertaken.   The use of these protocols allows us to: (i) effectively analyze and interpret test results; (ii) ensure testing is structured and conducted in a controlled way; (iii) ensure we will have full access to all testing results conducted by third parties; and (iv) assist our marketing and sales efforts through potential client recognition of and attention to results generated from industry adopted testing protocols.

In addition to extensive field-based customer trials completed or under way, we have funded extensive laboratory bench testing at numerous well-known independent testing laboratories, including:

•	M.I. Technologies, in the United Kingdom;
•	Southwest Research Institute, in the United States;
•	Forest Engineering Research Institute of Canada – FERIC;
•	Motive Power, in the United States;
•	Gerotek, in South Africa;
•	Prodrive Ltd, in the United Kingdom;
•	BfB Laboratories, in Belguim;
•	MTEC, in Thailand; and
•	Tsinghua University, in China.

Test results have confirmed the effectiveness of our additive formulations. In particular, IFT fuel blends tested have achieved: (i) an increase in fuel economy; (ii) an increase in lubricity; and (iii) a reduction in harmful emissions.

PRODUCTS

We have introduced three trademarked product brands that are being marketed around the world: DiesoLIFTTM, GasoLIFTTM, and KeroLIFTTM.

DiesoLIFT TM The DiesoLIFTTM range of products applies our proprietary fuel enhancing technology to diesel fuel and engines. Specifically formulated for use in heavy distillate fuels, use of DiesoLIFTTM  additized fuel blends provides the benefits characterized above to diesel fuel consumers. Variations of DiesoLIFTTM can be specifically formulated to maximize the performance of No. 2 and No. 3 diesel, diesel/bio-diesel blends and diesel/ethanol blends.

DiesoLIFT TM BD-3  DiesoLIFTTM  BD-3 is a unique formulation developed for the stabilization of bio-diesel bases of various origins and corresponding bio-diesel fuel blends (B5, B-10, B-20, etc.). DiesoLIFTTM BD-3 provides protection against premature and developing oxidation and can be utilized for storage stability and deposit control.

DiesoLIFTTM EM-1 DiesoLIFTTM  EM-1 is engineered to deliver the same improved lubricity, co-solvency of water, cleaning of fuel systems, improved fuel economy and environmental benefits of DiesoLIFTTM 10.  However, DiesoLIFTTM  EM-1 solves the common problems of oxidation stability and deposit control in bio-diesel and bio-diesel blends.

Index

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

Tomah, headquartered in Milton, Wisconsin, with production facilities in both Wisconsin and Louisiana, was purchased by Air Products, Inc., a worldwide manufacturer and supplier of chemical, industrial gases and other industrial products, in 2005.  Tomah specializes in the manufacturing of specialty chemicals with an emphasis on industrial surfactants. Tomah manufactures products for a variety of industries, including fuel additives, mining and industrial and institutional cleaning.  Tomah markets and distributes its products to companies around the world. Originally founded in 1967, Tomah was acquired by Exxon in 1984 and operated as a division of Exxon Chemical until 1994, when it was spun off in a management buyout. Tomah excels at custom manufacturing and in developing products designed to meet specific needs. We chose Tomah as our manufacturing and supply partner because of their manufacturing capabilities, rapid response times, service level, industry contacts and technical expertise.  We believe our relationship with Tomah and Air Products, Inc. to be excellent.

REGULATORY ISSUES

Government regulations across the globe regarding motor fuels are continually changing.  Most regulation focuses on fuel emissions. However, there is also growing concern about dependence on hydrocarbon-based fuels. This is driving legislation and regulation toward mandating alternative fuels such as bio-fuels and providing incentives for their development and use.  Fuels regulation exists at various levels of government and enforcement around the globe.  However, we believe the consistent pattern of regulations designed to reduce harmful emissions and reduce dependence on oil for fuel needs will only become more stringent. This will be an advantage to us as many of our product’s benefits reduce fuel consumption and improve performance of alternative fuel blends.  We believe that as fuels regulatory compliance becomes more burdensome to fuel manufacturers, suppliers and users, demand for the benefits our products deliver should increase.  One of our strategies is to monitor government fuel related regulatory activity in the countries strategic to our business plan.  This surveillance program is designed to support the product development and intellectual property process to ensure our products respond to the changing regulatory climate and are protected as quickly as possible to maintain competitive advantage.  The surveillance program also supports the marketing of our products to accentuate their attributes in helping customers meet the new regulatory compliance directives.

Index

As an example, in January 2000, the Environmental Protection Agency in the United States (“EPA”) enacted a stringent and far-reaching set of diesel emission standards that requires the significant reduction in harmful emissions, especially PM and NOx.  These regulations were phased in beginning in 2004.  PM in diesel emissions is to be reduced by 90% and NOx is to be reduced by 95%. Of equal importance to diesel fuel producers, the EPA also requires 97% of the sulfur currently in diesel fuel be eliminated beginning in 2006.  The elimination of sulfur in diesel fuel will likely cause a decrease in diesel fuel lubricity.  Our products are well-positioned to benefit from the more stringent environmental rules, as tests have shown positive PM reduction effects and increased lubricity attributes when our products are added to base diesel fuel.

Another example is the regulation passed applicable to the European Union (“EU”) regarding the use of bio-fuels (bio-diesel and ethanol).  The EU is supporting bio-fuels with the aim of reducing “green house gas” emissions, boosting the de-carbonization of transport fuels, diversifying fuel supply sources, offering new income opportunities in rural areas and developing long-term replacements for fossil fuel. In May 2003, the European Parliament and the Council adopted the “Directive on the promotion of the use of bio-fuels or other renewable fuels for transport.” This Directive aims at promoting the use of bio-fuels or other renewable fuels to replace diesel or petrol for transport purposes, with a view to contribute to objectives such as improving the security of energy supply, reducing “green house gas” emissions and creating new opportunities for sustainable rural development. The Directive requires member states to ensure that a minimum proportion of bio-fuels and other renewable fuels for transport is placed on the market and, to that effect, set indicative targets. Reference values for these targets are: 2% for the end of 2005 and 5.75% for the end of 2010, on the basis of energy content of all petrol and diesel for transport purposes.  Member states may deviate from the reference values but if they do, they should report their motivations for the deviation to the Commission.

Current efforts are being demonstrated in the United States to encourage the development of alternative fuels and the required use of ethanol.  In an effort to reduce dependence on foreign oil and keep up with increasing demand for petroleum products, the United States Department of Energy (“DOE”) has created and sponsored programs that encourage the use of these alternative fuels. The programs, such as the one derived from the Energy Policy and the ethanol and bio-diesel subsidy programs implemented by the DOE and other government agencies, in response to the 2005 energy legislation, provide significant incentives for the adoption of targeted fuel blends, the performance of which can be enhanced by the use of our products. We believe our products are well-positioned to help fuel producers and consumers comply with current and future fuels related regulatory standards and take advantage of existing incentive programs in the United States and the rest of the world.

INDUSTRY AND COMPETITION

Our product slate and business is a part of the hydrocarbon fuels and lubricants additive industry.  The industry is composed of a few relatively large companies and a large number of smaller participants.  We fall into the latter category.  The large firms capture their revenue through sales of proprietary, branded products, or by sales to fuel refiners to meet state and federal fuel specifications, or fuel wholesalers and retailers trying to differentiate their own branded products.  The common denominator is all industry participants produce products which are added to hydrocarbon fuels to allow the fuel, or the overall fuel system, to perform better with the additive than without.  They do not make the fuel itself.

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

Index

The primary market for IFT is fuel economy improvement.  Although many companies make claims regarding the ability of their respective products to improve fuel economy, we are not aware of any fuel additive formulation that has consistently demonstrated the ability to achieve the fuel economy improvement achieved by IFT products in independent laboratory testing and field trials.  The potential market for IFT products is virtually every gallon of diesel fuel and bio-diesel fuel blend consumed in the world today.

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
•
United States, where legislation has been enacted in Texas granting tax incentives to diesel – water-based emulsions and in California, where low-sulfur diesel is being phased in and agricultural lobbies are promoting the use of alternative fuels such as bio-diesel and ethanol;

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

As a result of the pursuit by, primarily, governments around the world to mandate cleaner fuels and less dependence on hydrocarbon-based fuels through all the disparate efforts currently underway, we believe no one competitor or technology will come to dominate world market demand for additive technology.  Rather, we believe a combination of technologies that maximizes individual product and technology strengths, limits their weaknesses, and delivers the highest cost/value relationship will be used.

Index

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

Our marketing and sales efforts are primarily directed at commercial industrial users of diesel fuels within specific market segments like rail, power generation and road transport vehicles (trucks and buses).  We have no current plans on attempting to penetrate the retail market either on a branded or unbranded basis. In North America, we believe direct sales to commercial industrial customers and to industry distribution partners provide the best sales and distribution model.  Direct sales to end-users allow us to maximize the product value chain benefits for the end-user and us. In other areas around the world, sales to in-country distributors will likely provide the most cost-effective and efficient marketing and sales model and allows us to leverage our marketing and sales resources to the greatest benefit.  This distribution model adds tremendous value to us by reaching customers we could not efficiently sell to directly, economically or politically.  Utilization of distributors in these circumstances extends our product reach and boosts sales. Several distribution agreements are now in place.

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

We believe an expeditious means of achieving product awareness and market acceptance is through field engagements with strategic commercial users of motor fuels. We are always seeking companies recognized as leaders in their industry to try our products in a field trial setting.  Formal trials have been completed with several such companies and the efficacy of our technology has been validated.  Additional field-trials are currently underway, or have been committed to, which upon completion should lead to additional commercial opportunities.

Index

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

Available Information

Our website is www.internationalfuel.com.  We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

We have a history of operating losses and due to our current lack of sustainable sales and the possibility of not achieving our sales goals, we may not become profitable or be able to sustain profitability.

Since our inception we have incurred significant net losses.  We reported net losses of $2,722,725 and $5,242,979 for the twelve months ended December 31, 2007 and December 31, 2006, respectively. Our accumulated deficit as of December 31, 2007 was $52,581,103.  We expect to continue to incur net losses and negative cash flow in the near to mid-term future. The magnitude of these losses will depend, in large part, on our ability to realize product sales revenue from the marketing and sale of our products.  To date, we have not had any material operating revenue from the sale of our products and there can be no assurance we will be able generate material revenues. Our ability to generate revenues will be dependent upon, among other things, being able to; (1) overcome negative connotations on the part of industrial fuel consumers regarding fuel additives in general; (2) convince potential customers of the efficacy and economic and environmental benefits of our products; and (3) generate the acceptance of our technology and products by potential customers and thereby create the opportunity to sell our products at a sufficient profit margin. Because we do not yet have a material, recurring revenue stream resulting from the sale of our products, there can be no assurance that we will be successful in these efforts.  Should we achieve profitability, there is no assurance we can maintain, or increase, our level of profitability in the future.

Index

In its March 28, 2008 report, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have only a limited product sales history upon which to base any projection of the likelihood we will prove successful; therefore, we may not achieve profitable operations, or even generate meaningful operating revenues.

Our fuel performance enhancing technology is a relatively new approach to increasing fuel performance in internal combustion engines and, therefore, may never prove commercially viable on a wide-scale basis. It is possible that we may not be able to reproduce, on a sustainable basis, the preliminary performance results achieved in certain of our research and development efforts.

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

Including a $1 million equity commitment from one of our Directors, we believe we have sufficient funds available to provide resources for our operations through at least the first half of 2008.  However, failure to achieve significant, sustained sales and revenues by the end of this period will require us to obtain additional financing.  Our budget for the next twelve months emphasizes the continued field and laboratory testing and customer support marketing of our products.   Cash requirements during the next twelve-month period are expected to average approximately $175,000 per month.  In addition, unexpected changes may occur in our current operations that could exhaust available cash resources sooner than anticipated. If anticipated product sales do not materialize, or are significantly less than anticipated, we will need to raise additional funds to continue operations. If this future financing is not available, our business may fail. We currently have no other firm commitments from third parties to provide any additional financing. Consequently, we cannot assure investors that additional financing, if necessary, will be available to us on acceptable terms, or at all.

We are dependent on third parties for the distribution of our products outside North America and they may experience the same delays, customer acceptance problems or other product commercialization issues we have experienced, which would negatively impact our commercialization efforts in these regions.

We have entered into distribution and sales agency agreements with certain third parties to help us achieve rapid customer trialing and acceptance of our products, and to oversee certain elements of our field-testing program.  If these third parties elect to discontinue their efforts, we may not be able to commercialize our products in a timely manner, or to commercialize them at all.

Index

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

Index

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

Index

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

Our stock price may decline by future sales of our shares or the perception that such sales may occur.  As of March 18, 2008, approximately 32,469,130 shares of common stock held by existing shareholders constitute “restricted shares” as defined in Rule 144 under the Securities Act.  In general, Rule 144 sets out rules for the sale of restricted securities, quantity and timing, by third parties and affiliates of IFT.  Specifically, Rule 144 permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of IFT, and who have beneficially owned the shares for a minimum period of two years.

As of March 18, 2008, approximately 99.85% of our outstanding restricted shares of common stock are eligible for sale pursuant to Rule 144.  The possible sale of these shares may, in the future, have a depressive effect on the price of our securities. Moreover, such sales, if substantial, might also adversely affect our ability to raise additional equity capital.

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

Index

We believe our current facilities are adequate to meet current and near-term operating requirements.

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

In December 2005, a former employee of IFT and a former consultant to IFT filed a joint lawsuit against us and certain of our Directors in the St. Louis County, Missouri Circuit Court. The relief sought by the plaintiffs included payment of compensation up to $120,000 per year under the former employee’s Employment Agreement, issuance of up to 4,832,616 shares of IFT stock under a Share Purchase Agreement entered into between each plaintiff and IFT in April 2001, and release from the plaintiffs’ non-competition obligations. The plaintiffs also alleged they were harmed by certain misrepresentations of IFT and were seeking an undetermined amount of damages for such alleged misrepresentations.  We filed counter-claims against the plaintiffs, seeking monetary damages and enforcement of the plaintiffs’ non-competition obligations. During the second quarter of 2007, this case was dismissed by the Missouri Circuit Court with no compensation paid to any party.

On July 31, 2006, we received notice from the American Arbitration Association ("AAA") of a Demand for Arbitration dated July 27, 2006 received by the AAA naming IFT as Respondent and TPG Capital Partners (“TPG”), the prior Blencathia Acquisition Corporation (“Blencathia”) owner, as the Claimant.  The arbitration had been requested by TPG to resolve an alleged aggregate proceeds shortfall from the sale of IFT securities issued in the Blencathia merger.  TPG has claimed they sold some or all of the 300,000 shares and the sales have not generated at least $500,000 of proceeds, as guaranteed in the merger documents.

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and IFT participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter.  Informal discussions are ongoing.  It is not expected that the ultimate settlement of this matter, through the mediation or binding arbitration process, and considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on IFT.

Item 4.	Submission of Matters to a Vote of Security Holders

On December 4, 2007, our annual meeting of stockholders was held in St. Louis, Missouri. At this meeting the following Directors were elected to the Board of Directors: Jonathan R. Burst, Rex Carr, David B. Norris, Harry F. Demetriou and Gary Kirk.  All Directors will serve on our Board of Directors until the next annual meeting of stockholders or their resignation from the Board of Directors.  A summary of the vote for Directors follows:

DIRECTOR	FOR	WITHHELD

Jonathan R. Burst	55,452,320	6,205,558
Rex Carr	55,778,036	5,879,842
David B. Norris	55,698,608	5,959,270
Harry F. Demetriou	55,667,869	5,990,009
Gary Kirk	55,653,920	6,003,958

Index

The stockholders also voted to ratify the appointment of our independent registered public accounting firm, BDO Seidman, LLP.  55,740,548 shares, being more than a majority of our outstanding stock, were voted in favor of the ratification, 3,122,369 shares were voted against the ratification, and 2,794,960 shares abstained from the vote regarding ratification of the appointment of BDO Seidman, LLP as our independent registered public accounting firm for 2007.  No broker non-votes were received for the vote on our Directors or ratification of our independent registered public accounting firm.

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

	2007		2006
	High	Low	High	Low

First quarter	$0.61	$0.36	$2.25	$1.05
Second quarter	$0.57	$0.27	$1.40	$0.80
Third quarter	$0.57	$0.28	$1.58	$0.78
Fourth quarter	$0.35	$0.16	$1.15	$0.46

As of the close of business on March 18, 2008, the last reported sales price per share of our common stock was $0.43.  As of March 18, 2008, we estimate there were 1,264 record holders of our common stock.  Such number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include such bank, brokerage houses and clearing companies.

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

Index

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
International Fuel Technology, Inc.	$100.00	$390.00	$1,920.00	$1,970.00	$510.00	$160.00
Russell 2000 Index	$100.00	$145.37	$170.08	$175.73	$205.61	$199.96
S&P 600 Small Cap Index	$100.00	$137.53	$167.23	$178.35	$203.45	$200.97

The above graph compares the performance of our stock from December 31, 2002 through December 31, 2007 against the performance of the Russell 2000 Index and the S&P 600 Small Cap Index for the same period. Historical stock price performance is not necessarily indicative of future stock price performance.  The graph assumes an investment of $100 on December 31, 2002 in our common stock (at the last reported sale price on such date), the Russell 2000 Index and the S&P 600 Small Cap Index and assumes the reinvestment of any dividends.

Item 6.	Selected Financial Data

The following tables set forth certain information concerning the statements of operations and balance sheets of IFT and should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

Index

Selected Statement of Operations Data (in Thousands of Dollars, Except Earnings Per Share and Weighted-average shares)

	Fiscal Year Ended December 31,
	2007	2006	2005	2004	2003
Revenues	$133	$235	$563	$24	$9
Operating expenses	$2,885	$5,639	$5,924	$4,543	$2,817
Net loss	$(2,723)	$(5,243)	$(5,330)	$(4,519)	$(2,619)
Basic and diluted net loss per common share	$(0.03)	$(0.06)	$(0.07)	$(0.06)	$(0.04)
Weighted- average shares	84,861,326	84,515,581	80,924,325	74,910,974	70,140,774

Selected Balance Sheet Data (in Thousands of Dollars)

	Fiscal Year Ended December 31,
	2007	2006	2005	2004	2003
Cash and cash equivalents	$364	$655	$3,382	$530	$359
Short-term investments	$-	$1,507	$2,481	$-	$-
Total assets	$2,994	$5,090	$8,851	$3,819	$4,027
Long-term debt	$500	$-	$-	$-	$-

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Building upon the momentum generated during 2006, additional progress toward our corporate and product commercialization goals was accomplished in 2007.  Continued favorable laboratory testing and field trial results during 2007 has led to further positive directional movement to commercial acceptance of our products.  Commercial progress during 2007 is summarized below:

Index

U.S. Road Transport:

•	We began selling to and have had repeat orders from three sizeable truck fleet operators: a municipal bus company and two grocery store chains.

•
In the late third quarter/early fourth quarter of 2007, we commenced large-scale field trials with four additional truck fleet operators: three grocery store chains with combined revenues in excess of $20 billion; and one bakery operation.

•	We commenced discussions with dozens of additional truck fleet operators and expect many to commence large-scale field trials in the first half of 2008.

European Railroad:

•
We completed extensive rail engine testing at MI Technologies in the U.K.  As a result of these successful rail engine tests, conducted according to industry accepted standards, we received commitments from multiple U.K. rail operators to run field trials in the first half of 2008.

•
Additional rail testing at MI Technologies was completed using a B-20 bio-diesel blend. Test results confirmed that use of DiesoLIFTTM 10 increased power and fuel efficiency, offsetting losses in power and fuel economy commonly observed with B-20 bio-diesel use. These additional test results provide us an advantage in marketing to European rail operators as bio-diesel fuel usage is growing in the European market (see below).

European Bio-Diesel:

•
We signed distribution agreements with three prominent European-based fuel additive distribution companies to market and sell DiesoLIFTTM BD-3 in their respective territories.  A product variation of DiesoLIFTTM 10, DiesoLIFTTM BD-3, addresses the two major drawbacks associated with bio-diesel use: oxidation stability and deposit control. This essentially means that bio-diesel has a limited shelf life without the benefit of specific fuel additives.

In addition, we continued to develop commercial opportunities in India, Indonesia, The Philippines and Brazil.

•
India: through our distribution partner in India, Nulon India, we are engaged in a number of large-scale field trials with bus and truck fleet companies. Most of these trials commenced in late third quarter/early fourth quarter of 2007. These trials should be complete in the first quarter of 2008.

•
Indonesia: after extensive discussions with PLN, the national power company of Indonesia, PLN has agreed to commence a field trial at one of its stationary power generation facilities. The three to six-month trial is scheduled to begin in the first half of 2008. If successful, we believe that sales to PLN could begin in the second half of 2008.

•
The Philippines: We completed an extensive field trial in 2006 at a stationary power generation facility operated by NPC, the national power company of The Philippines. A 7% improvement in fuel economy was achieved which convinced NPC to request a negotiated bid process with the government procurement policy board. Unfortunately this request is still pending. Recent discussions with NPC lead us to believe that eventually we will be selling additive to NPC.

Index

•
Brazil: We have been working with the two largest railroad operators in Brazil. Preliminary laboratory testing has been completed and we expect to begin field trials with both rail operators in the first half of 2008.

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

We have Stage 3 and Stage 4 activities underway with several potential customers in the trucking and stationary power industries.  Also, we believe favorable results from laboratory testing aimed at the rail industry in the United States and Europe will lead to a significant Stage 2 effort during the first half of 2008.  At the conclusion of these active trials and tests, we anticipate results that correlate closely with the positive, observed testing results obtained during 2006 and 2007.  We believe these validations by potential customers will provide additional support of the efficacy of our products in improving fuel economy, lowering maintenance expenses and lowering engine emissions.  We believe the successful demonstration of these product attributes, both in the laboratory and in real world field-testing, will lead to customer sales during 2008.

Results of Operations

Comparison of the Twelve Months Ended December 31, 2007 and the Twelve Months Ended December 31, 2006

Revenues

Net revenue for the twelve months ended December 31, 2007 was $133,420, as compared to $234,584 for the twelve-month period ended December 31, 2006.  This decrease in net revenue of $101,164 was primarily due to decreased sales volume from our distributor network ($144,230), partially offset by increased sales volume to end-user customers ($43,066).  Sales revenue for 2007 was split between sales to end-user customers (54% of sales revenue) and contractual purchases by our distributor network (46% of sales revenue).

Sales revenue for 2006 was due primarily to contractual purchases by our distributor network, which included net sales of approximately $184,000 to Fuel Technologies Ltd. (“FTL”), a then-related party to us.  Sales revenue generated during 2007 and 2006 resulted primarily from the sale of DiesoLIFTTM.

At the end of the second quarter of 2006, we recorded $25,136 for a contra-revenue international marketing fee paid to FT Marketing Ltd. (“FTM”) for sales revenues and subsequent cash collections generated from FTM sales leads.  These fees are included in the 2006 net revenue totals described above.

FTM is a marketing affiliate of FTL.  FTL was formed for the purpose of marketing and distributing our products.  Mr. Friedland, who owns more than five percent of our common stock, is the Chairman of FTL.

Index

Operating Expenses

Total operating expense was $2,885,044 for the twelve months ended December 31, 2007, as compared to $5,638,698 for the twelve-month period ended December 31, 2006.  This represents a $2,753,654 decrease from the prior period, and was primarily attributable to decreases in stock-based compensation expense, other selling, general and administrative expense, depreciation and amortization and cost of operations due to decreased sales. These fluctuations are more fully described below.

Selling, General and Administrative Expense

Selling, general and administrative expense for the twelve months ended December 31, 2007 was $2,622,739 (including stock-based compensation expense of $118,972) as compared to $5,062,882 (including stock-based compensation of $1,261,955) for the twelve-month period ended December 31, 2006, representing a $2,440,143, or 48%, decrease from the prior period.

The stock-based compensation expense decrease of $1,142,983 between 2007 and 2006 was primarily due to:

(1)	the timing of employee options vesting in 2006 and 2007 (approximate $878,000 decrease);
(2)
the reversal of approximately $381,000 of expense previously recorded for unvested employee options that were forfeited during 2007.  Approximately $85,000 of expense was recorded in 2007 and approximately $296,000 of expense was recorded in 2006 for applicable options;

(3)	lower 2007 expense related to non-employee stock–based compensation due to quarterly-revaluation and a decreasing stock price from the prior period (approximate $175,000 decrease); and
(4)	the modification of terms related to previously granted employee stock options (approximate $207,000 increase).

The remaining decrease in other selling, general and administrative expense is primarily due to:

(1)
a decrease of $735,076 in other professional services due a charge recorded in 2006 associated with a 1999 merger ($500,000) and less legal fee expense (approximately $213,000) primarily due to less intellectual property protection litigation in the current period; and

(2)	a decrease of $391,863 in research and development expense as a result of increased customer field trials and reduced independent product testing activities compared to the prior period.

Depreciation and Amortization Expense

Depreciation and amortization expense was $177,437 for the twelve months ended December 31, 2007, as compared to $407,498 for the twelve-month period ended December 31, 2006.  This decrease of $230,061 is primarily attributable to our intellectually property becoming fully amortized during the second quarter of 2007.

Interest Income

Net interest income generated from our short-term investment in interest bearing securities for the twelve months ended December 31, 2007 was $28,899, compared to $161,135 for the twelve-month period ended December 31, 2006.  The decrease in net interest income is primarily attributable to a lower amount of funds invested in securities, as investments were utilized to fund operations upon maturity.

Index

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

Net Loss

Net loss for the twelve months ended December 31, 2007 was $2,722,725, as compared to $5,242,979 for the twelve months ended December 31, 2006.  The decrease in net loss was primarily due to decreases in stock-based compensation expense, other selling, general and administrative expense and depreciation and amortization, as described above.  The basic and diluted net loss per common share for the twelve months ended December 31, 2007 and 2006 was $(0.03) and $(0.06), respectively.

Comparison of the Twelve Months Ended December 31, 2006 and the Twelve Months Ended December 31, 2005

Revenues

Net revenue for the twelve months ended December 31, 2006 was $234,584, as compared to $563,481 for the twelve-month period ended December 31, 2005.  This decrease in net revenue of $328,897 was due to decreased sales volume and marketing fees (described below).  Sales revenue for 2006 was due primarily to contractual purchases by our distributor network, which included net sales of approximately $184,000 to FTL, a then-related party to us. Sales revenue generated during 2006 resulted primarily from the sale of DiesoLIFTTM.

At the end of the second quarter of 2006, we recorded $25,136 for a contra-revenue international marketing fee paid to FTM for sales revenues and subsequent cash collections generated from FTM sales leads.  These fees are included in the 2006 net revenue totals described above.

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

The stock-based compensation expense decrease of $723,205 between 2006 and 2005 was primarily due to (1) lower 2006 expense related to securities issued to Directors for Board services of $492,260 as the 2005 expense included a cumulative payout for years 2000 through 2005, (2) lower 2006 expense related to non-employee stock–based compensation of $1,020,959 due primarily to the second quarter of 2005 issuance of options with an immediate vesting to FTM that yielded $720,000 of stock compensation expense and (3) increased 2006 employee stock-based compensation expense primarily as a result of adopting SFAS 123R as of January 1, 2006.

Index

Depreciation and Amortization Expense

Depreciation and amortization expense was relatively unchanged at $407,498 for the twelve months ended December 31, 2006, as compared to $402,137 for the twelve-month period ended December 31, 2005.

Interest Income

Interest income generated from our short-term investment in interest bearing securities for the twelve-month period ended December 31, 2006 was $161,135.  We had nominal interest income during the comparable prior year period, as our cash management investing program began late in 2005.

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

Net Loss

Net loss for the twelve months ended December 31, 2006 was $5,242,979, as compared to $5,329,747 for the twelve months ended December 31, 2005.  The decrease in net loss was primarily due to a decrease in stock-based compensation expense, partially offset by other increased selling, general and administrative expenses, described above.  The basic and diluted net loss per common share for the twelve months ended December 31, 2006 and 2005 was $(0.06) and $(0.07), respectively.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 effective January 1, 2007 with no impact to our financial statements.  No uncertain tax positions have been identified through December 31, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. generally accepted accounting principles (“GAAP”) standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB agreed to defer the effective date of SFAS 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. There is no deferral for financial assets and financial liabilities, nor for the rare non-financial assets and non-financial liabilities that are re-measured at fair value at least annually.  We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

Index

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159").  SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value, and if so chosen, specifies related accounting and disclosure requirements.  If elected, SFAS 159 will be effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted if all of the requirements of SFAS 157 are adopted. The impact of the adoption of SFAS 159 will be dependent on the extent to which we choose to elect to measure eligible items at fair value.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, Applying the Acquisition Method (“SFAS 141R”), a revision of SFAS 141, Business Combinations.  SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date. We do not expect the adoption of SFAS 141 will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity.  SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements, which will be applied retrospectively. We do not expect the adoption of SFAS 160 will have a material impact on our financial statements.

Critical Accounting Policies and Estimates

Revenue Recognition

We recognize revenue from the sale of our products when the products are shipped, and title and risk of loss has passed to the buyer.  A portion of our revenues are from sales to product distributors.  Product distributors do not have the option to return product that is not immediately sold to an end-user.  Therefore, our revenue recognition is not conditional on whether a distributor is able to sell product to an ultimate product end-user.  Our sales policies for end-users are consistent with product distributor sales policies.

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

Index

Valuation of goodwill

We test goodwill for impairment at least annually in the fourth quarter.  We will also review goodwill for impairment throughout the year if any events or changes in circumstances indicate the carrying value may not be recoverable (such triggers for impairment review are described above in the Valuation of long-lived intangible assets section).

To test impairment, we use the market approach to determine the fair value of the Company.  Following this approach, the fair value of the business exceeded the carrying value of the business as of December 31, 2007.  As a result, no impairment of goodwill was recorded.

Deferred income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2007, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.

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

While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, as a result of a fourth quarter 2007 debt financing (subsequently exchanged for common shares on March 31, 2008) and equity commitment (both transactions entered into with related parties, Board members of IFT and significant shareholders), we have adequate cash and cash equivalents balances and commitments to fund operations through at least mid-2008.  As we will not likely be able to generate positive and sustainable operating cash flows by this time, we will need to raise additional capital to fund our future operations. Although management believes we will secure additional funding necessary to continue operations beyond mid-2008, if we are unable to secure this additional funding, we will need to significantly curtail operations.  Of the approximate $2.1 million of cash we project to need to fund operations during 2008, $364,242 is available from cash and cash equivalents as of December 31, 2007 and another $1 million is available under an equity commitment.  We intend to address the cash resources shortfall through placements of debt and/or equity financing.

Cash used in operating activities was $2,296,701 for the twelve months ended December 31, 2007, compared to $3,704,013 for the twelve months ended December 31, 2006.  The decrease in cash outflow from operating activities was due primarily to lower net losses and a $129,198 decrease in non-cash and investment working capital in 2007 compared to a corresponding $636,541 increase in 2006.

Cash provided by investing activities was $1,506,102 for the twelve months ended December 31, 2007, as compared to $944,541 of cash provided by investing activities for the twelve months ended December 31, 2006.  The increase in cash provided by investing activities was primarily due to all outstanding short-term investments maturing during 2007, with the proceeds utilized to fund operations.

Cash provided by financing activities was $500,000 for the twelve months ended December 31, 2007, as compared to $32,301 for the twelve months ended December 31, 2006.  This increase in financing cash flow was primarily due to cash proceeds obtained from the issuance of a $500,000 note payable to a related party, which was subsequently settled on March 31, 2008 with 1,000,000 shares of IFT common shares.  During 2006, we received minimal proceeds from the exercise of stock options.

Index

Net cash decreased by $290,599 for the twelve months ended December 31, 2007, as compared to a decrease in net cash of $2,727,171 for the twelve months ended December 31, 2006.

Cash used in operating activities was $3,704,013 for the twelve months ended December 31, 2006, compared to $2,503,949 for the twelve months ended December 31, 2005.  The increase in cash outflow from operating activities was due primarily to an increase in inventory due to an inventory buy-back from a distributor and a decrease in accounts payable due to timing of payments related to inventory purchases and legal expenses.

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

Working capital at December 31, 2007 was $162,342, as compared to $2,089,475 at December 31, 2006 and $5,423,059 at December 31, 2005.  These decreases were primarily attributable to funding cash operating expenses for 2007 and 2006, respectively.

During 2007, 2006 and 2005, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.  In addition, a significant portion of our operating loss relates to non-cash charges such as depreciation, amortization and stock-based compensation expense.

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 300,000 shares for aggregate proceeds of approximately $150,000, without our consent.  Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock.  The remaining $350,000 obligation has been reflected as a current accrued expense.  We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.  Beginning in 2006, the 300,000 shares have been reflected as outstanding for earnings per share computations.

Index

Off-Balance Sheet Arrangements

At December 31, 2007, we did not have any off-balance sheet financing arrangements.  We do not expect to engage in any significant off-balance sheet financing arrangements in the near future.

Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Operating leases	$198,325	$48,989	$100,348	$48,988	$-

Note payable and interest to related party	$575,000	$-	$575,000	$-	$-

Total contractual obligations	$773,325	$48,989	$675,348	$48,988	$-

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our short-term investments in U.S. Treasury bonds matured in February 2007.  Our previous short-term investments in U.S. Treasury bonds were funded from proceeds received from our sale of equity securities during 2005.  Interest income earned on the investments for 2007 was $34,036.  A one-percentage point change in the rate of interest earned in 2007 would not have had a material impact on our financial statements.  Our only outstanding debt bears interest at a fixed 15% rate.

Item 8.	Financial Statements and Supplementary Data

Financial statements specified by this Item, together with the report relating thereto of BDO Seidman, LLP, are presented following Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2007.  Based on this evaluation, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting.  Therefore, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at December 31, 2007.

Index

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, we have identified a material weakness in our internal control over financial reporting.  As a result, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on at timely basis.

Management has identified the following material weakness: IFT has limited accounting personnel with sufficient expertise, accounting knowledge and training in generally accepted accounting principles and financial reporting requirements. Specifically, IFT lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements.

This deficiency resulted in adjustments to the financial statements for stock-based compensation and also resulted in adjustments to financial statement presentation. This control deficiency, which is pervasive in impact, did not result in any material adjustments to the financial statements. There is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

Management does consult with outside advisers, external SEC counsel and its independent registered public accounting firm regarding certain reporting issues and makes retroactive adjustments (prior to when external filings are completed) when warranted.

Management has discussed the material weakness and related corrective actions with the Audit Committee and our independent registered public accounting firm. Other than as described above, we are not aware of any other material weakness in our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of IFT's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by IFT's registered public accounting firm pursuant to temporary rules of the SEC that permit IFT to provide only management's report in this annual report.

The Remediation Plan

Although we have not remediated the material weakness in our internal control over financial reporting as of December 31, 2007, we have made and will continue to make, improvements to our policies, procedures, systems and staffing who have significant roles in internal control to address the identified internal control deficiencies. Consequently, management has initiated the following remediation steps to address the material weakness described above:

•	We will continue to focus on improving the skill sets of our accounting and finance function, through education and training;

Index

•
We will continue to consider the engagement of qualified professional consultants to assist us in cases where we do not have sufficient internal resources, with management reviewing both the inputs and outputs of the services;

•
Upon the successful completion of a financing sufficient to support operations for at least two years, we will consider the hiring of additional accounting and finance staff with the commensurate knowledge, experience and training necessary to complement the current staff in the financial reporting functions; and

•	We will further develop our financial statement closing and reporting practices to include additional levels of checks and balances in our procedures and timely review.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following are the names of our current Directors and executive officers, their present positions with IFT and biographical information.

Name	Age	Position(s) and offices held with IFT	Dates in position or office

Jonathan R. Burst	49	Chief Executive Officer,	1999 - Present
		Director, Chairman	2000 - Present
Rex Carr	80	Director	2002 - Present
Harry F. Demetriou	63	Director	2000 - Present
Gary Kirk	45	Director, Director of Sales and Marketing *	2003 - Present
David B. Norris	59	Director	2000 - Present
Stuart D. Beath	48	Chief Financial Officer	2007 - Present

*This is a non-executive officer position.

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

Background of Directors and Executive Officers:

JONATHAN R. BURST has served as our Chief Executive Officer since July 1999, and as the President of IFT from July 1999 to February 2000 and January 2002 to April 2005. Mr. Burst has also served as a Director and Chairman of the Board since 2000. Mr. Burst founded Burcor International in 1998, primarily an insurance brokerage firm, and has served as President since its inception. Mr. Burst received his B.A. degree in Economics from the University of Missouri in 1981.

Index

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

DAVID B. NORRIS has served as a Director of IFT since April 1999. Mr. Norris founded and owns Addicks Services, Inc., a construction company, and has served as its Vice President since 1983.

STUART D. BEATH has served as our Chief Financial Officer since July 2007.  From 2001 until his appointment to Chief Financial Officer, Mr. Beath served as our Director of Corporate Development.  Prior to coming to IFT, Mr. Beath was a First Vice President and served in the Corporate Finance Department of Stifel, Nicolaus & Company, Incorporated, a brokerage and investment banking firm, from 1993 to 1997.  Mr. Beath was also a member of the Board of Directors of Anchor Gaming from 1994 to 2001, serving on the Board’s Audit Committee.  From 1987 to 1993, Mr. Beath served in the Corporate Finance Department of A.G. Edwards & Sons, Inc., a brokerage and investment banking firm, where he was an Assistant Vice President of the Firm. Mr. Beath earned a Bachelor of Arts degree from Williams College in 1981 and a Masters in Business Administration degree from the Darden School at the University of Virginia in 1987.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our executive officers and Directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, Directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Each of Messrs. Burst, Carr, Demetriou, Kirk and Norris failed to file one report in 2007.  Each such report related to one transaction.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to the Chief Executive Officer, the Chief Financial Officer, senior financial officers and employees with financial reporting responsibilities. A copy will be provided at no charge. Requests can be sent to International Fuel Technology, Inc., 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105, attention Thomas M. Powell.

Audit Committee

We have a separately designated Audit Committee.  The current members of the Audit Committee are Harry F. Demetriou and David B. Norris.

Index

The Board of Directors has determined that David B. Norris, an independent member of the Board, satisfies all of the criteria to be an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors since the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2006.

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

The Role of the Compensation Committee

The Compensation Committee has the primary authority to determine our compensation philosophy and to make recommendations regarding compensation for our executive officers.  The Compensation Committee makes recommendations to the Board concerning salaries and incentive compensation for executive officers, awards equity compensation to employees and consultants under our Consultant and Employee Stock Compensation Plan and our Amended and Restated Plan 2001 Long-Term Incentive Plan (the “Amended and Restated LTIP”) and otherwise determines compensation levels and performs such other functions regarding compensation as the Board may delegate.

The Compensation Committee has recommended to the Board, and the Board has implemented, compensation policies, plans and programs that seek to enhance stockholder value by aligning the financial interests of the executive officers with those of the stockholders.  We rely heavily on incentive, including equity, compensation to attract, retain, motivate and reward executive officers.  Historically, annual base salaries have been set at the time of hire.  Initial base salaries are recommended by the Chief Executive Officer to the Compensation Committee.  After review, the Compensation Committee recommends to the full Board of Directors the compensation package as part of the overall Board consideration of the full employment package offered to the prospective officer.  The compensation package is based on the amount deemed necessary to attract and retain the services of the executive officer candidate.  Incentive compensation is variable and tied to corporate and individual performance.  The incentive compensation program is designed to provide incentive to management to grow revenues, provide quality returns on investment, enhance stockholder value and contribute to the long-term growth of IFT.  The incentive compensation program is reviewed at least annually to ensure it meets our current strategies and needs.  The Chief Executive Officer aids the Compensation Committee by providing input regarding the annual compensation of all executive officers, other than himself. The performance of our Chief Executive Officer is reviewed annually by the Compensation Committee.

Index

Base Salary

Salaries for executive officers are normally set at the time of hire and reviewed by the Compensation Committee on an annual or as needed basis.  Based on the recommendation of the Compensation Committee, the Board may increase or decrease an officer’s base salary.

Based on the recommendations of the Compensation Committee, the Board reviews with the Chief Executive Officer the current annual salary for our executive officers other than the Chief Executive Officer.  The annual salary is modified as deemed appropriate and approved by the Compensation Committee and the Board.  The annual base salary for executive officers other than the Chief Executive Officer is reviewed by our Chief Executive Officer based on IFT’s corporate performance generally and on discretionary judgments of individual performance and is not necessarily tied to specific, measurable targets or criteria.  Individual performance considerations include past and expected future contributions of the individual executive.  The Compensation Committee reviews and recommends to the Board, and the Board establishes, the base salary of the Chief Executive Officer based on IFT’s corporate performance generally, the Compensation Committee’s and the Board’s assessments of his past performance and the expectation as to his future contributions in directing the long-term success of IFT.    The assessment of the Chief Executive Officer’s individual performance is not tied to specific targets or criteria.  As the Compensation Committee deemed we had not met our product commercialization or sales performance goals in 2007, no increases in base salary were approved in 2007.  However, upon his appointment to Chief Financial Officer, Mr. Beath did receive an increase in annual base salary to $100,000 annually and was also granted 200,000 options to purchase shares of IFT stock.

Annual Performance Bonus

The Compensation Committee and the Board believe that a portion of an executive officer’s annual compensation should be in the form of a bonus.  The bonus awarded, if any, is determined by the Board, in its discretion, based on the recommendations of the Compensation Committee, with reference to achievement of certain corporate financial performance goals and the executive’s individual contribution which is not tied to specific targets or criteria.  It is the Compensation Committee’s objective to have a substantial portion of each officer’s compensation contingent upon our performance as well as upon his or her own level of performance and contribution toward IFT’s performance.  Any bonus awarded is discretionary in nature and is not based on specific corporate or individual performance targets.

In determining the discretionary bonus awarded to each executive officer, the Compensation Committee evaluates IFT’s and the executive’s performance in a number of areas. For fiscal year 2007, the individual corporate goals were designed to support key corporate objectives related to our technology, commercialization progress and revenue generating sales.  Each of the executives was evaluated in relation to his contribution to the attainment of those targets.  No executive officer received a bonus for the 2007 fiscal year, as the Compensation Committee deemed IFT did not meet its commercialization or sales performance goals.

Index

Performance-Based Long-Term Equity Incentive Awards

In accordance with our compensation philosophy, IFT’s longer-term performance-based compensation is based on equity ownership. We believe equity ownership in our Company is important to tie the ultimate level of an executive officer’s compensation to our stock performance and stockholder gains, while creating an incentive for sustained growth. To meet these objectives, our senior executive management team is normally granted equity compensation in the form of options to purchase IFT stock at time of hire as part of the attract and retain hiring program.  The executive is also eligible to receive additional grants of performance-based equity compensation at the discretion of the Compensation Committee.  Long-term equity incentives are provided through the grants of restricted stock or by issuing stock options to executive officers, including the Chief Executive Officer, pursuant to our Amended and Restated LTIP.  The stock component of compensation is intended to retain and motivate executive officers and employees to improve long-term stockholder value.  Restricted stock awards and options are granted at no less than fair market value and have increased value only if our stock price increases.  The Compensation Committee and the Board believe this element of the total compensation program directly links the participant’s interests with those of the stockholders and our long-term performance.  Each grant allows the officer to acquire shares of common stock at or above the market price on the grant date over a specified period of time, up to 10 years. Accordingly, the option will provide a return to the executive officer only if the market price of the shares appreciates over the option term.  No performance-based incentive awards were granted to any executive officer during 2007.

Discretionary Long-Term Equity Incentive Awards

Our executive officers, along with all other IFT employees, consultants and Directors are eligible to receive grants under the Amended and Restated LTIP.  The Compensation Committee determines annual awards granted pursuant to the Amended and Restated LTIP.  Grants may be made following a significant change in job responsibility or in recognition of a significant achievement.

Stock options granted under the Amended and Restated LTIP generally have, but are not obligated to have, an eighteen-month vesting schedule designed to provide an incentive for continued employment. The options generally expire five years from the date of the grant. This provides a reasonable time frame during which executive officers and other employees who receive grants can benefit from the price appreciation of our common stock price. The exercise price of options granted is at least 100% of the fair market value of the underlying stock on the date of grant.  Upon his appointment to Chief Financial Officer, Mr. Beath did receive an increase in annual base salary to $100,000 annually and was also granted 200,000 options to purchase shares of IFT stock.  No other discretionary awards were made to any executive officer in 2007.

Other Elements of Compensation and Perquisites

In order to attract, retain and pay market-based levels of compensation, we provide our employees, including our executive officers, the following benefits and perquisites:

Medical Insurance  We provide to each employee and employee’s family such health, dental and vision insurance coverage as IFT may from time to time make available.  We pay 100% of the premiums for this insurance for all employees.

Life and Disability Insurance  We provide the Chief Executive Officer life insurance coverage pursuant to an employment agreement.   In addition, we provide a nominal amount of life insurance coverage to all United States-based employees.  We pay 100% of the premiums for this coverage.

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

Index

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

We do not use any benchmarking or third party consultants in connection with the analysis or determination of executive compensation.  Director compensation is benchmarked periodically with similar sized technology-based companies for competitiveness.

CEO Compensation

During the fiscal year ended December 31, 2007, Mr. Burst’s base salary was $250,000, which has remained in effect for the 2008 fiscal year. For the fiscal year ended December 31, 2007, the Board did not award Mr. Burst an annual performance bonus or additional equity-based long-term compensation based on his services as Chief Executive Officer.  The Compensation Committee and the Board believe that this was appropriate in light of IFT’s failure to achieve its product commercialization and sales goals for the fiscal year.

Mr. Burst is also entitled to receive equity compensation for his service on the Board. As a Director, Mr. Burst is entitled to an annual award of 10,000 restricted common shares or options of our common stock for membership on the Board. In addition, each Board member, including Mr. Burst, is entitled to receive 1,000 shares of restricted common stock or options for every three telephonic Board meetings attended. Mr. Burst received an option to purchase 10,000 common shares during the fourth quarter of 2007 for Board services provided during 2007.

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

The non-performance-based compensation paid in cash to our NEOs for the 2007 fiscal year did not exceed the $1 million limit per officer, and the Compensation Committee does not anticipate that the non-performance-based compensation to be paid in cash to our NEOs for fiscal 2008 will exceed that limit.

Compensation Committee Report

Our Compensation Committee reviewed this Compensation Discussion and Analysis and discussed its contents with our management.  Based on the review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this report.

Harry F. Demetriou, Chairman
David B. Norris

Index

Compensation Committee Interlocks and Insider Participation

During fiscal 2007, our Compensation Committee was composed of Messrs. Demetriou and Norris.  None of the Compensation Committee members has ever served as an officer of IFT or of any of its subsidiaries.  None of the Compensation Committee members has had a relationship requiring disclosure under Item 404 of Regulation S-K.  No executive officer of IFT has served on the Board of Directors or Compensation Committee of any other entity that has or has had one or more executive officers who served as a member of IFT’s Board or its Compensation Committee during the 2007 fiscal year.

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

In July 2007, we entered into an employment agreement with Mr. Beath to serve as Chief Financial Officer with an annual base salary of $100,000 and options to purchase 200,000 shares of our common stock, which vest in full on July 2, 2009.  The two-year agreement expires July 2, 2009.

In April 2005, we entered into an employment agreement with Mr. Hirstein to serve as Executive Vice President and Chief Financial Officer with an annual base salary of $175,000 and options to purchase 1,375,099 shares of our common stock, with one third of this amount vesting upon each anniversary of his employment.  The three-year agreement had an expiration date of April 4, 2008.  Mr. Hirstein resigned from IFT effective June 30, 2007.

For additional information regarding these agreements, see “Potential Payments Upon Termination or Change of Control.”

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation paid or to be paid by us as well as certain other compensation awarded, earned by and paid, during the indicated fiscal year, to the Chief Executive Officer, the Chief Financial Officer and our former Chief Financial Officer.  As no other executive officer had total compensation of at least $100,000 for such period in all capacities in which they served, no other executive officer information is presented.

Index

Name and Principal Position	Year	Salary ($)	Option Awards ($)		All Other Compensation		Total ($)

Jonathan R. Burst,	2007	$250,000	$1,300	[1]	$16,761	[2]	$268,061
CEO	2006	$250,000	$4,200	[3]	$16,899	[4]	$271,099

Stuart D. Beath, [5]	2007	$76,923	$16,000	[6]	$14,441	[7]	$107,364
CFO	2006	$70,000	$-		$14,579	[8]	$84,579

Gary S. Hirstein, [9]	2007	$94,231	$-		$13,368	[10]	$107,599
Former Executive V.P., CFO and Corporate Secretary	2006	$175,000	$-		$46,734	[11]	$221,734

1)  Represents 10,000 options to purchase shares of our common stock granted to Mr. Burst for Board services provided during 2007.  These options were valued based on the closing price of our stock on grant date ($0.16 on December 31, 2007).  Assumptions used in determining the value of these options are disclosed in Note 4 to our financial statements.
2)  Represents $14,441 of health insurance coverage for Mr. Burst and his family and $2,320 of life insurance premiums paid by IFT.
3)  Represents 10,000 options to purchase shares of our common stock granted to Mr. Burst for Board services provided during 2006.  These options were valued based on the closing price of our stock on grant date ($0.51 on December 31, 2006). Assumptions used in determining the value of these options are disclosed in Note 4 to our financial statements.
4)  Represents $14,579 of health insurance coverage for Mr. Burst and his family and $2,320 of life insurance premiums paid by IFT.
5)  Mr. Beath was appointed to CFO effective June 30, 2007.  He previously served as IFT’s Director of Corporate Development.
6)   Represents 200,000 options to purchase shares of our common stock granted to Mr. Beath upon his appointment to CFO during 2007.  These options were valued based on the closing price of our stock on grant date ($0.42 on July 2, 2007).  Assumptions used in determining the value of these options are disclosed in Note 4 to our financial statements.
7)  Represents $14,441 of health insurance coverage for Mr. Beath and his family.
8)  Represents $14,579 of health insurance coverage for Mr. Beath and his family.
9)  Mr. Hirstein ceased to be an employee of IFT effective June 30, 2007.  458,366 unvested options were forfeited upon Mr. Hirstein ceasing to be an IFT employee effective June 30, 2007.
10)  Includes $5,575 of lodging related expenses, $4,532 for traveling expenses and $3,261 for health insurance coverage for Mr. Hirstein and his family.
11)  Includes $22,691 of lodging related expenses, $18,063 for traveling expenses and $5,980 for health insurance coverage for Mr. Hirstein and his family.

Grants of Plan-Based Awards in Fiscal Year 2007

Name		Grant Date	Compensation Committee Action	Option Awards: No. of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Award ($)

Jonathan R. Burst	(1)	12/31/2007	10/19/2007	10,000	$0.16	$1,300

Stuart D. Beath	(2)	7/2/2007	7/2/2007	200,000	$0.75	$64,000

Index

(1)
Represents 10,000 options to purchase shares of our common stock granted to Mr. Burst for Board services provided during 2007.  These options were valued based on the closing price of our stock on grant date ($0.16 on December 31, 2007), as specified in the Board action dated October 19, 2007.  The Committee Action date of October 19, 2007 represents the date the Board authorized Board compensation for 2007 services based on a December 31, 2007 grant date.

(2)
Represents 200,000 options to purchase shares of our common stock granted to Mr. Beath upon his appointment to Chief Financial Officer during 2007.  These options were valued based on the closing price of our stock on grant date ($0.42 on July 2, 2007), as specified in the Board action dated July 2, 2007 and vest in full on July 2, 2009.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table provides information on all restricted stock, stock options and SAR awards (if any) held by our NEOs as of December 31, 2007.

Name	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jonathan R. Burst	1,000,000	-	-	$0.25	12/31/2009
	1,000,000	-	-	$0.50	12/31/2009
	750,000	-	-	$0.50	12/31/2009
	750,000	-	-	$0.50	12/31/2009
	1,000,000	-	-	$0.75	12/31/2009
	250,000	-	-	$0.14	12/31/2009
	250,000	-	-	$0.14	12/31/2009
	250,000	-	-	$0.14	12/31/2009
	750,000	-	-	$1.00	12/31/2009
	750,000	-	-	$2.00	12/31/2010
	10,000	-	-	$0.51	12/31/2011
	10,000	-	-	$0.16	12/31/2012

Stuart D. Beath	350,000	-	-	$0.50	12/31/2009
	350,000	-	-	$0.50	12/31/2009
	250,000	-	-	$0.50	12/31/2009
	150,000	-	-	$1.00	12/31/2009
	200,000	-	-	$2.00	12/31/2009
		200,000	-	$0.75	6/30/2012

Gary S. Hirstein (1)	916,733	-	-	$2.23	12/31/2009

(1) Mr. Hirstein terminated his employment with IFT effective June 30, 2007.  As of June 30, 2007, Mr. Hirstein had 916,733 vested options.  458,366 unvested options were cancelled upon Mr. Hirstein’s termination.

Index

2007 Option Exercises and Stock Vested

Mr. Burst received 10,000 options to purchase our common stock (with an immediate vesting date) for Board services provided during 2007.  458,366 options previously granted to Mr. Hirstein vested during 2007.   We did not have any stock option exercises or any other stock vesting activity by any of our NEOs during fiscal 2007.

Potential Payments Upon Termination or Change in Control

The following table sets forth potential payments payable to our NEO’s upon termination of employment or a change in control.  Our Compensation Committee may in its discretion revise, amend or add to the benefits if it deems advisable.  The table below reflects amounts payable to our NEOs assuming a change of control on, and/or their employment was terminated on December 31, 2007.

Name	Benefit	Termination Without Cause; No Change of Control ($)	Change of Control; No Termination ($)	Termination Without Cause with Change of Control ($)

Jonathan R. Burst	Buy Out	$250,000	$-	$250,000

Stuart D. Beath	Buy Out	$150,000	$-	$198,000	(1)

(1)	Includes $48,000 representing the immediate vesting of currently unvested stock options.

2007 Director Compensation

Directors do not receive any cash compensation for their services as members of the Board, although they are reimbursed for certain expenses incurred in connection with attendance at Board and Committee meetings.

Each non-employee and employee Director is entitled to an annual award of 10,000 restricted shares or immediately vesting options of our common stock for membership on the Board. In addition, each Board member is entitled to receive 1,000 shares of restricted stock or options for every three telephonic Board meetings attended.

For 2007 Board services, each Board member elected options as compensation for his services.  The grant date fair value, computed in accordance with FAS 123R, of each Director’s option grant during 2006 was $1,300.  Assumptions used in determining the value of these options are disclosed in Note 4 to our financial statements.

Board members are also eligible to receive discretionary grants of common stock under the Consultant and Employee Stock Compensation Plan and grants of stock options, stock appreciation rights and restricted stock pursuant to the Amended and Restated LTIP. We did not make discretionary equity grants to any Directors in their capacity as Directors during the fiscal year ended December 31, 2007.

The following table provides information related to the compensation of our non-NEO Directors for fiscal 2007.  For information regarding our Chairman and Chief Executive Officer’s 2007 compensation, see the 2007 Summary Compensation table and “Compensation Discussion and Analysis.”

Index

Name		Option Awards ($)	All Other Compensation ($)		Total ($)

Rex Carr	[1]	$1,300	$-		$1,300
Harry F. Demetriou	[2]	$1,300	$-		$1,300
David B. Norris	[3]	$1,300	$-		$1,300
Gary Kirk	[4]	$1,300	$176,500	[5]	$177,800

(1)
Mr. Carr’s IFT equity holdings as of December 31, 2007 include 14,250,286 shares of restricted common stock owned by R.C. Holding Company, of which Mr. Carr is a Director, President and 41% stockholder.  Mr. Carr is deemed to be the beneficial owner of these shares.  Mr. Carr also owns 125,000 shares of common stock and 5,139,969 shares of restricted common stock.  Mr. Carr also has 64,000 vested options to purchase shares of IFT common stock, obtained from Board services provided from 2002 to date.

(2)
Mr. Demetriou’s IFT equity holdings as of December 31, 2007 include 5,500,000 shares of restricted common stock owned by Observor Acceptances, Ltd. of which Mr. Demetriou is the sole owner.  Mr. Demetriou is deemed to be the beneficial owner of such shares.  Mr. Demetriou also holds 86,000 vested options to purchase shares of IFT common stock, obtained from Board services provided from 2000 to date.

(3)
Mr. Norris’ IFT equity holdings as of December 31, 2007 include 1,096,562 shares of restricted common stock.  Mr. Norris also holds 86,000 vested options to purchase shares of IFT common stock, obtained from Board services provided from 2000 to date.

(4)
Mr. Kirk’s IFT equity holdings as of December 31, 2007 include 2,000,000 option to purchase shares of IFT common stock, granted for employee services.  Mr. Kirk also holds 53,000 vested options to purchase shares of IFT common stock, obtained from Board services provided from 2003 to date.

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

Index

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the ownership of our common stock as of March 18, 2008 by (i) each person known by IFT to own beneficially more than five percent of our common stock; (ii) each Director of IFT; (iii) each executive officer named in the Summary Compensation Table (see “Executive Compensation”); and (iv) all Directors and executive officers of IFT as a group.

Name of Beneficial Owner	Amount of Beneficial Ownership [1]	Percent of Common Stock

Jonathan R. Burst [2]	9,112,100	9.94%
David B. Norris [3]	1,182,562	1.39%
Harry F. Demetriou [4]	5,586,000	6.57%
Gary Kirk [5]	2,053,000	2.36%
Rex Carr [6]	19,579,255	23.04%
Stuart D. Beath [7]	1,635,600	1.90%
Gary S. Hirstein [8]	916,733	1.07%

All Directors and executive officers as a group (7 persons) [9]	40,065,250	42.25%

Dion Friedland [10]	6,307,097	7.19%

1This table is based upon information supplied by officers, Directors and principal stockholders.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Unless otherwise indicated, the principal address of each of the stockholders named in this table is: c/o International Fuel Technology, Inc., 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105.  The number of shares beneficially owned includes shares of common stock that the owner or owners had the right to acquire on or within 60 days of March 18, 2008, including through the exercise of options or warrants.  Also included are restricted shares of common stock, over which the owner or owners have voting power, but no investment power.
2Includes 50,000 restricted shares of common stock owned by Burcor Capital, LLC, of which Mr. Burst is an executive officer.  Mr. Burst is deemed to be the beneficial owner of such shares. It also includes 6,770,000 shares issuable upon the exercise of options.
3 Includes 86,000 shares issuable upon exercise of options.
4Includes 5,500,000 shares of restricted common stock owned by Observor Acceptances, Ltd. of which Mr. Demetriou is the sole owner.  Mr. Demetriou is deemed to be the beneficial owner of such shares.  Amount also includes 86,000 shares issuable upon exercise of options.
In addition to the amounts disclosed above, on March 31, 2008, Mr. Demetriou agreed to settle his $500,000 note due from the Company for 1,000,000 shares of IFT common stock, thereby raising his beneficial ownership percentage to 7.66%
5Represents 2,053,000 shares issuable upon exercise of options.
6Includes 14,250,286 shares of restricted common stock owned by R.C. Holding Company, of which Mr. Carr is a Director, President and 41% stockholder.  Mr. Carr is deemed to be the beneficial owner of these shares.  Also includes 125,000 shares of common stock and 5,139,969 shares of restricted common stock owned by Mr. Carr.  Amount also includes 64,000 shares issuable upon exercise of options.
7Represents 335,600 shares of common stock and 1,300,000 shares issuable upon exercise of options.
8Represents 916,733 shares issuable upon exercise of options.
9Includes 11,275,733 shares issuable upon exercise of options.
10Includes 3,515,820 shares of common stock, 2,000,000 shares issuable upon exercise of vested options and 791,277 shares issuable upon exercise of warrants owned by Magnum Select Fund, FT Marketing, Ltd. and Giant Trading of which Mr. Friedland is a Director and/or President.  Mr. Friedland is deemed to be the beneficial owner of these shares.  Mr. Friedland is Chairman of Fuel Technologies Ltd., one of our former distributors.  Mr. Friedland’s principal address is Fuel Technologies LLP, 44 Dover Street, London, United Kingdom, W1S 4NX.

Index

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders (1) (2)	15,596,233	$0.99	2,429,665
Total	15,596,233		2,429,665

(1)
Includes options granted to employees, Directors and non-employees under our original Long Term Incentive Plan, our Amended and Restated LTIP and options issued to non-employees under other arrangements.

(2)	See Notes 3 and 4 to our financial statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

During the fourth quarter of 2007, we obtained a $500,000 loan from Harry F. Demetriou, a Director of IFT and the holder of over five (5%) percent of IFT’s common stock.  Pursuant to the terms of the loan, a promissory note was executed by IFT in favor of Mr. Demetriou in connection with the loan.  The loan was to accrue interest at the rate of 15% per year in arrears, was to become due and payable on January 1, 2009, and was guaranteed by Rex Carr, a Director of IFT and the holder of over five (5%) percent of IFT’s common stock. IFT also is  obligated to pay any related loan fees incurred by Mr. Demetriou.  On March 31, 2008, Mr. Demetriou agreed to accept 1,000,000 shares of IFT common stock in settlement of the $500,000 note.  The trading price of the common stock was $0.41 per share as of March 31, 2008.  As such, the settlement represented a 22% premium compared to the current stock price.  The premium was incentive for the settlement in shares rather than in cash and was based on negotiations between the Company and Mr. Demetriou.

On December 11, 2007, we also obtained an investment commitment from Mr. Carr for up to $1,000,000 of equity purchases from time to time commencing after March 1, 2008.

Messrs. Demetriou and Norris serve on our Audit Committee and our Compensation Committee.  Mr. Norris is an independent Director, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc.  Mr. Demetriou is not an independent Director, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc.

IFT does not have a separately designated nominating committee for its Board.  Each of the following Directors is not deemed to be independent, as such term is defined in the listing standards of The Nasdaq Stock Market:  Mr. Burst,  Mr. Carr and Mr. Kirk.

Index

Item14.	Principal Accountant Fees and Services

Services Provided by our Independent Registered Public Accountants

BDO Seidman, LLP served as our independent registered public accountants for the fiscal years ended December 31, 2007 and 2006.  Aggregate fees for professional services rendered for IFT by BDO Seidman, LLP for the fiscal years ended December 31, 2007 and 2006 were as follows:

	Fiscal year ended December 31, 2007	Fiscal year ended December 31, 2006
Audit fees	$115,080	$162,935
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$115,080	$162,935

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements, for services associated with our Form S-1 registration statements and for review of the financial statements included in our quarterly reports on Form 10-Q for the quarterly periods during the 2007 and 2006 fiscal years.

Audit-related Fees

During the 2007 and 2006 fiscal years, BDO Seidman, LLP did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above.  Therefore, there were no audit-related fees billed or paid during the 2007 and 2006 fiscal years.

Tax Fees

As BDO Seidman, LLP did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2007 and 2006, no tax fees were billed or paid during those fiscal years.

All Other Fees

BDO Seidman, LLP did not provide any products and services not disclosed in the table above during the 2007 and 2006 fiscal years.  As a result, there were no other fees billed or paid during those fiscal years.

Audit Committee Pre-approval Policies and Procedures

The Audit Committee has certain policies and procedures in place requiring the pre-approval of audit and non-audit services to be performed by our independent registered public accountants.  Such pre-approval can be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accountants or on an individual basis. The approved non-audit services must be disclosed in our periodic reports filed with the SEC. The Audit Committee can delegate the pre-approval of non-auditing services to one or more of its members, but the decision must be presented to the full Audit Committee at the next scheduled meeting. The charter prohibits us from retaining our independent registered public accounting firm to perform specified non-audit functions, including (i) bookkeeping, financial information systems design and implementation; (ii) appraisal or valuation services, fairness opinions, or contribution-in-kind reports; (iii) actuarial services; and (iv) internal audit outsourcing services.  All work performed by BDO Seidman, LLP for us in 2007 and 2006 was pre-approved by the Audit Committee.

Index

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

10.3 Amended and Restated Long Term Incentive Plan (Filed as Exhibit 10.3 to the registrant’s annual report on Form 10-K filed on April 2, 2007 and incorporated herein by reference).

10.4 Jonathan R. Burst employment agreement (Filed as Exhibit 10.4 to the registrant’s annual report on Form 10-K filed on April 2, 2007 and incorporated herein by reference).

10.5 Jayne A. Winfrey employment agreement (Filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on April 7, 2005 and incorporated herein by reference).

Index

10.6 Gary S. Hirstein employment agreement (Filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on April 7, 2005 and incorporated herein by reference).

10.7 Stuart D. Beath employment agreement (Filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on July 3, 2007 and incorporated herein by reference).

10.8 Non-Statutory Stock Option Agreement between International Fuel Technology, Inc. and Stuart D. Beath, dated July 2, 2007 (Filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on July 3, 2007 and incorporated herein by reference).

10.9 Separation Agreement and Release by and between Gary S. Hirstein and International Fuel Technology, Inc., dated June 29, 2007 (Filed as Exhibit 10.3 to the registrant’s current report on Form 8-K filed on July 3, 2007 and incorporated herein by reference).

10.10 Note and Pledge Agreement between Harry F. Demetriou and International Fuel Technology, Inc., dated November 12, 2007 (subsequently cancelled on December 10, 2007).

10.11 Note and Pledge Agreement between Harry F. Demetriou and International Fuel Technology, Inc., dated December 1, 2007 (subsequently cancelled on March 31, 2008).

10.12  Equity Investment Commitment between Rex Carr and International Fuel Technology, Inc., dated December 11, 2007.

14 Code of Business Conduct and Ethics (Filed as Exhibit 14 to the registrant’s annual report on Form 10-K filed on March 14, 2006 and incorporated herein by reference).

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

(c)  None.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By:	/s/ Jonathan R. Burst	Date	March 31, 2008
Jonathan R. Burst
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jonathan R. Burst	Date	March 31, 2008
Jonathan R. Burst
Chairman of the Board and Chief Executive Officer (Principal executive officer)

By:	/s/ Stuart D. Beath	Date	March 31, 2008
Stuart D. Beath
Chief Financial Officer (Principal financial and accounting officer)

By:	/s/ Rex Carr	Date	March 31, 2008
Rex Carr
Director

By:	/s/ Harry F. Demetriou	Date	March 31, 2008
Harry F. Demetriou
Director

By:	/s/ Gary Kirk	Date	March 31, 2008
Gary Kirk
Director

By	/s/ David B. Norris	Date	March 31, 2008
David B. Norris
Director

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
International Fuel Technology, Inc.
St. Louis, Missouri

We have audited the accompanying balance sheets of International Fuel Technology, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Fuel Technology, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

As described in Note 1 to the financial statements, effective January 1, 2006, International Fuel Technology, Inc. adopted Statement of Financial Accounting Standards No. 123R “Share Based Payment,” using the modified prospective transition method.

/s/ BDO SEIDMAN, LLP
Chicago, Illinois

March 28, 2008

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

	December 31,	December 31,
ASSETS	2007	2006
Current assets
Cash and cash equivalents	$364,242	$654,841
Short-term investments	-	1,506,919
Accounts receivable	62,463	19,227
Inventory	315,553	431,363
Prepaid expenses and other assets	20,793	69,892
Total current assets	763,051	2,682,242
Property and equipment
Machinery, equipment and office furniture	63,706	63,954
Accumulated depreciation	(44,820)	(35,115)
Net property and equipment	18,886	28,839

Purchased technology, net of accumulated amortization of $2,400,001 and $2,233,333 at December 31, 2007 and 2006, respectively (Note 1)	-	166,667
Goodwill (Note 1)	2,211,805	2,211,805

Total assets	$2,993,742	$5,089,553

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$215,671	$195,139
Accrued compensation	29,901	47,628
Accrued interest payable	5,137	-
Other accrued expenses (Note 3)	350,000	350,000
Total current liabilities	600,709	592,767

Long term liabilities
Note payable to related party (Note 8)	500,000	-
Total long term liabilities	500,000	-

Total liabilities	1,100,709	592,767

Commitments and contingencies (Notes 5, 6 and 7)

Stockholders’ equity (Notes 3 and 4)
Common stock, $0.01 par value;150,000,000 shares authorized; 84,861,326 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	848,614	848,614
Discount on common stock (Note 3)	(819,923)	(819,923)
Additional paid-in capital	54,445,445	54,326,473
Accumulated deficit	(52,581,103)	(49,858,378)
Total stockholders’ equity	1,893,033	4,496,786
Total liabilities and stockholders’ equity	$2,993,742	$5,089,553

See accompanying Summary of Accounting Policies and Notes to Financial Statements.

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Revenues	$133,420	$234,584	$563,481

Operating expenses:
Cost of operations (exclusive of depreciation and amortization)	84,868	168,318	377,391
Selling, general and administrative expenses, including stock option expense of $118,972, $1,261,955 and $1,985,160 for 2007, 2006 and 2005, respectively	2,622,739	5,062,882	5,144,398
Depreciation and amortization	177,437	407,498	402,137
Total operating expenses	2,885,044	5,638,698	5,923,926
Net loss from operations	(2,751,624)	(5,404,114)	(5,360,445)

Interest income, net of interest expense	28,899	161,135	30,698

Net loss	$(2,722,725)	$(5,242,979)	$(5,329,747)

Basic and diluted net loss per common share	$(0.03)	$(0.06)	$(0.07)

Weighted-average common shares outstanding	84,861,326	84,515,581	80,924,325

See accompanying Summary of Accounting Polices and Notes to Financial Statements.

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Discount on Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2004	77,993,754	$779,937	$(819,923)	$42,763,002	$(39,285,652)	$3,437,364
Proceeds from issuance of common stock and warrants (Note 3)	4,805,376	48,054	-	6,951,925	-	6,999,979
Issuance of stock for services (Note 3)	100,000	1,000	-	197,500	-	198,500
Stock to be issued/options granted for Directors services (Notes 3 and 4)	110,000	1,100	-	425,480	-	426,580
Issuance of stock for legal settlement (Note 3)	69,094	692	-	149,781	-	150,473
Proceeds from stock options exercised (Notes 3 and 4)	1,718,500	17,185	-	826,315	-	843,500
Expense relating to stock option grants (Note 4)	-	-	-	1,441,580	-	1,441,580
Other	-	-	-	40,600	-	40,600
Net loss	-	-	-	-	(5,329,747)	(5,329,747)
Balance, December 31, 2005	84,796,724	847,968	(819,923)	52,796,183	(44,615,399)	8,208,829
Options granted for Directors services (Notes 3 and 4)	-	-	-	21,000	-	21,000
Proceeds from stock options exercised (Notes 3 and 4)	64,602	646	-	31,655	-	32,301
Expense relating to stock option grants (Note 4)	-	-	-	1,240,955	-	1,240,955
Other (Note 3)	-	-	-	236,680	-	236,680
Net loss	-	-	-	-	(5,242,979)	(5,242,979)
Balance, December 31, 2006	84,861,326	848,614	(819,923)	54,326,473	(49,858,378)	4,496,786
Options granted for Directors services (Notes 3 and 4)	-	-	-	6,500	-	6,500
Expense relating to stock option modifications (Note 4)	-	-	-	206,764	-	206,764
Expense relating to stock option grants (Note 4)	-	-	-	(94,292)	-	(94,292)
Net loss	-	-	-	-	(2,722,725)	(2,722,725)
Balance, December 31, 2007	84,861,326	$848,614	$(819,923)	$54,445,445	$(52,581,103)	$1,893,033

See accompanying Summary of Accounting Policies and Notes to Financial Statements.

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Cash flows from operating activities
Net loss	$(2,722,725)	$(5,242,979)	$(5,329,747)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	177,437	407,499	402,137
Non-cash expense related to prior merger (Note 3)	-	500,000	-
Bad debt provision	417	6,053	6,741
Non-cash stock-based compensation	118,972	1,261,955	1,985,160
Change in assets and liabilities:
Accounts receivable	(43,653)	(19,829)	(5,451)
Inventory	115,810	(308,639)	(35,498)
Prepaid expense and other assets	49,099	4,388	21,495
Accounts payable	20,532	(291,615)	362,782
Accrued interest payable	5,137	-	-
Accrued compensation	(17,727)	(20,846)	88,432
Net cash used in operating activities	(2,296,701)	(3,704,013)	(2,503,949)

Cash flows from investing activities
Redemption (purchase) of short-term investment	1,506,919	973,581	(2,480,500)
Acquisition of machinery and office equipment	(817)	(29,040)	(7,293)
Net cash provided by (used in) investing activities	1,506,102	944,541	(2,487,793)

Cash flows from financing activities
Proceeds from issuance of related party note payable (Note 8)	500,000	-	-
Proceeds from issuance of common stock and warrants	-	-	6,999,979
Proceeds from common stock options exercised	-	32,301	843,500
Net cash provided by financing activities	500,000	32,301	7,843,479

Net (decrease)/increase in cash and cash equivalents	(290,599)	(2,727,171)	2,851,737
Cash and cash equivalents, beginning	654,841	3,382,012	530,275
Cash and cash equivalents, ending	$364,242	$654,841	$3,382,012

Schedule of non-cash investing and financing activities
Shares issued in payment of legal settlement	$-	$-	$150,473

See accompanying Summary of Accounting Polices and Notes to Financial Statements.

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of Business

International Fuel Technology, Inc. ("IFT"), is a company that was incorporated under the laws of the State of Nevada on April 9, 1996.  We have developed a family of fuel additive product formulations. These unique fuel blends have been created to improve fuel economy, enhance lubricity (reducing engine wear and tear) and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuels.  We began transitioning from a development stage technology company to a commercial entity during 2002 and have been increasing our product marketing and sales efforts since.  We are now focused on continuing to develop the body of evidence of the efficacy of our products applicable to a wide range of markets and industries within these markets through additional industry specific laboratory testing and customer field trials.  In addition, we are continuing to strengthen our distributor and customer contact base.  Marketing and sales efforts, in conjunction with the additional industry specific testing, will complete our transition to a commercial enterprise.

During 2007, our net revenues were split in the following manner: 54% to U.S. end-user customers and 46% to international distributors.  Our product line revenues for 2007, 2006 and 2005 have not been significant.

During 2006, 78% of our net revenues came from product sales to Fuel Technologies Ltd. (“FTL”), an international distributor, and its sub-distributors, primarily from the sale of DiesoLIFTTM.  A current executive of FTL is a former Director of IFT.

During 2005, we recorded $500,000 for the sale of DiesoLIFTTM to First Asia Fuel Corporation, a former distributor of our product in selected Asian Pacific Rim countries, representing 89% of total revenues for 2005.

Net revenues related to shipments into various foreign countries were $61,620, $201,743 and $538,675 during 2007, 2006 and 2005, respectively.  The following table breaks out net revenues by foreign country:

Country	2007	2006	2005

Australia	$-	$69,615	$-
Belgium	8,925	-	-
India	18,360	-	-
Monaco	-	-	500,000
South Africa	-	44,452	38,675
Switzerland	5,388	-	-
United Kingdom	25,500	69,615	-
Other	3,447	18,061	-
	$61,620	$201,743	$538,675

Index

We currently utilize Tomah Products, Inc. (“Tomah”) as our sole contracted product manufacturer.  Tomah independently purchases required raw materials to manufacture our product.

Summaries of our significant accounting policies follow:

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue from the sale of our products when the products are shipped, and title and risk of loss has passed to the buyer.  A portion of our revenues are from sales to product distributors.  Product distributors do not have the option to return product that is not immediately sold to an end-user.  Therefore, our revenue recognition is not conditional on whether a distributor is able to sell product to an ultimate product end-user.  Our sales policies for end-users are consistent with product distributor sales policies.

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

Short-term Investments

We purchased a debt security in November 2005 that matured in November 2006.  Upon maturity, we re-invested a portion of our original investment in similar debt securities.  These debt securities had interest rates of approximately 3.5%, fully matured in February 2007 and were not re-invested in such securities.  We treated these debt securities as a held-to-maturity instruments.  The market value of the short-term investments approximated their costs at December 31, 2006, and related interest income is recorded in the statements of operations.

Accounts Receivable

An allowance for doubtful accounts is maintained at a level we believe sufficient to cover potential losses based on historical trends and known current factors impacting our customers.  We have determined that an allowance for doubtful accounts was not necessary as of December 31, 2007 and 2006.  We did, however, write-off $417, $6,053 and $6,741 of accounts receivable in 2007, 2006 and 2005, respectively, which we expensed in those respective years.

Index

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

Purchased Technology

We allocated $2,400,001 of purchase price of a 2001 acquisition to acquired technology, which was being amortized over a 6-year period, or $400,000 per year.  Amortization expense for 2007 was $166,667 until the asset became fully amortized.

Long-lived Assets

We review the carrying values of our long-lived and intangible assets for possible impairment whenever events or changes in circumstances (such as changes in operations or estimated future cash flows) indicate that the carrying amount of the assets may not be recoverable. As of December 31, 2007, there has been no impairment of long-lived assets.

Goodwill

At a minimum, goodwill impairment is tested annually in the fourth quarter of each year.  Goodwill impairment would also be reviewed if any events occur during the year that might indicate impairment. We calculate the fair value of the Company on a per share basis using the market capitalization value of our common stock compared to the book carrying value of the Company. As of December 31, 2007, no provision for impairment of goodwill has been recorded. For tax purposes, goodwill is deductible and is being amortized over 15 years.

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

Research and Development

Research and development costs are expensed as incurred. Expense for services paid to external vendors for 2007, 2006 and 2005 was $138,247, $530,110, and $310,230, respectively.

Advertising Expenses

Advertising costs are expensed as incurred and amounted to $113,316, $104,979 and $68,584 in 2007, 2006 and 2005, respectively.

Index

Basic and Diluted Net Earnings (Loss) Per Common Share

Basic earnings per share are based upon the weighted-average number of common shares outstanding for the period.  Diluted earnings per share are based upon the weighted-average number of common and potentially dilutive common shares outstanding for the period.  Pursuant to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS 128”), no adjustment is made for diluted earnings per share purposes since we are reporting a net loss, and common stock equivalents would have an anti-dilutive effect. For the fiscal years ended December 31, 2007, 2006, and 2005, 16,708,226, 17,867,990, and 24,477,592 shares, respectively, of common stock equivalents were excluded from the computation of diluted net earnings per share since their effect would be anti-dilutive.  Additionally, as more fully described in Note 3, 300,000 legally issued shares have been excluded from the 2005 and prior computations.

Fair Value of Financial Instruments

The carrying amounts of accounts receivable, accounts payable and note payable approximate fair value because of their short maturity.  The fair value of our short-term investment in U.S. Treasury notes was stated at amortized cost, which approximated the fair market value at December 31, 2006.

Accounting for Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 (“SFAS 123R”), applying the modified prospective method.  Prior to the adoption of SFAS 123R, we applied the provisions of Accounting Principles Bulletin Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) in accounting for our stock-based awards, and accordingly, recognized no compensation costs for our stock option grants with exercise prices at least as high as our common stock value.  We did recognize expense where APB 25 required variable accounting related to stock option modifications and share-based payments to non-employees.  Under the modified prospective adoption method, SFAS 123R applies to new awards and awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled.  Compensation expense recognized during 2007 and 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, both using the Black-Scholes option pricing model.  For 2006 stock-based compensation expense was $2,203,754 higher ($0.03 per share) than what would have been recorded under the APB 25 method.  As a result of our decision to adopt SFAS 123R using the modified prospective method, prior period results have not been restated.

Before adoption of SFAS 123R, pro forma disclosures were used to reflect the potential impact of accounting under the fair value techniques of SFAS 123 rather than under the intrinsic value techniques under APB 25.  The following table provides relevant pro forma information regarding stock-based compensation for 2005.

Index

Year Ended December 31, 2005

Net loss
As reported	$(5,329,747)
Add recorded stock-based compensation expense	$1,985,160
Deduct stock-based compensation expense as if recorded under the fair value based method	$(6,151,318)
Pro forma net loss	$(9,495,905)

Basic and Diluted net loss per share:
As reported	$(0.07)
Pro forma	$(0.12)

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 effective January 1, 2007 with no impact to our financial statements.  No uncertain tax positions have been identified through December  31, 2007.

Index

Should we need to account for interest and/or penalties related to uncertain tax positions or other tax authority assessments, we would classify such expenses as part of selling, general and administrative expense.  The years that remain subject to examination by federal income tax authorities include all years since 1998.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. generally accepted accounting principles (“GAAP”) standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB agreed to defer the effective date of SFAS 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. There is no deferral for financial assets and financial liabilities, nor for the rare non-financial assets and non-financial liabilities that are re-measured at fair value at least annually.  We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159").  SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value, and if so chosen, specifies related accounting and disclosure requirements.  If elected, SFAS 159 will be effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted if all of the requirements of SFAS 157 are adopted. The impact of the adoption of SFAS 159 will be dependent on the extent to which we choose to elect to measure eligible items at fair value.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, Applying the Acquisition Method (“SFAS 141R”), a revision of SFAS 141, Business Combinations. SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date. We do not expect the adoption of SFAS 141 will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity.  SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements, which will be applied retrospectively. We do not expect the adoption of SFAS 160 will have a material impact on our financial statements.

Index

Note 2. Ability to Continue as a Going Concern

Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses since inception and currently have and previously from time to time have had limited funds with which to operate. Management is in the process of executing a strategy based upon marketing technologies that offer enhanced engine performance and greater fuel economy along with pollution control benefits. We have several technologies in the commercialization phase and in development. We have received necessary regulatory and commercial acceptance for our products currently in the commercialization phase. During the first quarter of 2002, we began selling our products directly to the commercial marketplace. We expect to increase our direct sales to the marketplace, eventually generating a level of revenues sufficient to meet our cash flow and earnings requirements. However, it is possible that this may take a few years or may never occur. While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $2.1 million during the 2008 fiscal year will be necessary in order to enable us to adequately fund our operations. As our current cash and cash equivalents balance plus our committed funding is not sufficient to support full year 2008 operations at current planned levels, we will continue to seek funding through private placements of equity and/or debt securities with existing shareholders/investors of IFT, as well as other external sources. However, there is the possibility that these sales of equity may not happen at all or may end at some point in the future. If we are unable to secure this additional funding, we will need to significantly curtail operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

Note 3.  Stockholders' Equity

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 300,000 shares for aggregate proceeds of approximately $150,000, without our consent.  Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock.  The remaining $350,000 obligation is reflected as a current accrued expense.  We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.  Beginning in 2006, the 300,000 shares have been reflected as outstanding for earnings per share computations.

Index

We did not sell any shares of common stock during 2007 or 2006.  During 2005, we sold a total of 4,805,376 shares of common stock.  Of this amount, 357,397 shares were sold to a Director, representing proceeds of $500,000, and 4,447,979 shares were sold to accredited investors, representing proceeds of $6,499,979.  The sale of stock to accredited investors also included 1,111,993 common stock warrants, which along with the sale of common stock, was recorded to additional paid-in capital.  The sales price of all stock sale transactions was based on the trading price on the date of commitment for purchase.  Of the issued warrants, all were exercisable immediately and for up to 7 years.  The following table indicates the exercise prices of the warrants:

# of Warrants	Exercise Price

97,125	$1.03
11,468	$1.09
155,357	$1.40
537,460	$1.45
13,430	$1.49
37,500	$1.55
39,063	$1.60
220,590	$1.70
1,111,993

In 2005, we also issued 69,094 common shares, valued at the settlement date’s quoted market price of $150,473, in full settlement of a dispute with a former employee.  The previously recorded liability was therefore settled without a gain or loss.

Discount on common stock primarily represents the fair value of shares issued in 1997 and 1998 in exchange for membership interests in, and intangible assets of, entities under common control.  Neither the entity nor the intangible assets had any previous carrying value.  As such transactions are required to be recorded at historical carryover basis, we did not record any related assets or liabilities upon these transactions but did need to reflect the issuance of the shares in our Statements of Stockholders’ Equity.

Equity Commitment

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of IFT and a holder of over five (5%) of our common stock. Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in IFT, at such time or times as we may request, in the form of a purchase or purchases of restricted common stock of IFT. IFT may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of shares of restricted common stock of IFT equal to the value of the investment then provided to IFT. The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on The OTC Bulletin Board on the date of the sale.

Long-Term Incentive Plan

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

On October 22, 2006, our Board of Directors adopted The Amended and Restated LTIP.  This plan expires on October 21, 2016.

Index

The maximum number of shares of common stock as to which awards may be granted under this plan, subject to subsequent amendments, is 17,500,000 shares. The common stock issued upon exercise of options or on grant of stock awards may be shares previously authorized but not yet issued or shares which have been issued and reacquired by IFT as treasury stock. The Board of Directors may increase the maximum number of shares of common stock as to which awards may be granted at such time as it deems advisable. Awards may be granted to employees or consultants of IFT in their individual capacity only.  As of December 31, 2007, we have only issued common stock options to employees, Directors and non-employees under our LTIP and Amended and Restated LTIP.

The following tables summarize information about stock options (issued to employees and Directors) during the three years ended December 31, 2007:

	Shares	Exercise price per share	Weighted-average exercise price
Outstanding at December 31, 2004	10,460,000	$0.14-2.00	$0.79

Granted	3,109,198	$0.10-2.23	$2.12
Exercised	(593,500)	$0.25-1.00	$0.47
Forfeited/Cancelled	(1,375,099)	$2.23	$2.23
Outstanding at December 31, 2005	11,600,599	$0.10-2.23	$0.99

Granted	155,000	$0.51-1.25	$1.01
Outstanding at December 31, 2006	11,755,599	$0.10-2.23	$0.99

Granted	594,000	$0.10-1.92	$0.66
Expired	(10,000)	$0.25	$0.25
Forfeited/Cancelled	(558,366)	$0.51-2.23	$1.92
Outstanding at December 31, 2007	11,781,233	$0.10-2.23	$0.93

Options excercisable at December 31, 2007	11,351,233	$0.10-2.23	$0.94

Index

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2007:

	Options outstanding			Options exercisable
Exercise price range	Number outstanding at December 31, 2007	Weighted-average remaining contractual life (in years)	Weighted-average exercise price	Number exercisable at December 31, 2007	Weighted-average exercise price

$0.10 - $0.50	5,704,000	2	$0.40	5,704,000	$0.40

$0.51 - $1.00	3,156,500	2	$0.88	2,756,500	$0.90

$1.24 - $1.25	105,000	4	$1.25	75,000	$1.25

$1.75 - $2.00	1,899,000	3	$1.98	1,899,000	$1.98

$2.23	916,733	2	$2.23	916,733	$2.23

	11,781,233	2	$0.93	11,351,233	$0.94

Index

The following table summarizes information about stock options issued to non-employees during the three years ended December 31, 2007:

Non-employee options:
	Shares	Exercise price per share	Weighted-average exercise price
Outstanding at December 31, 2004	9,890,000	$0.25-2.00	$0.79

Granted	3,000,000	$1.65-2.35	$2.00
Exercised	(1,125,000)	$0.50	$0.50
Outstanding at December 31, 2005	11,765,000	$0.25-2.35	$1.13

Granted	400,000	$1.88	$1.88
Exercised	(64,602)	$0.50	$0.50
Expired	(1,100,000)	$0.50-1.65	$1.55
Forfeited	(6,000,000)	$0.35-2.00	$0.92
Outstanding at December 31, 2006	5,000,398	$0.25-2.35	$1.70

Expired	(1,185,398)	$0.25-0.75	$0.50
Outstanding at December 31, 2007	3,815,000	$0.50-2.35	$1.62

Options excercisable at December 31, 2007	3,410,000	$0.25-2.35	$1.59

Note 4.  Stock-based Compensation

Stock-based compensation expense recorded in 2007, 2006 and 2005 is as follows:

	Year Ended December 31, 2007 (SFAS 123R)	Year Ended December 31, 2006 (SFAS 123R)	Year Ended December 31, 2005 (APB 25)
Awards to employees/Directors	$(79,902)	$1,094,154	$426,580
Awards to non-employees	(7,890)	167,801	1,188,760
Stock option modifications	206,764	-	369,820

Total stock-based compensation expense	$118,972	$1,261,955	$1,985,160

Employee and Director awards

In 2007, we granted 594,000 stock options to employees and Directors.  100,000 of these options were subsequently forfeited due to the departure of an employee before the options vested.  94,000 of these options vested immediately, with the remaining options having a vesting period ranging between 24 and 30 months and expire in 2010 and 2012.  During 2007, 558,366 non-vested employee options were forfeited resulting in the reversal of $381,012 of previously recorded stock-based compensation expense, including $296,410 from prior years.

Index

In 2006, we granted 155,000 stock options to employees and Directors.  50,000 of these options vested immediately and the remaining options have a vesting period ranging between 17 and 24 months, and have exercise prices ranging from $0.51 to $1.25 and expire in 2011.

In 2005, we granted 3,109,198 stock options to employees that have a vesting period ranging between 5 and 36 months.  1,833,465 of these stock options were subsequently forfeited due to employee departures before the options vested.  The remaining options granted in 2005 have exercise prices ranging from $0.10 to $1.97 and expire in 2009 and 2010.  During 2005, no compensation cost was recorded for options granted to employees as the option price was equal to or above the market price of the stock at the option grant date.

During 2005, we recorded $513,260 of expense for the issuance of common stock options (209,000) at exercise prices ranging from $0.34 to $1.97 per share and common stock shares (110,000) to compensate Board members for Board services provided between 2000 and 2005.  $426,580 was recorded to stockholders’ equity to reflect this transaction and we also accrued $86,680, which was included in accrued compensation.  This amount was reclassified to additional paid-in capital during 2006 as it was only payable in equity securities.

We also issued 50,000 shares in lieu of cash compensation in 2005 to a new employee and recognized $81,500 of expense.  No additional shares are to be issued under this arrangement.

The following table provides the primary assumptions used to value employee and Director stock-based compensation for the years indicated:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Weighted-average fair value of options granted	$0.33	$1.38	$1.91
Weighted-average assumptions:
Risk-free interest rate	4.79%	4.62%	3.86%
Dividend yield	-	-	-
Expected volatility	1.1	1.2	1.5
Expected option life (years)	5	5	4

As of December 31, 2007, there was $104,867 of total unrecognized compensation cost related to outstanding options granted to employees and Directors.   The cost is expected to be recognized over a weighted-average period of 19 months.

Non-employee awards

No options or warrants were granted to non-employees during 2007.  1,185,398 options issued to non-employees expired during 2007.

During 2006, we granted 400,000 stock options to non-employees.  These options vest over a 24-month period and the fair value of the options is being expensed over the vesting period.  During 2006, 6,000,000 non-employee options previously issued in 2004 were cancelled as vesting triggering events (primarily based on revenues) were not achieved within stipulated contractual time frames.  Also, 100,000 non-employee options expired in 2006.

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

Index

Services performed by non-employees who were granted options include product/distribution consulting, technology consulting and legal services. The weighted-average fair value for these options (not applicable for 2007, $1.60 for 2006 and $0.72 for 2005) was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.51% for 2006 and 3.80% for 2005; volatility factors of 1.22 for 2006 and 1.47 for 2005; and a weighted-average expected life of the option of 5 years for 2006 and 2005.  These fair values are updated quarterly for unvested options and future expense is adjusted accordingly.

In 2005, we also issued 50,000 shares of common stock to a consultant to compensate for expenses incurred on behalf of IFT, recording $117,000 of expense.  No additional stock is to be issued under this agreement.

As of December 31, 2007, there was an immaterial amount of unrecognized compensation cost related to outstanding options granted to non-employees.

The weighted-average remaining contractual term (in years) of the non-employee options outstanding at December 31, 2007, 2006 and 2005 is 2.32, 2.72 and 3.36, respectively.

The aggregate intrinsic value (defined as the excess of the market price of our common stock as of the end of the period over the exercise price of the related stock options) for both stock options (employee, Director and non-employee) outstanding and exercisable as of December 31, 2007 was $17,640.

We did not receive proceeds for stock options exercised during 2007.  In 2006, we received proceeds of $32,301 for 64,602 stock options exercised by a former Director with an intrinsic value of $42,911.  In 2005, we received proceeds of $843,500 for 1,718,500 employee and non-employee stock options exercised with an intrinsic value of $1,856,800.  593,500 stock options were exercised by an employee and 1,125,000 stock options exercised by individuals who had provided consulting and/or legal services.

Stock-based compensation modifications

We recognized $206,764 of additional stock-based compensation expense in the second quarter of 2007 as a result of extending the expiration date of certain options from August 2007 to December 2009.

During 2002, we should have issued shares to employees on various anniversary dates of their employment.   These shares were never issued, and were replaced with grants of options under the LTIP in 2004 to purchase an aggregate of 1,010,000 shares of common stock at exercise prices ranging from $0.14 to $0.25 per share, vesting immediately, and expiring in December 2009. This award modification required us to account for the replacement options under APB 25 variable-based accounting which required us to incur compensation expense of $369,820 in 2005 due to the market price exceeding the exercise price.  Upon adoption of FAS 123R on January 1, 2006, we no longer applied variable-based accounting for these options.

Index

Note 5.   Income Taxes

Deferred income taxes reflect the net income tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as income tax credit carry-forwards. The tax effects of temporary differences and credits that give rise to significant portions of the net deferred income tax asset are as follows:

		December 31,
	2007	2006	2005
Net operating loss carry-forwards	$13,685,000	$12,481,000	$11,192,000
Intangible assets	630,000	744,000	764,000
Stock-based compensation expense	2,076,000	2,037,000	1,637,000
Non-deductible accruals	174,000	219,000	(5,000)
	16,565,000	15,481,000	13,588,000
Less valuation allowance	(16,565,000)	(15,481,000)	(13,588,000)
Deferred tax asset	$-	$-	$-

A valuation allowance must be established for a deferred income tax asset if it is more likely than not that a tax benefit may not be realized from the asset in the future.  We have established a valuation allowance to the extent of our deferred income tax assets since it is not yet certain that absorption of the asset through future earnings will occur.

Net operating loss carry-forwards available to us for Federal tax purposes are as follows:

Balance	Expiration

$172,302	2012
729,807	2013
7,023,805	2019
4,563,340	2020
3,334,234	2021
3,107,920	2022
2,659,824	2023
2,348,545	2024
3,825,956	2025
3,566,224	2026
2,881,547	2027
$34,213,504

Index

The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to the income tax benefit is as follows:

	Year ended December 31,
	2007	2006	2005

Tax benefit at federal statutory rate	$(926,000)	$(1,783,000)	$(1,812,000)
State taxes, net of federal income tax	(163,000)	(315,000)	(320,000)
Change in deferred tax valuation allowance	1,084,000	1,893,000	2,113,000
Other	5,000	205,000	19,000
Income tax benefit	$-	$-	$-

Note 6. Lease Commitment

We entered into a five-year operating lease for office space on January 1, 2002 that was scheduled to expire December 31, 2006.  During 2006, we amended this lease, extending the term through December 31, 2011.   Rent expense was $44,499, $55,006 and $51,790 during the fiscal years ended December 31, 2007, 2006 and 2005, respectively. We also entered into a five-year office equipment lease on October 4, 2005.  Future minimum lease payments as of December 31, 2007 are displayed below:

Year Ending December 31,
2008	48,989
2009	50,042
2010	50,306
2011	48,988
Total Minimum Lease Payments	$198,325

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

In December 2005, a former employee of IFT and a former consultant to IFT filed a joint lawsuit against us and certain of our Directors in the St. Louis County, Missouri Circuit Court. The relief sought by the plaintiffs includes payment of compensation up to $120,000 per year under the former employee’s Employment Agreement, issuance of up to 4,832,616 shares of IFT stock under a Share Purchase Agreement entered into between each plaintiff and IFT in April 2001, and release from the plaintiffs’ non-competition obligations. The plaintiffs also alleged they were harmed by certain misrepresentations of IFT and were seeking an undetermined amount of damages for such alleged misrepresentations.  We filed counter-claims against the plaintiffs, seeking monetary damages and enforcement of the plaintiffs’ non-competition obligations. During the second quarter of 2007, this case was dismissed by the Missouri Circuit Court with no compensation paid to any party.

On July 31, 2006, we received notice from the American Arbitration Association ("AAA") of a Demand for Arbitration dated July 27, 2006 received by the AAA naming IFT as Respondent and TPG Capital Partners (“TPG”), the prior Blencathia Acquisition Corporation (“Blencathia”) owner, as the Claimant.  The arbitration had been requested by TPG to resolve an alleged aggregate proceeds shortfall from the sale of IFT securities issued in the Blencathia merger.  TPG has claimed they sold some or all of the 300,000 shares and the sales have not generated at least $500,000 of proceeds, as guaranteed in the merger documents.

Index

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and IFT participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter.  Informal discussions are ongoing.  It is not expected that the ultimate settlement of this matter, through the mediation or binding arbitration process, and considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on IFT.

Note 8. Note payable to a Related Party

During the fourth quarter of 2007, we obtained an unsecured $500,000 loan from Harry F. Demetriou, a Director of IFT and the holder of over five (5%) percent of IFT’s common stock. Pursuant to the terms of the loan, a promissory note was executed by IFT in favor of Mr. Demetriou in connection with the loan. The loan will accrue interest at the rate of 15% per year in arrears, principal and interest shall become due and payable on January 1, 2009, and is guaranteed by Rex Carr, a Director of IFT and the holder of over five (5%) percent of IFT’s common stock.

Note 9. Quarterly Statements of Operation Information (Unaudited)

	For the Three Month Period Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Revenues	$11,872	$22,910	$34,288	$64,350
Net loss	$(1,176,273)	$(536,108)	$(492,980)	$(517,364)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted-average common shares outstanding	84,861,326	84,861,326	84,861,326	84,861,326

	For the Three Month Period Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006

Revenues	$153,840	$46,356	$35,544	$(1,156)
Net loss	$(1,382,682)	$(1,238,549)	$(1,166,041)	$(1,455,707)
Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.01)	$(0.02)
Weighted-average common shares outstanding	84,496,724	84,496,724	84,506,935	84,561,326

Note:  Quarterly totals presented above may not total to reported annual amounts due to rounding.

Revenue recorded during the fourth quarter of 2006 represents a credit memo issued for sales previously recorded during 2006. On March 31, 2008, Mr. Demetriou converted this loan to equity, in the form of common shares