Form 10-Q
period 2008-03-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2008-05-15
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________________

Commission File No. 000-25367
________________

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0357508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7777 Bonhomme, Suite 1920
St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)

(314) 727-3333
(Registrant’s telephone number, including area code)
_________________

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.
(Check one)	Large Accelerated Filer ☐	Accelerated Filer ☐
	Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

The number of shares outstanding of registrant's only class of stock as of May 12, 2008: Common stock, par value $0.01 per share – 86,711,326 shares outstanding.

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$76,724	$364,242
Accounts receivable	8,994	62,463
Inventory	283,798	315,553
Prepaid expenses and other assets	60,696	20,793
Total Current Assets	430,212	763,051

Property and equipment
Machinery, equipment and office furniture	63,703	63,706
Accumulated depreciation	(46,949)	(44,820)
Net Property and Equipment	16,754	18,886

Goodwill	2,211,805	2,211,805

Total Assets	$2,658,771	$2,993,742

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$347,169	$215,671
Accrued compensation	18,022	29,901
Accrued interest payable	-	5,137
Other accrued expenses	350,000	350,000
Total Current Liabilities	715,191	600,709

Long-term liabilities
Note payable to related party (Note 6)	-	500,000
Total Long-term Liabilities	-	500,000

Total Liabilities	715,191	1,100,709

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value; 150,000,000 authorized, 86,311,326 and 84,861,326 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	863,114	848,614
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	55,066,454	54,445,445
Accumulated deficit	(53,166,065)	(52,581,103)
Total Stockholders' Equity	1,943,580	1,893,033

Total Liabilities and Stockholders' Equity	$2,658,771	$2,993,742

See Notes to Financial Statements.

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)	Three Months Ended
	March 31,	March 31,
	2008	2007

Revenues	$30,597	$11,872

Operating expenses:
Cost of operations (exclusive of depreciation and amortization)	28,235	8,444
Selling, general and administrative expense (including stock-based compensation expense) (Note 3)	690,639	1,088,195
Depreciation and amortization	2,129	102,453
Total operating expenses	721,003	1,199,092

Net loss from operations	(690,406)	(1,187,220)

Other non-operating income (Note 6)	123,836	-
Interest (expense) income, net	(18,392)	10,947

Net loss	$(584,962)	$(1,176,273)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted-average common shares outstanding	84,978,359	84,861,326

See Notes to Financial Statements.

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008
(Unaudited)

	Common Stock Shares	Common Stock Amount	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2007	84,861,326	$848,614	$(819,923)	$54,445,445	$(52,581,103)	$1,893,033
Proceeds from issuance of stock	400,000	4,000	-	196,000	-	200,000
Issuance of stock for converted debt (Note 6)	1,000,000	10,000	-	390,000	-	400,000
Issuance of stock for services	50,000	500	-	7,500	-	8,000
Expense relating to stock-based compensation (Note 3)	-	-	-	27,509	-	27,509
Net loss	-	-	-	-	(584,962)	(584,962)
Balance, March 31, 2008	86,311,326	$863,114	$(819,923)	$55,066,454	$(53,166,065)	$1,943,580

See Notes to Financial Statements.

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(584,962)	$(1,176,273)
Gain on conversion of debt to equity, net of interest expense	(105,137)	-
Shares issued for services	8,000	-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,129	102,453
Loss on disposition of property and equipment	3	-
Non-cash stock-based compensation	27,509	223,186
Change in assets and liabilities:
Accounts receivable	53,469	9,769
Inventory	31,755	25,401
Prepaid expenses and other assets	(39,903)	26,469
Accounts payable	131,498	81,192
Accrued compensation	(11,879)	(12,901)
Net cash used in operating activities	(487,518)	(720,704)

Cash flows from investing activities:
Redemption of short-term investments	-	514,419
Net cash provided by investing activities	-	514,419

Cash flows from financing activities:
Proceeds from issuance of common stock	200,000	-
Net cash provided by financing activities	200,000	-

Net decrease in cash and cash equivalents	(287,518)	(206,285)
Cash and cash equivalents, beginning of period	364,242	654,841
Cash and cash equivalents, end of period	$76,724	$448,556

See Notes to Financial Statements.

Index

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

The interim financial statements included herein have been prepared by IFT, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.  We follow the same accounting policies in preparation of interim reports as we do in our annual statements.

Basic earnings per share are based upon the weighted-average number of common shares outstanding for the period.  Diluted earnings per share are based upon the weighted-average number of common and potentially dilutive common shares outstanding for the period.  Pursuant to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS 128”), no adjustment is made for diluted earnings per share purposes since we are reporting a net loss, and common stock equivalents would have an anti-dilutive effect.  As of March 31, 2008 and 2007, 16,983,226 and 17,967,990 shares, respectively, of common stock equivalents were excluded from the computation of diluted net loss per share since their effect would be anti-dilutive.

Note 2 - Ability to Continue as a Going Concern

Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report included with the financial statements filed with our 2007 annual report on Form 10-K, filed with the SEC on March 31, 2008, indicated a substantial doubt that IFT could continue as a going concern. We have incurred significant losses since inception and currently have and previously from time to time have had limited funds with which to operate.  Management is in the process of executing a strategy based upon marketing technologies that offer enhanced engine performance and greater fuel economy along with pollution control benefits. We have several technologies in the commercialization phase and in development. We have received necessary regulatory and commercial acceptance for our products currently in the commercialization phase. During the first quarter of 2002, we began selling our products directly to the commercial marketplace. We expect to increase our direct sales to the marketplace, eventually generating a level of revenues sufficient to meet our cash flow and earnings requirements. However, it is possible that this may take a few years or may never occur. While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $1.6 million will be necessary to enable us to adequately fund our operations for the remainder of the 2008 fiscal year. As our current cash and cash equivalents balance plus our remaining committed funding of $800,000 is not sufficient to support remaining year 2008 operations at current planned levels, we believe we will be able to secure additional funding through private placements of equity and/or debt securities with existing shareholders/investors of IFT, as well as other external sources. However, there is the possibility that these sales of equity may not happen at all or may end at some point in the future. If we are unable to secure this additional funding, we will need to significantly curtail operations.

Index

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

Stock-based compensation expense recorded in the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Stock-based compensation to employees/Directors	$22,172	$207,811
Stock-based compensation to non-employees	13,337	15,375
Total stock-based compensation expense	$35,509	$223,186

Index

Employee and Director awards

During the first quarter of 2008, 175,000 employee options were granted.  Assumptions used to determine the average fair value of these awards ($0.24 per option) included an expected term of 5 years, a volatility rate of 118% and a risk free interest rate of 2.73%.

During the first quarter of 2007, 100,000 employee options were granted.  Assumptions used to determine the average fair value of these awards ($0.42 per option) included an expected term of 5 years, a volatility rate of 120% and a risk free interest rate of 4.70%.  These options were subsequently forfeited in the third quarter of 2007.

No options were granted to Directors in the first quarters of 2008 and 2007.

Non-employee awards

In the first quarter of 2008, 100,000 stock options were granted to a non-employee consultant for services.  These options vest over a 22.5-month period.  The fair value of the options, which will be recomputed at each quarter-end as described above, will be expensed over the vesting period. No non-employee options were granted in the first quarter of 2007.

During the first quarter of 2008, we issued 50,000 shares of our common stock to non-employees for services. No shares of our common stock were sold or issued to non-employees for services during the first three months of 2007.

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

Note 5 – Adoption of New Accounting Standard

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 applies whenever another GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB agreed to defer the effective date of SFAS 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. There is no deferral for financial assets and financial liabilities, nor for the rare non-financial assets and non-financial liabilities that are re-measured at fair value at least annually.  We adopted the provisions of SFAS 157 effective January 1, 2008 with no impact to our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159").  SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value, and if so chosen, specifies related accounting and disclosure requirements.   SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted if all of the requirements of SFAS 157 are adopted. We adopted SFAS 159 effective January 1, 2008 with no impact to our financial position and results of operations.

Note 6 – Note Payable to a Related Party

During the fourth quarter of 2007, we obtained an unsecured $500,000 loan from Harry F. Demetriou, a Director of IFT and the holder of over five (5%) percent of our common stock.  Pursuant to the terms of the loan, a promissory note was executed by IFT in favor of Mr. Demetriou in connection with the loan. Terms of the loan included interest to be accrued at a rate of 15% per year in arrears with principal and interest due and payable on January 1, 2009.  The loan was guaranteed by Rex Carr, a Director of IFT and the holder of over five (5%) percent of our common stock.  All IFT obligations related to this note were extinguished effective March 31, 2008 with the issuance of 1,000,000 restricted common shares of IFT stock to Mr. Demetriou.  This transaction triggered a non-operating income gain of $123,836 based on the shares being valued to $400,000 (based on a $0.40 / share previous day closing price) and the extinguishment of $500,000 of principal balance and $28,836 of accrued interest related to the previously outstanding loan.

Note 7 – Equity Commitment from a Related Party

On December 11, 2007, we obtained an investment commitment from Rex Carr, a Director of IFT and the holder of over five (5%) of IFT’s common stock, for up to $1,000,000 of equity purchases from time to time commencing after March 1, 2008. As of March 31, 2008, $800,000 is available under this equity commitment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying financial statements.  This discussion should be read in conjunction with the financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2007.

Index

Forward-looking Statements and Associated Risks

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control, including, but not limited to, economic, competitive and other factors affecting our operations, markets, products and services, expansion strategies and other factors described elsewhere in this report and documents filed by us with the Securities and Exchange Commission (“SEC”), including in our annual report on Form 10-K for the year ended December 31, 2007 under the “Risk Factors” section.  Actual results could differ materially from these forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, prove accurate.  We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Overview

We are a fuel performance enhancement technology company transitioning to a commercial enterprise.  Our commercial goal is the bulk sale of our product slate to major end-users of diesel fuel and bio-diesel fuel blends:  railroad companies, stationary power generation operators, centrally-fueled truck and bus fleets and marine vessel operators.  Our primary strategy to accomplish this goal is to outsource marketing and distribution by partnering with established third party industry concerns with existing customers and distribution channels.  We believe the macro economic environment for our technology and products is excellent now and will continue to be so for the foreseeable future.  We believe ever-increasing fuel environmental regulations will likely result in increased demand for additive products to help offset adverse fuel performance and engine impacts resulting from these regulations.  In addition, we believe the increase in the price of oil, along with the higher prices expected in the future, will increase demand for fuel efficiency and conservation.  Our products and technology are uniquely positioned to benefit from this macro environment by offering fuel performance enhancement solutions that specifically address these macro developments and trends.

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

Index

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues

Net revenue for the three months ended March 31, 2008 was $30,597, as compared to $11,872 for the three-month period ended March 31, 2007.  Sales revenue in the first quarter of 2008 was due to sales to end-user customers, customers engaged in field trials and to distributors, partially offset by a customer return of $6,375.  Sales revenue in the first quarter of 2007 was due primarily to purchases by customers who completed successful field trials.  Sales revenue generated during the first three months of 2008 and 2007 was primarily generated from the sale of DiesoLIFTTM.

Operating Expenses

Total operating expense was $721,003 for the three months ended March 31, 2008, as compared to $1,199,092 for the three-month period ended March 31, 2007.  This $478,089 decrease from the prior period was primarily attributable to a decrease in selling, general and administrative expense and a decrease in depreciation and amortization expense.  These fluctuations are more fully described below.

Cost of Operations (exclusive of depreciation and amortization)

Cost of operations (exclusive of depreciation and amortization) was $28,235 for the three months ended March 31, 2008, as compared to $8,444 for the three-month period ended March 31, 2007.  This increase corresponds to an increase in revenues, as explained above.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2008 was $690,639 (including stock-based compensation of $35,509), as compared to $1,088,195 (including stock-based compensation of $223,186) for the three-month period ended March 31, 2007. This decrease of $397,556 was primarily attributable to the following activities:

•	a decrease in stock-based compensation expense ($187,677) primarily due to expense recorded on options that became fully vested or were forfeited subsequent to the first quarter of 2007;
•	a decrease in salary expense ($96,574) due to the effects of personnel changes versus the prior comparable period;
•	a decrease in legal expense ($40,301) primarily due to more aggressive intellectual property protection in the first quarter of 2007; and
•	a decrease in investor relations expense ($23,936) as we have temporarily reduced investor relations services provided by external firms.

Depreciation and Amortization Expense

Depreciation and amortization expense was $2,129 for the three months ended March 31, 2008, as compared to $102,453 for the three months ended March 31, 2007.  This decrease of $100,324 was primarily attributable to our intellectual property becoming fully amortized during the second quarter of 2007.

Index

Interest (Expense) Income

Net interest (expense) income for the three months ended March 31, 2008 was $(18,392), as compared to $10,947 for the three months ended March 31 2007. The decrease in net interest (expense) income is primarily attributable to a lower amount of funds invested in securities, as investments were utilized to fund operations upon maturity, and interest expense recorded related to debt issued in the fourth quarter of 2007, which was converted to equity effective March 31, 2008.

Other Non-operating Income

Other non-operating income for the three months ended March 31, 2008 was due to a gain recorded upon the conversion of debt to equity involving a transaction with Harry F. Demetriou, a Director of IFT and the holder of over five (5%) percent of our common stock.

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

Net Loss

Net loss for the three months ended March 31, 2008 was a net loss of $584,692, as compared to a net loss of $1,176,273 for the three months ended March 31, 2007.  The decrease in net loss was primarily due to a decrease in stock-based compensation expense, salary expense, legal expense and depreciation and amortization expense, partially offset by an increase in other non-operating income.  The basic and diluted net loss per common share for the three months ended March 31, 2008 and 2007 was $(0.01).

Index

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(revised 2007), Business Combinations, Applying the Acquisition Method (“SFAS 141R”), a revision of SFAS 141, Business Combinations. SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date. We do not expect the adoption of SFAS 141R will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity.  SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements, which will be applied retrospectively. We do not expect the adoption of SFAS 160 will have a material impact on our financial statements.

Critical Accounting Policies and Estimates

Preparation of our financial statements and related disclosures in compliance with U.S. generally accepted accounting principles (“GAAP”) requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. Our application of these policies involves judgments regarding many factors, which in and of themselves could materially affect the financial statements and disclosures. We have outlined below the critical accounting policies that we believe are most difficult, subjective or complex. Any change in the assumptions or judgments applied in determining the following matters, among others, could have a material impact on future financial results.

Revenue recognition

We recognize revenue from the sale of our products when the products are shipped, and title and risk of loss has passed to the buyer.  A portion of our revenues is from sales to product distributors.  Product distributors do not have the option to return product that is not immediately sold to an end-user.  Therefore, our revenue recognition is not conditional on whether a distributor is able to sell product to an ultimate product end-user.  Our sales policies for end-users are consistent with product distributor sales policies.

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

Index

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

To test impairment, we use the market approach to determine the fair value of the Company.  Following this approach, the fair value of the business exceeded the carrying value of the business as of December  31, 2007.  As a result, no impairment of goodwill was recorded.  There have been no events that have occured during the first quarter of 2008 that would affect the carrying value of goodwill.

Deferred income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At March 31, 2008, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.

Liquidity and Capital Resources

A critical component of our operating plan affecting our ability to execute the product commercialization process is the cash resources needed to pursue our marketing and sales objectives.  Until we are able to generate positive and sustainable operating cash flow, our ability to attract additional capital resources in the future will be critical to continue the funding of our operations. The independent registered public accounting firm’s report included with the financial statements filed with our 2007 annual report on Form 10-K, filed with the SEC on March 31, 2008, indicated a substantial doubt that IFT could continue as a going concern.

While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, as a result of a fourth quarter 2007 debt financing agreement (subsequently exchanged for common shares on March 31, 2008) and equity commitment (both transactions entered into with related parties, Board members of IFT and significant shareholders), we have adequate cash and cash equivalents balances and commitments to fund operations through at least mid-2008.  As we will not likely be able to generate positive and sustainable operating cash flows by this time, we will need to raise additional capital to fund our future operations. Although management believes we will secure additional funding necessary to continue operations beyond mid-2008, if we are unable to secure this additional funding, we will need to significantly curtail operations.  Of the approximate $1.6 million of cash we project to need to fund operations for the remainder of 2008, $76,724 is available from cash and cash equivalents as of March 31, 2008 and another $800,000 is available under an equity commitment from a Director of IFT and a holder of over five (5%) of our common stock.  We intend to address the cash resources shortfall through placements of debt and/or equity financing.

Cash used in operating activities was $487,518 for the three months ended March 31, 2008, compared to $720,704 for the three months ended March 31, 2007.  The decrease in cash outflow from operating activities was due primarily to lower net losses, partially offset by a non-operating income gain related to the conversion of debt to equity and a decrease in depreciation and amortization and stock-based compensation expense, both non-cash expense items.

Index

Cash provided by investing activities was $0 for the three months ended March 31, 2008, as compared to $514,419 of cash provided by investing activities for the three months ended March 31, 2007.  The decrease in cash provided by investing activities was primarily due to all outstanding short-term investments maturing during 2007, with the proceeds utilized to fund operations.

Cash provided by financing activities was $200,000 for the three months ended March 31, 2008, as compared to $0 for the three months ended March 31, 2007.  This increase in financing cash flow was primarily due to cash proceeds obtained from the issuance of 400,000 restricted shares of our common stock to a related party.

Net cash decreased by $287,518 for the three months ended March 31, 2008, as compared to a decrease in net cash of $206,285 for the three months ended March 31, 2007.

Working capital at March 31, 2008 was $(284,979), as compared to $162,342 at December 31, 2007.  This decrease was primarily attributable to funding cash operating expenses during the first three months of 2008.

During the three months ended March 31, 2008 and March 31, 2007, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

During the third quarter of 2007, all of our short-term investments in U.S. Treasury bonds matured.  We currently have no short-term investments in U.S. Treasury bonds.  Our previous investment balances were funded from proceeds received from our sale of equity securities during 2005.  Interest income earned on the investments for the three months ended March 31, 2007 was $10,947.  A one-percentage point change in the rate of interest earned during the first three months of 2007 would not have had a material impact on our financial statements.

Item 4(T). Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2008.  Disclosure controls and procedures are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures include some, but not all, components of our internal control over financial reporting.  Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2008 due to an existing material weakness in our internal control over financial reporting as discussed below.

Index

Change in Internal Control over Financial Reporting

In our annual report on Form 10-K filed on March 31, 2008, management identified a material weakness related to IFT’s limited accounting personnel with sufficient expertise, accounting knowledge and training in GAAP and financial reporting requirements. Specifically, IFT lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on at timely basis.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

Plan for Remediation

Some of the remediation action steps discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2007 are dependent on the completion of a financing to support operations for at least two years.  As such financing has not yet been achieved, we are currently unable to consider the hiring of additional accounting and finance staff with the commensurate knowledge, experience and training necessary to complement the current staff in the financial reporting functions.

During the fiscal quarter ended March 31, 2008, we were unable to further develop our financial statement closing and reporting practices to include additional levels of checks and balances in our procedures and a timely review.  The actions we plan to take are subject to continued management review supported by confirmation and testing, as well as audit committee oversight.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 14, 2008, we issued 50,000 shares of our common stock at $0.16 per share, a total of $8,000, in a private placement transaction to two individuals providing professional services on our behalf.   These issuances were exempt from registration pursuant to Rule 504 under the Securities Act of 1933 (the “Act”).  The aggregate offering price for the offering did not exceed $1,000,000 within a twelve (12) month period.

Index

On March 14, 2008, we issued 400,000 shares of our common stock at $0.50 per share, a total of $200,000, in a private placement transaction to Rex Carr, a significant shareholder and Director who qualifies as an accredited investor. The transaction was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Act.

On March 31, 2008, we issued 1,000,000 shares of our common stock in a private placement transaction to Observor Acceptances Ltd., a company wholly-owned by Harry F. Demetriou, a significant shareholder and Director who qualifies as an accredited investor.  At the time of issuance, the fair value of these shares was $400,000 based on a $0.40 per share previous day closing price of our stock.  The transaction was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Act.  These shares were issued to convert an outstanding debt obligation to an equity transaction.

None of the private placements occurring during the first quarter of 2008 involved underwriters or broker-dealers. Therefore, there were no underwriting discounts or commissions and we received full gross proceeds (if applicable) of the offering.

Item 5.  Other Information

(a)	None.

(b)
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2007.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By:	/s/ Jonathan R. Burst	Date: May 15, 2008
Jonathan R. Burst
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stuart D. Beath	Date: May 15, 2008
Stuart D. Beath
Chief Financial Officer
(Principal Financial Officer)