Form 10-Q
period 2008-06-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2008-08-15
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

The number of shares outstanding of registrant's only class of stock as of August 12, 2008: Common stock, par value $0.01 per share – 89,911,326 shares outstanding, excluding 500,000 shares held in treasury

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS
	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$1,267,333	$364,242
Accounts receivable	10,352	62,463
Inventory	285,348	315,553
Prepaid expenses and other assets	23,627	20,793
Total Current Assets	1,586,660	763,051

Property and equipment
Machinery, equipment and office furniture	63,703	63,706
Accumulated depreciation	(48,800)	(44,820)
Net Property and Equipment	14,903	18,886

Goodwill	2,211,805	2,211,805

Total Assets	$3,813,368	$2,993,742

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$195,974	$215,671
Accrued compensation	23,335	29,901
Accrued interest payable	-	5,137
Other accrued expenses	350,000	350,000
Total Current Liabilities	569,309	600,709

Long-term liabilities
Note payable to related party (Note 7)	-	500,000
Total Long-term Liabilities	-	500,000

Total Liabilities	569,309	1,100,709

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value; 150,000,000 authorized, 90,411,326 and 84,861,326 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	904,114	848,614
Treasury stock, at cost, 500,000 and 0 shares, respectively (Note 4)	(395,000)	-
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	60,095,228	54,445,445
Accumulated deficit	(56,540,360)	(52,581,103)
Total Stockholders' Equity	3,244,059	1,893,033

Total Liabilities and Stockholders' Equity	$3,813,368	$2,993,742

See Notes to Financial Statements.

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Revenues	$5,800	$22,910	$36,397	$34,782

Operating expenses:
Cost of operations (exclusive of depreciation and amortization)	(417)	17,142	27,818	25,586
Selling, general and administrative expense (including stock- based compensation expense) (Note 3)	3,256,061	484,420	3,946,702	1,572,615
Depreciation and amortization	1,852	69,160	3,981	171,613
Total operating expenses	3,257,496	570,722	3,978,501	1,769,814

Net loss from operations	(3,251,696)	(547,812)	(3,942,104)	(1,735,032)

Other non-operating expense (Note 7)	(123,836)	-	-	-
Interest income (expense), net	1,239	11,704	(17,153)	22,651

Net loss	(3,374,293)	$(536,108)	(3,959,257)	$(1,712,381)

Basic and diluted net loss per common share	$(0.04)	$(0.01)	$(0.05)	$(0.02)

Weighted-average common shares outstanding	87,521,216	84,861,326	86,249,788	84,861,326

See Notes to Financial Statements.

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2008
(Unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2007	84,861,326	$848,614	$-	$(819,923)	$54,445,445	$(52,581,103)	$1,893,033
Proceeds from issuance of stock	4,500,000	45,000	-	-	2,205,000	-	2,250,000
Issuance of stock for converted debt (Note 7)	1,000,000	10,000	-	-	390,000	-	400,000
Extinguishment of note payable (Note 7)	-	-	-	-	123,836	-	123,836
Purchase of treasury stock (Note 4)	-	-	(395,000)	-	145,000	-	(250,000)
Issuance of stock for services	50,000	500	-	-	7,500	-	8,000
Expense relating to stock-based compensation (Note 3)	-	-	-	-	2,778,447	-	2,778,447
Net loss	-	-	-	-	-	(3,959,257)	(3,959,257)
Balance, June 30, 2008	90,411,326	$904,114	$(395,000)	$(819,923)	$60,095,228	$(56,540,360)	$3,244,059

See Notes to Financial Statements.

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,959,257)	$(1,712,381)
Shares issued for services	8,000	-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,980	171,613
Non-cash stock-based compensation	2,778,447	68,752
Change in assets and liabilities:
Accounts receivable	52,111	7,547
Inventory	30,205	52,673
Prepaid expenses and other assets	(2,834)	37,834
Accounts payable	(19,697)	41,791
Accrued compensation and interest	12,136	6,819
Net cash used in operating activities	(1,096,909)	(1,325,352)

Cash flows from investing activities:
Redemption of short-term investments	-	936,394
Acquisition of machinery and equipment	-	(1,419)
Net cash provided by investing activities	-	934,975

Cash flows from financing activities:
Proceeds from issuance of common stock	2,250,000	-
Purchase of treasury stock (Note 4)	(250,000)	-
Net cash provided by financing activities	2,000,000	-

Net increase (decrease) in cash and cash equivalents	903,091	(390,377)
Cash and cash equivalents, beginning of period	364,242	654,841
Cash and cash equivalents, end of period	$1,267,333	$264,464

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

Basic earnings per share are based upon the weighted-average number of common shares outstanding for the period.  Diluted earnings per share are based upon the weighted-average number of common shares and potentially dilutive common shares outstanding for the period.  Pursuant to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS 128”), no adjustment is made for diluted earnings per share purposes since we are reporting a net loss, and common stock equivalents would have an anti-dilutive effect.  As of June 30, 2008 and 2007, 27,008,226 and 17,509,624 shares, respectively, of common stock equivalents were excluded from the computation of diluted net loss per share since their effect would be anti-dilutive.

Note 2 - Ability to Continue as a Going Concern

Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report included with the financial statements filed with our 2007 annual report on Form 10-K, filed with the SEC on March 31, 2008, indicated a substantial doubt that IFT could continue as a going concern.  We have incurred significant losses since inception and currently have and previously from time to time have had limited funds with which to operate.  Management is in the process of executing a strategy based upon marketing technologies that offer enhanced engine performance and greater fuel economy along with pollution control benefits. We have several technologies in the commercialization phase and in development. We have received necessary regulatory and commercial acceptance for our products currently in the commercialization phase. During the first quarter of 2002, we began selling our products directly to the commercial marketplace. We expect to increase our direct sales to the marketplace, eventually generating a level of revenues sufficient to meet our cash flow and earnings requirements. However, it is possible that this may take a few years or may never occur. While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $1,200,000 will be necessary to enable us to adequately fund our operations for the remainder of the 2008 fiscal year.  With a $2,000,000 equity funding completed during the second quarter of 2008, our current cash and cash equivalents balance plus our remaining committed funding of $800,000 is sufficient to support operations at current planned levels through at least mid-2009.  We will continue to evaluate sources of additional funding through private placements of equity and/or debt securities with existing shareholders/investors of IFT, as well as other external sources. However, there is the possibility that these sales of equity may not happen at all or may end at some point in the future. If we are unable to secure this additional funding, we will need to significantly curtail operations.

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

The value of options and warrants issued to non-employees upon the date of issuance are expensed over the related service periods.  For non-employee options that are not subject to a performance criterion, we recompute the value of the unvested options each quarter-end and adjust the related compensation expense for the new value. That new value is based on various assumptions using end-of-quarter information.  For non-employee options subject to a performance criterion, of which we have 2,705,000 options outstanding, expense is recognized when it becomes probable that the performance criterion will be met.

Index

Stock-based compensation expense recorded in the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Stock-based compensation to employees/Directors	$31,260	$43,521	$53,432	$58,896
Stock-based compensation to non-employees (1)	2,719,678	(197,955)	2,725,015	9,856
Total stock-based compensation expense	$2,750,938	$(154,434)	$2,778,447	$68,752

(1)	Includes compensation to Directors providing consulting services independent of their Directorship responsibilities.

Employee and Director awards

During the first quarter of 2008, 175,000 employee options were granted.  Assumptions used to determine the average fair value of these awards ($0.24 per option) included an expected term of 5 years, a volatility rate of 118% and a risk free interest rate of 2.73%.

During the second quarter of 2008, 150,000 employee options were granted.  Assumptions used to determine the average fair value of these awards ($0.66 per option) included an expected term of 5 years, a volatility rate of 120% and a risk free interest rate of 3.12%.

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

Non-employee awards

In the first quarter of 2008, 100,000 stock options were granted to a non-employee consultant for services.  These options vest over a 22.5-month period.  The fair value of the options, which will be recomputed at each quarter-end as described above, is expensed over the vesting period.

In the second quarter of 2008, a total of 10,375,000 stock options were granted to non-employee consultants for services and to Directors for consulting services independent of their Directorship responsibilities.  These option grants are explained below.

During the second quarter of 2008, 10,000,000 stock options were granted to a non-employee consultant for future marketing and distribution efforts and completion of an equity raise.  5,000,000 of these options vested during the second quarter of 2008, based on performance criteria being met.  Accordingly, we immediately recognized expense related to these options.  Assumptions used to determine the average fair value of these options ($0.22 per option) included an expected term of 2 years, a volatility rate of 90% and a risk free interest rate of 2.63%.  2,500,000 of these options have a vesting schedule contingent upon performance criteria which has not yet occurred.  However, we recognized expense related to these options since no consulting service obligation was associated with these options. However, a related consulting agreement was executed in March 2008.  Assumptions used to determine the average fair value of these options ($0.22 per option) included an expected term of approximately 3 years, a volatility rate of 88% and a risk free interest rate of 2.18%.  The remaining 2,500,000 options issued to this non-employee consultant also have a vesting schedule contingent upon performance criteria which has not yet occurred. Therefore, expense will not be recognized until it becomes probable that the performance criterion will be met.

During the second quarter of 2008, we also granted 375,000 stock options to other non-employee consultants. 175,000 of these options have a vesting schedule contingent upon performance criteria which has not yet occurred.  However, we recognized expense related to these options since they are not linked to any type of measurable consulting service obligation.  Assumptions used to determine the average fair value of these options (ranging between $0.21 and $0.39 per option) included expected terms of 5 years, volatility rates ranging between 118% and 120% and risk free interest rates ranging between 2.66% and 3.26%.

During the second quarter of 2008, 200,000 stock options were granted to a Director for consulting services independent of his Directorship responsibilities.  100,000 of these options vested immediately upon grant date, triggering immediate expense recognition. Assumptions used to determine the average fair value of these options ($0.39 per option) included an expected term of 5 years, a volatility rate of 118% and a risk free interest rate of 2.66%.  The remaining 100,000 options vest over a 19.5-month period.  The fair value of these options, which will be recomputed at each quarter-end as described above, will be expensed over the vesting period.

No options were granted to non-employee consultants in the first or second quarters of 2007.

Index

During the first quarter of 2008, we issued 50,000 shares of our common stock to non-employees for services that were valued at $8,000.  No shares of our common stock were sold or issued to non-employees for services during the first six months of 2007.

Other

Late in the first quarter of 2008 we began negotiations with third parties that ultimately culminated in a successful equity raise during the second quarter of 2008.  Specifically, IFT sold 4,000,000 shares of common stock for $2,000,000, or $0.50 per share. This transaction was agreed to on April 22, 2008 at which time the closing price of IFT’s common stock was $0.42 per share.  Pursuant to an agreement, the entire $2,000,000 was received by June 9, 2008.  In accordance with the accounting standards, since the agreement entitled the third party to purchase these shares of common stock over a period of time, the agreement was valued based on the fair value of the purchase option resulting in $999,000 of stock-based compensation expense.

No stock options were exercised during the first two quarters of 2008 and 2007.

500,000 options previously granted to a non-employee consultant expired during the second quarter of 2008.

Note 4 – Sales and Reacquisition of Stock

During the second quarter of 2008, we received cash proceeds of $2,050,000 for the sale of 4,100,000 shares of our common stock to accredited investors.  100,000 of these shares were sold to a Director of IFT.

During the first quarter of 2008, we received cash proceeds of $200,000 for the sale of 400,000 shares of our common stock to an accredited investor and Director of IFT.

During the second quarter of 2008, we purchased 500,000 shares of our common stock from one of our Directors for $250,000.  We have applied the cost method to account for this treasury stock transaction in our financial statements.

Note 5 – Blencathia Merger

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

Index

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

Note 6 – Adoption of New Accounting Standard

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

Note 7 – Note Payable to a Related Party

During the fourth quarter of 2007, we obtained an unsecured $500,000 loan from Harry F. Demetriou, a Director of IFT and the holder of over five (5%) percent of our common stock.  Pursuant to the terms of the loan, a promissory note was executed by IFT in favor of Mr. Demetriou in connection with the loan. Terms of the loan included interest to be accrued at a rate of 15% per year in arrears with principal and interest due and payable on January 1, 2009.  The loan was guaranteed by Rex Carr, a Director of IFT and the holder of over five (5%) percent of our common stock.  All IFT obligations related to this note were extinguished effective March 31, 2008 with the issuance of 1,000,000 restricted common shares of IFT stock to Mr. Demetriou.  During the first quarter of 2008, we recorded a non-operating income gain of $123,836 based on the shares being valued at $400,000 (based on a $0.40/share previous day closing price) and the extinguishment of $500,000 of principal balance and $28,836 of accrued interest related to the previously outstanding loan.  The non-operating income gain was reversed during the second quarter of 2008 due to Mr. Demetriou being considered a holder of economic interest in IFT in accordance with SFAS 123R.  The transaction is now treated as a capital contribution to IFT with no gain on the conversion recorded.

Index

Note 8 - Equity Commitment from a Related Party

On December 11, 2007, we obtained an investment commitment from Rex Carr, a Director of IFT and the holder of over five (5%) of IFT’s common stock, for up to $1,000,000 of equity purchases from time to time commencing after March 1, 2008.  As of June 30, 2008, $800,000 is available under this equity commitment.

Index

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

We have Stage 3 and Stage 4 activities underway with several potential customers in the rail, trucking and stationary power industries.  At the conclusion of these active trials and tests, we anticipate results that correlate closely with the positive, observed testing results obtained during 2006 and 2007.  We believe these validations by potential customers will provide additional support of the efficacy of our products in improving fuel economy, lowering maintenance expenses and lowering engine emissions.  We believe the successful demonstration of these product attributes, both in the laboratory and in real world field-testing, will lead to customer sales during the remainder of 2008.

Index

Results of Operations

Three and Six Months Ended June 30, 2008 Compared to the Three and Six Months Ended June 30, 2007

Revenues

Net revenue for the three months ended June 30, 2008 was $5,800, as compared to $22,910 for the three-month period ended June 30, 2007.  Sales revenue in the second quarters of 2008 and 2007 was due to sales to distribution partners and end-user customers.

Net revenue for the six months ended June 30, 2008 was $36,397, as compared to $34,782 for the six-month period ended June 30, 2007.  Sales revenue in the first two quarters of 2008 was due to sales to end-user customers, distribution partners and customers engaged in field trials, partially offset by a customer return of $6,375.  Sales revenue in the first two quarters of 2007 was due primarily to sales to distribution partners, end-user customers and customers who were engaged in field trials.

Sales revenue generated during the first six months of 2008 and 2007 was primarily generated from the sale of DiesoLIFTTM.

Operating Expenses

Total operating expense was $3,257,496 for the three months ended June 30, 2008, as compared to $570,722 for the three-month period ended June 30, 2007.  This $2,686,774 increase from the prior period was primarily attributable to an increase in stock-based compensation expense, partially offset by decreases in selling, general and administrative expense and depreciation and amortization expense.  These fluctuations are more fully described below.

Total operating expense was $3,978,501 for the six months ended June 30, 2008, as compared to $1,769,814 for the six-month period ended June 30, 2007.  This $2,208,687 increase from the prior period was primarily attributable to an increase in stock-based compensation expense, partially offset by decreases in selling, general and administrative expense and depreciation and amortization expense.  These fluctuations are more fully described below.

Cost of Operations (exclusive of depreciation and amortization)

Cost of operations (exclusive of depreciation and amortization) was $(417) for the three months ended June 30, 2008, as compared to $17,142 for the three-month period ended June 30, 2007.  This decrease corresponds to a decrease in revenues and a customer return, as explained above.

Cost of operations (exclusive of depreciation and amortization) was $27,818 for the six months ended June 30, 2008, as compared to $25,586 for the six-month period ended June 30, 2007.  This increase corresponds to an increase in revenues, as explained above.

Index

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2008 was $3,256,061 (including stock-based compensation of $2,750,938), as compared to $484,420 (including stock-based compensation of $(154,434)) for the three-month period ended June 30, 2007. This increase of $2,771,641 was primarily attributable to the following activities:

•
An increase in stock-based compensation expense ($2,905,372) primarily due to (1) the vesting and immediate expense recognition for options granted during the second quarter of  2008 relating to commercial and equity capital raise activities (approximately $2,600,000), (2) approximately $370,000 of expense reversed during the second quarter of 2007 related to options that became fully vested or were forfeited subsequent to the first quarter of 2007, partially offset by approximately $207,000 of expense recorded during the second quarter of 2007 related to the modification of option terms for previously granted options, and (3) an approximate $35,000 increase in expense due to the effect of our fluctuating stock price in relation to options granted to non-employees that are re-valued on a quarterly basis; and

•	a decrease in salary expense ($81,462) due to the effects of personnel changes versus the prior comparable period.

Selling, general and administrative expense for the six months ended June 30, 2008 was $3,946,702 (including stock-based compensation of $2,778,447), as compared to $1,572,615 (including stock-based compensation of $68,752) for the six-month period ended June 30, 2007. This increase of $2,374,087 was primarily attributable to the following activities:

•
an increase in stock-based compensation expense ($2,709,695) due to (1) the vesting and immediate expense recognition for options granted during the second quarter of  2008 relating to commercial and equity capital raise activities (approximately $2,600,000) and (2) approximately $370,000 of expense reversed during the second quarter of 2007 related to options that became fully vested or were forfeited subsequent to the first quarter of 2007, partially offset by approximately $207,000 of expense recorded during the second quarter of 2007 related to the modification of option terms;

•	a decrease in salary expense ($178,036) due to the effects of personnel changes versus the prior comparable period;
•	a decrease in professional service expense ($77,055), primarily due to a temporary scope reduction in external investor relations services and no employment recruitment expenses recorded during 2008;
•	a decrease in consulting expense ($39,690) due to a reduced scope in overseas consulting support versus the prior comparable period; and
•	a decrease in corporate travel expense ($25,312) due to less overseas travel versus the prior comparable period.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1,852 for the three months ended June 30, 2008, as compared to $69,160 for the three-month period ended June 30, 2007.  This decrease of $67,308 was primarily attributable to our intellectual property becoming fully amortized during the second quarter of 2007.

Depreciation and amortization expense was $3,981 for the six months ended June 30, 2008, as compared to $171,613 for the six-month period ended June 30, 2007.  This decrease of $167,632 was primarily attributable to our intellectual property becoming fully amortized during the second quarter of 2007.

Index

Interest (Expense) Income

Net interest (expense) income for the three months ended June 30, 2008 was $1,239, as compared to $11,704 for the three-month period ended June 30, 2007. The decrease in net interest (expense) income is primarily attributable to a lower amount of funds invested in securities, as investments were utilized to fund operations upon maturity.

Net interest (expense) income for the six months ended June 30, 2008 was $(17,153), as compared to $22,651 for the six-month period ended June 30, 2007. The decrease in net interest (expense) income is primarily attributable to a lower amount of funds invested in securities, as investments were utilized to fund operations upon maturity, and interest expense recorded related to debt issued in the fourth quarter of 2007, which was converted to equity effective March 31, 2008.

Other Non-operating Expense

Other non-operating expense for the three and six months ended June 30, 2008 was due to a first quarter 2008 gain recorded upon the conversion of debt to equity involving a transaction with Harry F. Demetriou, a Director of IFT and the holder of over five (5%) percent of our common stock.  This non-operating income gain was reversed during the second quarter of 2008 due to Mr. Demetriou being considered a holder of economic interest in IFT in accordance with the provisions of SFAS 123R.  The transaction is now treated as a capital contribution to IFT with no gain on the conversion recorded.

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

Net Loss

Net loss for the three months ended June 30, 2008 was a net loss of $3,374,293, as compared to a net loss of $536,108 for the three months ended June 30, 2007.  The increase in net loss was primarily due to an increase in stock-based compensation expense, partially offset by a decrease in salary expense and depreciation and amortization expense.  The basic and diluted net loss per common share for the three months ended June 30, 2008 and 2007 was $(0.04) and $(0.01), respectively.

Net loss for the six months ended June 30, 2008 was a net loss of $3,959,257, as compared to a net loss of $1,712,381 for the six months ended June 30, 2007.  The increase in net loss was primarily due to an increase in stock-based compensation expense, partially offset by decreases in salary expense, professional services expense, consulting expense, corporate travel expense and depreciation and amortization expense.  The basic and diluted net loss per common share for the six months ended June 30, 2008 and 2007 was $(0.05) and $(0.02), respectively.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP in the United States (“the GAAP hierarchy”).  SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The FASB has stated it does not expect SFAS 162 will result in a change in current practice.  We are evaluating the impact the adoption of SFAS 162 will have on our financial statements.

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

To test impairment, we use the market approach to determine the fair value of the Company.  Following this approach, the fair value of the business exceeded the carrying value of the business as of December 31, 2007.  As a result, no impairment of goodwill was recorded.  There have been no events that have occurred during the first two quarters of 2008 that would affect the carrying value of goodwill.

Deferred income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At June 30, 2008, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.

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

While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, as a result of a recent equity financing and an existing equity commitment (entered into with a Board member of IFT and significant shareholder), we have adequate cash and cash equivalents balances and commitments to fund operations through at least mid-2009.  As we will not likely be able to generate positive and sustainable operating cash flows by this time, we will need to raise additional capital to fund our future operations. Although management believes we will secure additional funding necessary to continue operations beyond mid-2009, if we are unable to secure this additional funding, we will need to significantly curtail operations.  Of the approximate $1.2 million of cash we project to need to fund operations for the remainder of 2008, $1,267,333 is available from cash and cash equivalents as of June 30, 2008 and another $800,000 is available under an equity commitment from a Director of IFT and a holder of over five (5%) of our common stock.  We intend to address future, potential cash resources shortfalls through placements of debt and/or equity financing.

Cash used in operating activities was $1,096,909 for the six months ended June 30, 2008, compared to $1,325,352 for the six months ended June 30, 2007.  The decrease in cash outflow from operating activities was primarily due a reduction in cash based expenses such as salary expense, professional services and corporate and consulting travel expenses.

Index

There was no cash provided by investing activities for the six months ended June 30, 2008, as compared to $934,975 of cash provided by investing activities for the six months ended June 30, 2007.  The decrease in cash provided by investing activities was primarily due to all outstanding short-term investments maturing during 2007, with the proceeds utilized to fund operations.

Cash provided by financing activities was $2,000,000 for the six months ended June 30, 2008.  No cash was provided by financing activities for the six months ended June 30, 2007.  This increase in financing cash flow was primarily due to cash proceeds of $250,000 obtained from the issuance of 500,000 restricted shares of our common stock to related party, accredited investors and cash proceeds of $2,000,000 for 4,000,000 shares of our common stock issued to accredited investors, partially offset by a treasury stock acquisition ($250,000 cash disbursement) related to the partial re-purchase of shares previously owned by a Director.

Net cash increased by $903,091 for the six months ended June 30, 2008, as compared to a decrease in net cash of $390,377 for the six months ended June 30, 2007.

Working capital at June 30, 2008 was $1,017,351, as compared to $162,342 at December 31, 2007.  This increase was primarily attributable to cash proceeds from the issuance of equity, partially offset by cash-based operating expenses incurred during the first six months of 2008.

During the six months ended June 30, 2008 and June 30, 2007, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

During the third quarter of 2007, all of our short-term investments in U.S. Treasury bonds matured.  We currently have no short-term investments in U.S. Treasury bonds.  Our previous investment balances were funded from proceeds received from our sale of equity securities during 2005.  Interest income earned on the investments for the three and six months ended June 30, 2007 was $11,704 and $22,651, respectively.  A one-percentage point change in the rate of interest earned during the first six months of 2007 would not have had a material impact on our financial statements.

As a result of proceeds received from our sale of equity securities during the second quarter of 2008, cash exceeding a minimum threshold is deposited into an overnight sweep account, generating interest income.  At times, such deposits may be in excess of insured limits.  Management believes that the financial institution holding our financial instruments is financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2008.  Disclosure controls and procedures are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures include some, but not all, components of our internal control over financial reporting.  Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2008 due to an existing material weakness in our internal control over financial reporting as discussed below.

Index

Change in Internal Control over Financial Reporting

In our annual report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 31, 2008, management identified a material weakness related to IFT’s limited accounting personnel with sufficient expertise, accounting knowledge and training in GAAP and financial reporting requirements. Specifically, IFT lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on at timely basis.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

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

During the fiscal quarter ended June 30, 2008, we were unable to further develop our financial statement closing and reporting practices to include additional levels of checks and balances in our procedures and a timely review.  The actions we plan to take are subject to continued management review supported by confirmation and testing, as well as audit committee oversight.

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

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2008, we issued 100,000 shares of our common stock in a private placement transaction to David B. Norris, a Director who qualifies as an accredited investor. The transaction was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

The private placement that occurred during the second quarter of 2008 did not involve underwriters or broker-dealers. Therefore, there were no underwriting discounts or commissions and we received full gross proceeds (if applicable) of the offering.

During the second quarter of 2008, we repurchased our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2008 – April 30, 2008	0	N/A	N/A	N/A
May 1, 2008 – May 31, 2008	0	N/A	N/A	N/A
June 1, 2008 – June 30, 2008	500,000 (1)	$0.50	0	N/A (2)

(1)	Shares were purchased in a privately negotiated transaction from a significant shareholder of IFT common stock and Director. The transaction was accounted for using the cost method for treasury stock.
(2)	Purchase not part of a publicly announced plan or program.

Item 5.  Other Information

(a)
On June 18, 2008, IFT purchased 500,000 shares of its common stock from Harry F. Demetriou, a Director of IFT who owns more than five percent (5%) of our common stock.  IFT paid Mr. Demetriou $0.50 per share for the common stock, for an aggregate purchase price of $250,000.  The repurchased shares have been treated as treasury stock.

(b)
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2008.

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By:	/s/ Jonathan R. Burst	Date: August 14, 2008
Jonathan R. Burst
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stuart D. Beath	Date: August 14, 2008
Stuart D. Beath
Chief Financial Officer
(Principal Financial Officer)