Form 10-Q
period 2008-09-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2008-11-12
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes      ☐  No     ☒

The number of shares outstanding of registrant's only class of stock as of November 12, 2008: Common stock, par value $0.01 per share – 89,911,326 shares outstanding, excluding 500,000 shares held in treasury

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS
	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$843,836	$364,242
Accounts receivable	56,911	62,463
Inventory	231,589	315,553
Prepaid expenses and other assets	22,201	20,793
Total Current Assets	1,154,537	763,051

Property and equipment
Machinery, equipment and office furniture	63,703	63,706
Accumulated depreciation	(50,777)	(44,820)
Net Property and Equipment	12,926	18,886

Goodwill	2,211,805	2,211,805

Total Assets	$3,379,268	$2,993,742

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$248,178	$215,671
Accrued compensation	22,268	29,901
Accrued interest payable	-	5,137
Other accrued expenses (Note 5)	350,000	350,000
Total Current Liabilities	620,446	600,709

Long-term liabilities
Note payable to related party (Note 7)	-	500,000
Total Long-term Liabilities	-	500,000

Total Liabilities	620,446	1,100,709

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value; 150,000,000 authorized, 90,411,326 and 84,861,326 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	904,114	848,614
Treasury stock, at cost, 500,000 and 0 shares, respectively (Note 4)	(395,000)	-
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	60,167,393	54,445,445
Accumulated deficit	(57,097,762)	(52,581,103)
Total Stockholders' Equity	2,758,822	1,893,033

Total Liabilities and Stockholders' Equity	$3,379,268	$2,993,742

See Notes to Financial Statements.

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Revenues	$76,451	$34,288	$112,848	$69,070

Operating expenses:
Cost of operations (exclusive of depreciation and amortization)	49,147	21,990	76,965	47,576
Selling, general and administrative expense (including stock based compensation expense) (Note 3)-	585,867	506,052	4,532,567	2,078,668
Depreciation and amortization	1,976	3,580	5,957	175,193
Total operating expenses	636,990	531,622	4,615,489	2,301,437

Net loss from operations	(560,539)	(497,334)	(4,502,641)	(2,232,367)

Interest income (expense), net	3,135	4,354	(14,018)	27,005

Net loss	$(557,404)	$(492,980)	$(4,516,659)	$(2,205,362)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.05)	$(0.03)

Weighted-average common shares outstanding	89,911,326	84,861,326	87,479,209	84,861,326

See Notes to Financial Statements.

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2008
(Unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2007	84,861,326	$848,614	$-	$(819,923)	$54,445,445	$(52,581,103)	$1,893,033
Proceeds from issuance of stock	4,500,000	45,000	-	-	2,205,000	-	2,250,000
Issuance of stock for converted debt (Note 7)	1,000,000	10,000	-	-	390,000	-	400,000
Extinguishment of note payable (Note 7)	-	-	-	-	123,836	-	123,836
Purchase of treasury stock (Note 4)	-	-	(395,000)	-	145,000	-	(250,000)
Issuance of stock for services	50,000	500	-	-	7,500	-	8,000
Expense relating to stock-based compensation (Note 3)	-	-	-	-	2,850,612	-	2,850,612
Net loss	-	-	-	-	-	(4,516,659)	(4,516,659)
Balance, September 30, 2008	90,411,326	$904,114	$(395,000)	$(819,923)	$60,167,393	$(57,097,762)	$2,758,822

See Notes to Financial Statements.

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,516,659)	$(2,205,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,957	175,193
Non-cash stock-based compensation	2,858,612	83,117
Bad debt provision	-	417
Change in assets and liabilities:
Accounts receivable	5,552	(4,126)
Inventory	83,964	75,773
Prepaid expenses and other assets	(1,408)	41,376
Accounts payable	32,510	57,682
Accrued interest payable	18,699	-
Accrued compensation	(7,633)	(16,047)
Net cash used in operating activities	(1,520,406)	(1,791,977)

Cash flows from investing activities:
Redemption of short-term investments	-	1,506,919
Acquisition of machinery and equipment	-	(817)
Net cash provided by investing activities	-	1,506,102

Cash flows from financing activities:
Proceeds from issuance of common stock	2,250,000	-
Purchase of treasury stock (Note 4)	(250,000)	-
Net cash provided by financing activities	2,000,000	-

Net increase (decrease) in cash and cash equivalents	479,594	(285,875)
Cash and cash equivalents, beginning of period	364,242	654,841
Cash and cash equivalents, end of period	$843,836	$368,966

See Notes to Financial Statements.

Index

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

International Fuel Technology, Inc. ("IFT") is a technology company that was incorporated under the laws of the State of Nevada on April 9, 1996.  We have developed a family of liquid fuel additive product formulations. These unique fuel blends have been created to improve fuel economy, enhance lubricity (reducing engine wear and tear), to lower harmful engine emissions and to provide increased fuel stability, while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuels.  We began transitioning from a development stage technology company to a commercial entity during 2002 and have been increasing our product marketing and sales efforts since.

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

Basic earnings per share are based upon the weighted-average number of common shares outstanding for the period.  Diluted earnings per share are based upon the weighted-average number of common shares and potentially dilutive common shares outstanding for the period.  Pursuant to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS 128”), no adjustment is made for diluted earnings per share purposes since we are reporting a net loss, and common stock equivalents would have an anti-dilutive effect.  As of September 30, 2008 and 2007, 27,008,226 and 16,614,226 shares, respectively, of common stock equivalents were excluded from the computation of diluted net loss per share since their effect would be anti-dilutive.

Note 2 - Ability to Continue as a Going Concern

Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report included with the financial statements filed with our 2007 annual report on Form 10-K, filed with the SEC on March 31, 2008, indicated a substantial doubt that IFT could continue as a going concern.  We have incurred significant losses since inception and currently have and previously from time to time have had limited funds with which to operate.  Management is in the process of executing a strategy based upon marketing technologies that offer enhanced engine performance and greater fuel economy along with pollution control benefits. We have several technologies in the commercialization phase and in development. We have received necessary regulatory and commercial acceptance for our products currently in the commercialization phase. During the first quarter of 2002, we began selling our products directly to the commercial marketplace. We expect to increase our direct sales to the marketplace, eventually generating a level of revenues sufficient to meet our cash flow and earnings requirements. However, it is possible that this may take a few years or may never occur. While management cannot make any assurance as to the accuracy of our projections of future capital needs, it is anticipated that a total of approximately $600,000 will be necessary to enable us to adequately fund our operations for the remainder of the 2008 fiscal year.  With a $2,000,000 equity funding completed during the second quarter of 2008, our current cash and cash equivalents balance plus our remaining committed funding of $800,000 (see Note 8) is sufficient to support operations at current planned levels through at least mid-2009.  We will continue to evaluate sources of additional funding through private placements of equity and/or debt securities with existing shareholders/investors of IFT, as well as other external sources. However, there is the possibility that these sales of equity may not happen at all or may end at some point in the future. If we are unable to secure this additional funding, we will need to significantly curtail operations.

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

The value of options and warrants issued to non-employees upon the date of issuance are expensed over the related service periods.  For non-employee options that are not subject to a performance criterion, we recompute the value of the unvested options each quarter-end and adjust the related compensation expense for the new value. That new value is based on various assumptions using end-of-quarter information.  For non-employee options subject to a performance criterion, of which we have 3,105,000 options outstanding, expense is recognized when it becomes probable that the performance criterion will be met.

Stock-based compensation expense recorded in the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Stock-based compensation to employees/Directors	$36,251	$(6,624)	$89,683	$(4,492)
Stock-based compensation to non-employees (1)	35,915	20,988	2,768,929	87,609
Total stock-based compensation expense	$72,166	$14,364	$2,858,612	$83,117

(1)	Includes compensation to Directors providing consulting services independent of their Directorship responsibilities.

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

No employee options were granted during the third quarter of 2008.

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

No options were granted to Directors for Directorship duties during the first three quarters of 2008 and 2007.

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

During the second quarter of 2008, 10,000,000 stock options were granted to a non-employee consultant for future marketing and distribution efforts and completion of an equity raise. 5,000,000 of these options vested during the second quarter of 2008, based on performance criteria being met. Accordingly, we recognized expense related to these options. Assumptions used to determine the average fair value of these options ($0.22 per option) included an expected term of 2 years, a volatility rate of 90% and a risk free interest rate of 2.63%.  2,500,000 of these options have a vesting schedule contingent upon performance criteria which has not yet occurred.  However, we recognized expense related to these options since no consulting service obligation was associated with these options and a related consulting agreement was executed in March 2008. Assumptions used to determine the average fair value of these options ($0.22 per option) included an expected term of approximately 3 years, a volatility rate of 88% and a risk free interest rate of 2.18%.  The remaining 2,500,000 options issued to this non-employee consultant also have a vesting schedule contingent upon performance criteria which has not yet occurred.  Therefore, expense will not be recognized until it becomes probable that the performance criterion will be met.

Index

During the second quarter of 2008, we also granted 375,000 stock options to other non-employee consultants. 175,000 of these options vested immediately upon grant date, triggering immediate expense recognition.  Assumptions used to determine the average fair value of these options (ranging between $0.21 and $0.39 per option) included expected terms of 5 years, volatility rates ranging between 118% and 120% and risk free interest rates ranging between 2.66% and 3.26%.

200,000 of these stock options were granted to a Director for consulting services independent of his Directorship responsibilities. 100,000 of these options vested immediately upon grant date, triggering immediate expense recognition. Assumptions used to determine the average fair value of these options ($0.39 per option) included an expected term of 5 years, a volatility rate of 118% and a risk free interest rate of 2.66%. The remaining 100,000 options vest over a 19.5-month period. The fair value of these options, which will be recomputed at each quarter-end as described above, will be expensed over the vesting period.

During the third quarter of 2008, 500,000 stock options were granted to a non-employee consultant for services.   100,000 of these options vested during the third quarter of 2008, based on performance criteria being met.  Accordingly, we recognized expense related to these options.  Assumptions used to determine the average fair value of these options ($0.26 per option) included an expected term of 2 years, a volatility rate of 99% and a risk free interest rate of 2.47%.  400,000 of these options have a vesting schedule contingent upon performance criteria which has not yet occurred.  Therefore, expense will not be recognized until it becomes probable that the performance criterion will be met.

No options were granted to non-employee consultants in the first three quarters of 2007.

No options were granted to Directors for consulting services independent of their Directorship responsibilities in the first and third quarters of 2008 or the first three quarters of 2007.

During the first quarter of 2008, we issued 50,000 shares of our common stock to non-employees for services that were valued at $8,000.  No shares of our common stock were sold or issued to non-employees for services during the first nine months of 2007.

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

No stock options were exercised during the first three quarters of 2008 and 2007.

500,000 options previously granted to a non-employee consultant expired during the second quarter of 2008.

Note 4 – Sales and Reacquisition of Stock

During the first quarter of 2008, we received cash proceeds of $200,000 for the sale of 400,000 shares of our common stock to an accredited investor and Director of IFT.

Index

During the second quarter of 2008, IFT received cash proceeds of $2,050,000 for the sale of 4,100,000 shares of common stock to accredited investors.  100,000 of these shares were sold to a Director of IFT.

During the second quarter of 2008, IFT purchased 500,000 shares of its common stock from one of its Directors for $250,000.  We have applied the cost method to account for this treasury stock transaction in our financial statements. Since the Director was considered a holder of economic interest in IFT in accordance with SFAS 123R, the transaction has been treated as a capital contribution to IFT with no gain on the conversion recorded.  Because the amount paid by IFT was less than the fair market value of the stock on the date of purchase (the closing price of our stock was $0.79 on June 18, 2008), the difference was recorded to additional paid-in capital.

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

Note 7 – Note Payable to a Related Party

During the fourth quarter of 2007, we obtained an unsecured $500,000 loan from Harry F. Demetriou, a Director of IFT and the holder of over 5% of our common stock.  Pursuant to the terms of the loan, a promissory note was executed by IFT in favor of Mr. Demetriou in connection with the loan. Terms of the loan included interest to be accrued at a rate of 15% per year in arrears with principal and interest due and payable on January 1, 2009.  The loan was guaranteed by Rex Carr, a Director of IFT and the holder of over 5% percent of our common stock.  All IFT obligations related to this note were extinguished effective March 31, 2008 with the issuance of 1,000,000 restricted common shares of IFT stock to Mr. Demetriou.  During the first quarter of 2008, we recorded a non-operating income gain of $123,836 based on the shares being valued at $400,000 (based on a $0.40/share previous day closing price) and the extinguishment of $500,000 of principal balance and $28,836 of accrued interest related to the previously outstanding loan.  The non-operating income gain was reversed during the second quarter of 2008 due to Mr. Demetriou being considered a holder of economic interest in IFT in accordance with SFAS 123R.  The transaction is now treated as a capital contribution to IFT with no gain on the conversion recorded.

Note 8 - Equity Commitment from a Related Party

On December 11, 2007, we obtained an investment commitment from Rex Carr, a Director of IFT and the holder of over 5% of IFT’s common stock, for up to $1,000,000 of equity purchases from time to time commencing after March 1, 2008.  As of September 30, 2008, $800,000 is available under this equity commitment.

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

We have Stage 3 and Stage 4 activities underway with several potential customers in the rail, trucking and stationary power industries.  At the conclusion of these active trials and tests, we anticipate results that correlate closely with the positive, observed testing results obtained during 2006 and 2007.  We believe these validations by potential customers will provide additional support of the efficacy of our products in improving fuel economy, lowering maintenance expenses and lowering engine emissions.  We believe the successful demonstration of these product attributes, both in the laboratory and in real world field-testing, will lead to increased customer sales during the fourth quarter of 2008 and in 2009.

Index

Results of Operations

Three and Nine Months Ended September 30, 2008 Compared to the Three and Nine Months Ended September 30, 2007

Revenues

Net revenue for the three months ended September 30, 2008 was $76,451, as compared to $34,288 for the three-month period ended September 30, 2007.  Sales revenue in the third quarters of 2008 and 2007 was due to sales to distribution partners and end-user customers.

Net revenue for the nine months ended September 30, 2008 was $112,848, as compared to $69,070 for the nine-month period ended September 30, 2007.  Sales revenue in the first three quarters of 2008 was due to sales to distribution partners, end-user customers and customers engaged in field trials, partially offset by a customer return of $6,375.  Sales revenue in the first three quarters of 2007 was due primarily to sales to distribution partners, end-user customers and customers who were engaged in field trials.

Sales revenue generated during the first nine months of 2008 and 2007 was primarily generated from the sale of DiesoLIFTTM.

Operating Expenses

Total operating expense was $636,990 for the three months ended September 30, 2008, as compared to $531,622 for the three-month period ended September 30, 2007.  This $105,368 increase from the prior period was primarily attributable to increases in stock-based compensation expense, cost of operations and other selling, general and administrative expense.  These fluctuations are more fully described below.

Total operating expense was $4,615,489 for the nine months ended September 30, 2008, as compared to $2,301,437 for the nine-month period ended September 30, 2007.  This $2,314,052 increase from the prior period was primarily attributable to increases in stock-based compensation expense, cost of operations and other selling, general and administrative expense, partially offset by a decrease in depreciation and amortization expense.  These fluctuations are more fully described below.

Cost of Operations (exclusive of depreciation and amortization)

Cost of operations (exclusive of depreciation and amortization) was $49,147 for the three months ended September 30, 2008, as compared to $21,990 for the three-month period ended September 30, 2007.  This increase corresponds to an increase in revenues, as explained above.

Cost of operations (exclusive of depreciation and amortization) was $76,965 for the nine months ended September 30, 2008, as compared to $47,576 for the nine-month period ended September 30, 2007.  This increase corresponds to an increase in revenues, as explained above.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2008 was $585,867 (including stock-based compensation of $72,166), as compared to $506,052 (including stock-based compensation of $14,364) for the three-month period ended September 30, 2007. This increase of $79,815 was primarily attributable to the following activities:

Index

•	an increase in stock-based compensation expense ($57,802) primarily due to expense recorded for options granted subsequent to the third quarter of 2007;
•	an increase in salary expense ($49,156) due to executive level salary increases during the third quarter of 2008; and
•	a decrease in legal fees ($11,508) and consulting fees ($8,634) due to less related involvement in the current quarter.

Selling, general and administrative expense for the nine months ended September 30, 2008 was $4,532,567 (including stock-based compensation of $2,858,612), as compared to $2,078,668 (including stock-based compensation of $83,117) for the nine-month period ended September 30, 2007. This increase of $2,453,899 was primarily attributable to the following activities:

•
an increase in stock-based compensation expense ($2,775,495) due to (1) the vesting and immediate expense recognition for options granted during the second quarter of 2008 relating to commercial and equity capital raise activities (approximately $2,600,000) and (2) approximately $370,000 of expense reversed during the second quarter of 2007 related to options forfeited prior to vesting, partially offset by approximately $207,000 of expense recorded during the second quarter of 2007 related to the modification of option terms;

•	an increase in research and development expense ($43,081) primarily due to increased bio-diesel testing performed in the current year;
•	a decrease in salary expense ($128,881) primarily due to the effects of personnel changes versus the prior comparable period;
•	a decrease in professional service expense ($79,481), primarily due to a temporary scope reduction in external investor relations services and no employment recruitment expenses recorded during 2008;
•	a decrease in consulting expense ($41,663) due to a reduced scope in overseas consulting support versus the prior comparable period; and
•	a decrease in corporate travel expense ($26,459) due to less overseas travel versus the prior comparable period.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1,976 for the three months ended September 30, 2008, as compared to $3,580 for the three-month period ended September 30, 2007.  This decrease of $1,604 was primarily attributable to property becoming fully depreciated.

Depreciation and amortization expense was $5,957 for the nine months ended September 30, 2008, as compared to $175,193 for the nine-month period ended September 30, 2007.  This decrease of $169,236 was primarily attributable to our intellectual property becoming fully amortized during the second quarter of 2007.

Interest Income (Expense)

Net interest income (expense) for the three months ended September 30, 2008 was $3,135, as compared to $4,354 for the three-month period ended September 30, 2007. The decrease in net interest income (expense) is primarily attributable to a lower interest rate yield despite a higher amount of invested funds subsequent to our second quarter 2008 equity raise.

Net interest income (expense) for the nine months ended September 30, 2008 was $(14,018), as compared to $27,005 for the nine-month period ended September 30, 2007. The decrease in net interest income (expense) is primarily attributable to interest expense recorded related to debt issued in the fourth quarter of 2007, which was converted to equity effective March 31, 2008, partially offset by interest income attributable to a higher amount of invested funds subsequent to our second quarter 2008 equity raise.

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

Net Loss

Net loss for the three months ended September 30, 2008 was a net loss of $557,404, as compared to a net loss of $492,980 for the three months ended September 30, 2007.  The increase in net loss was primarily due to increases in stock-based compensation expense and salary expense, partially offset by an increased sales margin due to increased sales.  The basic and diluted net loss per common share for the three months ended September 30, 2008 and 2007 was $(0.01), respectively.

Net loss for the nine months ended September 30, 2008 was a net loss of $4,516,659, as compared to a net loss of $2,205,362 for the nine months ended September 30, 2007.  The increase in net loss was primarily due to an increase in stock-based compensation expense and research and development expense, partially offset by decreases in salary expense, professional services expense, consulting expense, corporate travel expense and depreciation and amortization expense.  The basic and diluted net loss per common share for the nine months ended September 30, 2008 and 2007 was $(0.05) and $(0.03), respectively.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards ("SFAS") No. 141(revised 2007), Business Combinations, Applying the Acquisition Method (“SFAS 141R”), a revision of SFAS 141, Business Combinations. SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date. We do not expect the adoption of SFAS 141R will have a material impact on our financial statements.

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

During June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”), which is effective for fiscal years beginning after December 15, 2008.  EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities  (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). EITF 07-05 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133.  We are currently evaluating the impact the adoption of EITF 07-05 will have on our financial statements.

Index

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

To test impairment, we use the market approach to determine the fair value of the Company.  Following this approach, the fair value of the business exceeded the carrying value of the business as of December 31, 2007.  As a result, no impairment of goodwill was recorded.  There have been no events that have occurred during the first three quarters of 2008 that would affect the carrying value of goodwill.

Deferred income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At September 30, 2008, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.

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

While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, as a result of a recent equity financing and an existing equity commitment (entered into with a Board member of IFT and significant shareholder), we have adequate cash and cash equivalents balances and commitments to fund operations through at least mid-2009.  As we may not be able to generate positive and sustainable operating cash flows by this time, we may need to raise additional capital to fund our future operations. Although management believes we will secure additional funding necessary to continue operations beyond mid-2009, if we are unable to secure this additional funding, we will need to significantly curtail operations.  Of the approximate $600,000 we project necessary to fund operations for the remainder of 2008, $843,836 is available from cash and cash equivalents as of September 30, 2008 and another $800,000 is available under an equity commitment from a Director of IFT and a holder of over 5% of our common stock.  We intend to address future, potential cash resources shortfalls through placements of debt and/or equity financing.

Cash used in operating activities was $1,520,406 for the nine months ended September 30, 2008, compared to $1,791,977 for the nine months ended September 30, 2007.  The decrease in cash outflow from operating activities was primarily due a reduction in cash based expenses such as salary expense, professional services and corporate and consulting travel expenses.

There was no cash provided by investing activities for the nine months ended September 30, 2008, as compared to $1,506,102 of cash provided by investing activities for the nine months ended September 30, 2007.  The decrease in cash provided by investing activities was primarily due to all outstanding short-term investments maturing during 2007, with the proceeds utilized to fund operations.

Index

Cash provided by financing activities was $2,000,000 for the nine months ended September 30, 2008.  No cash was provided by financing activities for the nine months ended September 30, 2007.  This increase in financing cash flow was primarily due to cash proceeds obtained from the issuance of 500,000 restricted shares of our common stock to related party, accredited investors and 4,000,000 shares of our common stock to accredited investors, partially offset by a treasury stock acquisition ($250,000 cash disbursement) related to the partial re-purchase of shares previously owned by a Director.

Net cash increased by $479,594 for the nine months ended September 30, 2008, as compared to a decrease in net cash of $285,875 for the nine months ended September 30, 2007.

Working capital at September 30, 2008 was $534,091, as compared to $162,342 at December 31, 2007.  This increase was primarily attributable to cash proceeds from the issuance of equity, partially offset by cash-based operating expenses incurred during the first nine months of 2008.

During the nine months ended September 30, 2008 and September 30, 2007, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

During the third quarter of 2007, all of our short-term investments in U.S. Treasury bonds matured.  We currently have no short-term investments in U.S. Treasury bonds.  Our previous investment balances were funded from proceeds received from our sale of equity securities during 2005.  Interest income earned on the investments for the three and nine months ended September 30, 2007 was $4,354 and $27,005, respectively.  A one-percentage point change in the rate of interest earned during the first nine months of 2007 would not have had a material impact on our financial statements.

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

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2008.  Disclosure controls and procedures are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures include some, but not all, components of our internal control over financial reporting.  Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2008 due to an existing material weakness in our internal control over financial reporting as discussed below.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

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

During the fiscal quarter ended September 30, 2008, we were unable to further develop our financial statement closing and reporting practices to include additional levels of checks and balances in our procedures and a timely review.  The actions we plan to take are subject to continued management review supported by confirmation and testing, as well as audit committee oversight.

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

Index

Item 5.  Other Information

(a)	Not applicable.

(b)
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2008.

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By:	/s/ Jonathan R. Burst	Date: November 12, 2008
Jonathan R. Burst
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stuart D. Beath	Date: November 12, 2008
Stuart D. Beath
Chief Financial Officer
(Principal Financial Officer)