Form 10-K
period 2008-12-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2009-03-31
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-25367

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0357508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7777 Bonhomme Avenue, Suite 1920 St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (314) 727-3333

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $38,520,198.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  101,692,284 as of March 24, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTERNATIONAL FUEL TECHNOLOGY, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2008

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

For information regarding revenues from external customers attributed to our domestic operations and to all foreign countries, see Note 1 to our financial statements for the fiscal year ended December 31, 2008.

At December 31, 2008, we had five full-time employees. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that our employee relations are good.

We are a technology company that has developed a range of liquid fuel additive products that improve the combustion characteristics of petroleum-based fuels and renewable liquid fuels. This provides significant benefits including improvement in fuel economy, clean up and prevention of fuel system deposits and a reduction in harmful emissions. Unlike traditional petroleum-based fuel additives, all of our products are derived from environmentally-friendly detergent surfactants.  These surfactants decrease the energy required to create new surfaces at liquid-air, liquid-water and liquid-solid (pipe wall) interfaces, which in turn create the beneficial effects of our technology.  The surfactant products are manufactured by Air Products, Inc. and Multisol France (see “Manufacturing Partners”), pursuant to manufacturing and supply agreements.

We have developed additive products for diesel, pure bio-diesel, bio-diesel fuel blends, gasoline and kerosene (heating oil) fuels.  The process of blending our products with fuel is easily accomplished through a variety of blending mechanisms, including automatic direct injection and manual splash blending.  The surfactant base of our technology and products is unlike other conventional fuel additive technologies.  Because of the unique character of surfactant molecules, our formulations provide an effective coating of the fuel system, increasing lubricity (reducing engine wear and tear), while the detergent character of the molecules prevents deposit formation on fuel injectors. In addition, the dispersal of the surfactant molecules throughout the fuel results in greater fuel atomization through engine fuel injectors, increasing combustion efficiency, improved fuel economy and emissions reduction.

Our additive products are easily blended into motor fuels, or combined with base motor fuels plus other fuel formulations, including bio-diesel, synthetic diesel, ethanol and urea/water, creating environmentally-friendly finished fuel blends. The resulting fuel blends improve fuel economy, enhance fuel system lubricity and reduce harmful engine emissions, while decreasing usage of petroleum-based fuels through the combination of our products with the alternative and renewable fuels. With the increasing pressure from public and private efforts around the world to reduce the level of harmful engine emissions, combined with the uncertain cost of base fuel, we believe our technology is poised to become one of the leading fuel performance enhancement technologies available to facilitate the worldwide effort to address these issues.

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

TECHNOLOGY

Our surfactant-based additive formulations are composed of a complex mixture of chemical molecules which, when blended into petroleum distillates, lower the base fuel’s overall surface tension. This allows for improved atomization of the fuel in the induction and combustion chambers, resulting in a more complete and efficient burn, improving fuel economy and reducing harmful emissions. Due to their inherent lubricity, detergency and emulsification properties, our additives also (i) substantially increase fuel lubricity; (ii) eliminate phase separation when combining petroleum-based fuels with oxygenates, such as ethanol; (iii) act as a detergent in the fuel delivery system and significantly reduce deposits on fuel injector heads; and (iv) co-solve normal amounts of free water in the system.

Once the additive is blended with a base fuel, the blend forms into and remains a stable solution. No additional mixing or agitation is required for the fuel blend to remain perfectly mixed.

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

•      Lubricity: The introduction of our additive technology increases the lubricity of the fuel.  In addition, the additive will adsorb to the sides of the engine fuel system. This has the effect of coating the fuel system and reducing the friction created as the fuel flows through it.

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

Research and development costs are expensed as incurred.  Research and development expense paid to external vendors for 2008, 2007 and 2006 was $131,974, $138,247, and $530,110, respectively.

INTELLECTUAL PROPERTY

We have filed three patents resulting in five national applications pertaining to different uses of our proprietary technology relating to our fuel additives and fuel blends.

A patent application covering the chemical formulations for the additives DiesoLIFT™, GasoLIFT™ and KeroLIFT™ has been filed and is pending.  We have also filed an international patent application, under the Patent Cooperation Treaty, covering our technology in many countries.  In addition, we and Tomah Products, Inc. (“Tomah”), an Air Products, Inc. subsidiary (see “Manufacturing Partners”), have filed a joint patent pertaining to urea/water technology. These patent applications protect our technology in many countries.

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

PRODUCTS

We have introduced three trademarked product brands that are being marketed around the world: DiesoLIFT™, GasoLIFT™, and KeroLIFT™.

DiesoLIFT™ 10  DiesoLIFT™ 10 is IFT’s proprietary fuel enhancing technology for use with diesel fuel and bio-diesel fuel blends.  DiesoLIFT™ 10 has been scientifically proven to increase fuel economy and fuel lubricity while reducing harmful fuel emissions.

DiesoLIFT™ BD-3  DiesoLIFT™ BD-3 is a unique formulation developed for the stabilization of bio-diesel bases of various origins and corresponding bio-diesel fuel blends (B5, B-10, B-20, etc.). DiesoLIFT™ BD-3 provides protection against premature and developing oxidation and can be utilized for storage stability and deposit control.

DiesoLIFT™ EM-1  DiesoLIFT™  EM-1 is engineered to deliver the same improved lubricity, co-solvency of water, cleaning of fuel systems, improved fuel economy and environmental benefits of DiesoLIFT™ 10.  However, DiesoLIFT™ EM-1 also provides oxidation stability and deposit control benefits to bio-diesel and bio-diesel fuel blends.

GasoLIFT™ GasoLIFT™ is the range of products specifically designed to apply our fuel enhancing technology to gasoline motor fuel and engines. Use of GasoLIFT™ provides similar benefits to gasoline engines as DiesoLIFT™  10 provides to diesel engines.

KeroLIFT™ KeroLIFT™ has been specifically formulated to bring added benefits to heating oils, kerosene fuel systems and oil burners for all oil-fired equipment applications. KeroLIFTTM has a positive effect on the environment by reducing harmful emissions and “green house” gases, and by eliminating smoke.

MANUFACTURING PARTNERS

In 2001, we signed a manufacturing agreement with Tomah, a specialty chemical manufacturer.  The agreement allows us to consider sourcing the supply of our products from others, but allows Tomah the right of first refusal to meet the terms of other supplier proposals.   If Tomah elects not to meet the third party terms, we then have the right to contract with the third party for the manufacture and supply of our products.  The agreement covers existing and to-be-developed fuel performance enhancement additive products utilizing our technology. The agreement also provides for Tomah and us to cooperate and work together to optimize the effectiveness of and reduce the manufacturing and supply costs of the additive product formulations, as well as collaborate on product research and development activities.  The agreement has a 15-year term.

Tomah, headquartered in Milton, Wisconsin, with production facilities in both Wisconsin and Louisiana, was purchased by Air Products, Inc., a worldwide manufacturer and supplier of chemical, industrial gases and other industrial products, in 2005.  Tomah specializes in the manufacturing of specialty chemicals with an emphasis on industrial surfactants. Tomah manufactures products for a variety of industries, including fuel additives, mining and industrial and institutional cleaning.  Tomah markets and distributes its products to companies around the world. Originally founded in 1967, Tomah was acquired by Exxon in 1984 and operated as a division of Exxon Chemical until 1994, when it was spun off in a management buyout. Tomah excels at custom manufacturing and in developing products designed to meet specific needs. We chose Tomah as our manufacturing and supply partner because of its manufacturing capabilities, rapid response times, service level, industry contacts and technical expertise.  We believe our relationship with Tomah and Air Products, Inc. to be excellent.

In addition, in July 2008 we signed a manufacturing agreement and a marketing and distribution agreement with Multisol France. Multisol France is part of the Multisol Group, a prominent international chemical, additives and lubricants manufacturer and distributor with operations in Europe, the Middle East and Africa. The manufacturing agreement covers existing and to-be-developed fuel performance enhancement additive products utilizing our technology. The agreement also provides for Multisol and us to cooperate and work together to optimize the effectiveness of and reduce the manufacturing and supply costs of the additive product formulations, as well as collaborate on product research and development activities. Either party may terminate the manufacturing agreement by providing the other party advance notice at least 180 days before desired termination date. The manufacturing agreement has a 15-year term.  The marketing and distribution agreement has a term ending December 31, 2012 and can be terminated by either party with cause after providing at least 90 days notice of termination.

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

Because the efforts to reduce harmful engine emissions are so widespread throughout the world, the market for competitive alternatives to existing solutions is relatively robust.  In general, these efforts can be placed into four categories:

•	Fuel blends (including bio-diesel, water and ethanol);
•	Additive technologies (catalysts such as metallic or precious metal additives);
•	Alternative fuels (compressed natural gas, bio-diesel, and others); and
•	After-market systems (catalytic converters).

As a result of the pursuit, primarily by governments around the world, to mandate cleaner fuels and less dependence on hydrocarbon-based fuels through all the disparate efforts currently underway, we believe no one competitor or technology will come to dominate world market demand for additive technology.  Rather, we believe a combination of technologies that maximizes individual product and technology strengths, limits their weaknesses, and delivers the highest cost/value relationship will be used.

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

We believe an expeditious means of achieving product awareness and market acceptance is through field engagements with strategic commercial users of motor fuels. We are always seeking companies recognized as leaders in their industry to try our products in a field trial setting.  Formal trials have been completed with several such companies and the efficacy of our technology has been validated.  Additional field trials are currently underway, or have been committed to, which upon completion should lead to additional commercial opportunities.

During the first quarter of 2009, we received a purchase order from Vision Oil Services Ltd for the sale of 600 metric tons of DiesoLIFT™ 10 at a price of 6,000 Euros (approximately $7,600) per metric ton.  We received cash proceeds of approximately $2.9 million in February 2009, net of the related selling expenses, for this purchase order. We will recognize gross revenues of approximately $4.5 million after all of the DiesoLIFT™ 10 has been delivered, which we expect to occur in 2009.

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

Since our inception we have incurred significant net losses.  We reported net losses of $5,063,768 and $2,722,725 for the twelve months ended December 31, 2008 and December 31, 2007, respectively. Our accumulated deficit as of December 31, 2008 was $57,644,871.  We expect to continue to incur net losses in the near to mid-term future. The magnitude of these losses will depend, in large part, on our ability to realize product sales revenue from the marketing and sale of our products.  To date, we have not had any material operating revenue from the sale of our products and there can be no assurance we will be able generate material revenues. Our ability to generate revenues will be dependent upon, among other things, being able to; (1) overcome negative connotations on the part of industrial fuel consumers regarding fuel additives in general; (2) convince potential customers of the efficacy and economic and environmental benefits of our products; and (3) generate the acceptance of our technology and products by potential customers and thereby create the opportunity to sell our products at a sufficient profit margin. Because we do not yet have a material, recurring revenue stream resulting from the sale of our products, there can be no assurance that we will be successful in these efforts.  Should we achieve profitability, there is no assurance we can maintain, or increase, our level of profitability in the future.

We have only a limited product sales history upon which to base any projection of the likelihood we will prove successful; therefore, we may not achieve profitable operations, or even generate meaningful operating revenues.

Our fuel performance enhancing technology is a relatively new approach to increasing fuel performance in internal combustion engines and, therefore, may never prove commercially viable on a wide-scale basis. It is possible that we may not be able to reproduce, on a sustainable basis, the preliminary performance results achieved in certain of our research and development and field trial efforts.

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

During the first quarter of 2009, we issued 8,650,000 restricted common shares (including 4,325,000 attachable warrants), receiving cash proceeds of $2,162,500.  Including these first quarter 2009 equity raise activities, the prepaid receipt of approximately $2,900,000, net of selling expenses related to a February 2009 sales order and a remaining $800,000 equity commitment from one of our Directors, we believe we have sufficient funds available to provide resources for our operations through at least 2009 and well beyond.  However, failure to achieve significant, sustained sales and revenues by the end of this period will require us to obtain additional financing.  Our budget for the next twelve months emphasizes continued field and laboratory testing and customer support marketing of our products.   Cash requirements during the next twelve-month period are expected to average approximately $180,000 per month, plus approximately $1,400,000 to fulfill the prepaid sales order discussed above.  In addition, unexpected changes may occur in our current operations that could exhaust available cash resources sooner than anticipated. If anticipated product sales do not materialize, or are significantly less than anticipated, we may need to raise additional funds to continue operations. If this future financing is not available, our business may fail. We currently have no other firm commitments from third parties to provide any additional financing. Consequently, we cannot assure investors that additional financing, if necessary, will be available to us on acceptable terms, or at all.

Global economic conditions have created turmoil in the credit and general industrial markets that could have a significant adverse impact on our operations.

Current U.S. and worldwide economic conditions have resulted in an extraordinary tightening of credit markets coupled with higher interest rates, particularly since the bankruptcy of Lehman Brothers in the third quarter of 2008.  These economic conditions have been characterized in news reports as a global economic crisis that has been marked by dramatic shifts in market conditions and government responses, and have resulted in unprecedented intervention in financial institutions and markets by governments throughout the world.  The current adverse conditions have spread to markets other than the financial and credit markets, including the industrial and labor markets.

Our financial performance depends on varying conditions in the markets we are trying to penetrate, particularly the general industrial markets.  Demand in these markets fluctuates in response to overall economic conditions.  The weakened economy may result in decreased demand for our products, and the current economic uncertainties may cause our customers or prospective customers to continue to defer or reduce spending on the products we provide, which could reduce future earnings and cash flow.

Furthermore, the current recession (or depression) may cause some of our customers or vendors to reduce or discontinue operations, which may adversely affect our operations.  If, as a result of adverse economic conditions, any of our customers enter bankruptcy or liquidate their operations, our revenues and accounts receivable could be materially adversely affected.

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

As we currently purchase all of our product supply requirements from outside sources and have no in-house product manufacturing capability, any business complications arising with either our suppliers or with our suppliers relationship could create adverse consequences with our product supply chain.

We currently contract with outside specialty chemical manufacturing companies for the production and supply of 100% of our product needs.  We have no in-house product manufacturing capability and, therefore, are exposed to potential product supply disruptions caused by adverse business circumstances with our suppliers (for example, raw material shortages, plant breakdowns and other adverse circumstances affecting the supply of our products from suppliers).  There can be no assurances that, in the event of a supply disruption, we would be able to quickly contract with another manufacturer for the continued supply of our products.  We, therefore, could be without adequate supply of our products and could lose sales for an extended period of time as a result.

There is a risk that one or more of the raw material suppliers currently supplying raw materials to our contract manufacturer could stop making a building block raw material necessary for production of our product and, therefore, cause a supply shortage until substitution raw materials could be identified and located.

If the supplier were no longer able to obtain building block raw materials necessary for production of our product, suitable substitutes would have to be identified and obtained.  There can be no assurances that, in the event of a raw material supply disruption, our manufacturers would be able to quickly identify and obtain a suitable substitute component and, therefore, we could be without product inventory and could lose sales for an extended period of time.

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

We maintain our administrative offices at 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105.  On January 1, 2002, we entered into a five-year lease agreement for office space and administrative services of $4,249 per month for approximately 2,100 square feet.   On July 21, 2006, this lease agreement was extended an additional five years through December 31, 2011.  The new base rent beginning January 1, 2008 is $3,819 per month and increases annually.

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

In December 2005, a former employee of IFT and a former consultant to IFT filed a joint lawsuit against us and certain of our Directors in the St. Louis County, Missouri Circuit Court. The relief sought by the plaintiffs included payment of compensation up to $120,000 per year under the former employee’s Employment Agreement, issuance of up to 5,025,921 shares of IFT stock under a Share Purchase Agreement entered into between each plaintiff and IFT in April 2001, and release from the plaintiffs’ non-competition obligations. The plaintiffs also alleged they were harmed by certain misrepresentations of IFT and were seeking an undetermined amount of damages for such alleged misrepresentations.  We filed counter-claims against the plaintiffs, seeking monetary damages and enforcement of the plaintiffs’ non-competition obligations. During the second quarter of 2007, this case was dismissed by the Missouri Circuit Court with no compensation paid to any party.  In June 2008, the plaintiffs re-filed their lawsuit and we re-filed our counter-claims.  The plaintiffs have again failed to appear for depositions and to permit discovery and we are in the process of re-filing our motion to dismiss, this time with prejudice.  The case is pending.  We continue to believe the plaintiffs’ claims have no merit.

On July 31, 2006, we received notice from the American Arbitration Association ("AAA") of a Demand for Arbitration dated July 27, 2006 received by the AAA naming IFT as Respondent and TPG Capital Partners (“TPG”), the prior Blencathia Acquisition Corporation (“Blencathia”) owner, as the Claimant.  The arbitration had been requested by TPG to resolve an alleged aggregate proceeds shortfall from the sale of IFT securities issued in the Blencathia merger.  TPG has claimed they sold some or all of the 312,000 shares and the sales have not generated at least $500,000 of proceeds, as guaranteed in the merger documents.

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and IFT participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter.  Informal discussions are ongoing.  It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on IFT.

On October 2, 2008, Giant Trading, Inc., Dion Friedland, Magnum Select Fund, Ltd., Magnum Growth Fund, Brett Friedland, Lara and Andrew Block, Cherise Metz and Charles Stride filed a lawsuit against us and certain of our Directors (Messrs. Burst, Carr and Demetriou) in the United States District Court, Southern District of Florida.  On February 3, 2009, Mr. Demetriou was dismissed without prejudice from the lawsuit because he was not served with process within the statutory period.  The lawsuit alleges federal securities fraud violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against all defendants, and violations of Section 20(a) of the Securities Act of 1933 against the individual defendants. The plaintiffs are seeking a judgment for damages of $5 million, interest, costs, and for such other relief the Court deems just and proper. We have filed for a change a venue to St. Louis, Missouri, which is currently pending. We do not believe the lawsuit has any merit and will vigorously defend our position.

On February 6, 2009 we filed an action against Fuel Technologies Ltd, Mega Connections, Ltd., FT Marketing Ltd, and the AAA, Cause No. 09SL-CC00550, in the Circuit Court of the County of St. Louis, Missouri.  In this action, IFT sought injunctive relief requiring the Defendants to litigate the claims asserted before the AAA in the Circuit Court of St. Louis County, Missouri.  On or about February 17, 2009 the Court entered an Order transferring these claims out of arbitration and into the Circuit Court of the County of St. Louis.  The claims initially filed before the AAA, but removed to the Circuit Court by IFT, is that IFT breached various marketing and distribution agreements by misrepresenting the state of IFT’s product development.  The case is in its earliest stages, no discovery has been undertaken to-date and we are unable to predict any outcome.  IFT believes it has meritorious defenses and intends to vigorously defend this action.

Item 4.	Submission of Matters to a Vote of Security Holders

On December 10, 2008, our annual meeting of stockholders was held in St. Louis, Missouri. At this meeting the following Directors were elected to the Board of Directors: Jonathan R. Burst, Rex Carr, David B. Norris, Harry F. Demetriou and Gary Kirk.  All Directors will serve on our Board of Directors until the next annual meeting of stockholders or their resignation from the Board of Directors.  A summary of the vote for Directors follows:

DIRECTOR	FOR	WITHHELD

Jonathan R. Burst	71,835,870	3,244,613
Rex Carr	71,850,820	3,229,663
David B. Norris	72,223,660	2,856,823
Harry F. Demetriou	71,952,370	3,128,113
Gary Kirk	71,952,060	3,128,423

The stockholders also voted to ratify the appointment of our independent registered public accounting firm, BDO Seidman, LLP.  72,096,620 shares, being more than a majority of our outstanding stock, were voted in favor of the ratification, 2,957,063 shares were voted against the ratification, and 26,800 shares abstained from the vote regarding ratification of the appointment of BDO Seidman, LLP as our independent registered public accounting firm for 2008.  No broker non-votes were received for the vote on our Directors or ratification of our independent registered public accounting firm.

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

	2008		2007
	High	Low	High	Low

First quarter	$0.45	$0.16	$0.61	$0.36
Second quarter	$0.89	$0.37	$0.57	$0.27
Third quarter	$0.72	$0.33	$0.57	$0.28
Fourth quarter	$0.43	$0.17	$0.35	$0.16

As of the close of business on March 24, 2009, the last reported sales price per share of our common stock was $0.32.  As of March 24, 2009, we estimate there were 1,477 record holders of our common stock.  Such number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include such bank, brokerage houses and clearing companies.

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

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
International Fuel Technology, Inc.	$100.00	$492.31	$505.13	$130.77	$41.03	$56.41
Russell 2000 Index	$100.00	$117.00	$120.88	$141.43	$137.55	$89.68
S&P 600 Small Cap Index	$100.00	$121.59	$129.68	$147.93	$146.12	$99.38

The above graph compares the performance of our stock from December 31, 2003 through December 31, 2008 against the performance of the Russell 2000 Index and the S&P 600 Small Cap Index for the same period. Historical stock price performance is not necessarily indicative of future stock price performance.  The graph assumes an investment of $100 on December 31, 2003 in our common stock (at the last reported sale price on such date), the Russell 2000 Index and the S&P 600 Small Cap Index and assumes the reinvestment of any dividends.

Item 6	Selected Financial Data

The following tables set forth certain information concerning the statements of operations and balance sheets of IFT and should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

Selected Statement of Operations Data (Dollars in Thousands, Except Loss Per Share)

	Fiscal Year Ended December 31,
	2008	2007	2006	2005	2004
Revenues	$149	$133	$235	$563	$24
Operating expenses	$5,200	$2,885	$5,639	$5,924	$4,543
Net loss	$(5,064)	$(2,723)	$(5,243)	$(5,330)	$(4,519)
Basic and diluted net loss per common share	$(0.06)	$(0.03)	$(0.06)	$(0.06)	$(0.06)
Weighted-average shares	91,623,385	88,255,780	87,896,204	84,161,298	77,907,412

Effective February 4, 2009, IFT declared a 1 restricted share for every 25 common shares owned dividend.  The weighted-average shares and loss per share presented above have been adjusted to reflect this stock dividend.

Selected Balance Sheet Data (in Thousands)

	Fiscal Year Ended December 31,
	2008	2007	2006	2005	2004
Cash and cash equivalents	$299	$364	$655	$3,382	$530
Short-term investments	$-	$-	$1,507	$2,481	$-
Total assets	$2,857	$2,994	$5,090	$8,851	$3,819
Long-term debt	$-	$500	$-	$-	$-

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Commercial Update

Our commercial goal continues to be the bulk sale (by the ton) of DiesoLIFT™ 10 and DiesoLIFT™ BD-3 to major end-users of diesel fuel and bio-diesel fuel blends, including: railroads; stationary power generation operators; centrally-fueled truck/bus fleets; and marine vessel operators.  Our primary strategy to achieve this goal is to outsource marketing and distribution by partnering with prominent fuel additive distribution companies and oil companies with existing customers and distribution channels.

IFT has emerged from the research and development phase and is in the early stages of commercializing its technology. Through distribution partners, IFT has clients that are purchasing and using DiesoLIFT™ 10 and DiesoLIFT™ BD-3.  IFT products are marketed to end-users either relabeled or under IFT brand names.

Libya Oil Holdings Limited

On June 9, 2008, we entered into a Memorandum of Understanding ("MOU") with Libya Oil Holdings Limited, Tamoil, Libya Africa Investment Portfolio and Vision Oil Services Ltd (collectively referred to as "LOH"). Pursuant to the terms of the MOU, LOH will market and distribute a new premium diesel product utilizing our  DiesoLIFT™ 10 proprietary fuel additive formulation (the "Product") to its network of retail petrol stations in Europe and Africa.  In conjunction with the agreement, LOH also purchased 4,160,000 restricted shares of our common stock for an aggregate purchase price of $2,000,000.

LOH is an integrated oil company involved in the shipping, trading, refining, marketing and sale of crude oil and refined petroleum products. LOH also operates thousands of retail petrol stations in Africa and in Europe through Tamoil. Vision Oil Services Ltd is the exclusive distribution partner for sales of IFT’s products to Libya Oil Holdings Limited and Tamoil, which are affiliated with Vision Oil Services Ltd.

On February 26, 2009, we received the first purchase order pursuant to the MOU. IFT will sell 600 metric tons of DiesoLIFT™ 10 at a price of 6,000 Euros (approximately $7,600) per metric ton to Vision Oil Services Ltd.  We received cash proceeds of approximately $2.9 million in February 2009, net of the related selling expenses, for this purchase order. We will recognize gross revenues of approximately $4.5 million after all of the DiesoLIFT™ 10 has been delivered, which we expect to occur in 2009.

We hope the success of LOH’s new premium diesel product will prompt other oil companies to follow LOH’s lead in making a meaningful commitment to improving the environment by offering fuel savings and emissions reducing diesel fuel additized with DiesoLIFT™ 10.

Railroads

IFT has been working with The Association of Train Operating Companies in the U.K. (“ATOC”) since 2005. Three rounds of extensive laboratory testing and two supporting field trials have provided clear evidence that use of DiesoLIFT™ 10 generates a significant fuel savings and economic benefit. Two ATOC rail operator members ran field trials during 2008 and achieved positive results.  A final phase of expanded field trials is currently in progress with one ATOC member, which if successful, should result in major sales of DiesoLIFT™ 10 to the ATOC system.

Success with the ATOC tests and trials has also furthered IFT’s progress with rail opportunities in India, Brazil and Peru.  IFT believes that success with current rail opportunities will lead to additional rail opportunities in Europe and the U.S.

Distribution Partners

•
Vision Oil Services Ltd (“VOS”): We signed a distribution agreement with VOS in June 2008 providing VOS with exclusive distribution rights to market and sell IFT’s products to LOH and to the continent of Africa and Jordan. VOS has purchased 600 metric tons of DiesoLIFT™ 10 (see above).

•
Caldic U.K. (“Caldic”): We signed a marketing and distribution agreement with Caldic in May 2008 providing Caldic with distribution rights to IFT’s products in the U.K. Caldic has introduced our products to numerous end-user customers and is currently in the process of running field trials with selected end-users.

•
Multisol France (“Multisol”): We signed a manufacturing, marketing and distribution agreement with Multisol in July 2008 providing Multisol with distribution rights to market and sell IFT’s products in France, Spain, Portugal and Belgium. Multisol is selling our additive formulations to numerous accounts, including prominent fuel additive companies who are re-packaging the formulations for resale into retail markets.

•
Nordmann Rassmann (“Nordmann”): We signed a marketing and distribution agreement with Nordmann in August 2008 providing Nordmann with the right to market and sell IFT’s products in Germany, Austria, Switzerland, Sweden, Norway, Finland, Denmark, Poland, The Czech Republic, Slovakia, Slovenia, Hungary, Serbia, Romania and Bulgaria. Nordmann has introduced our products to numerous customers and made its first sale of DiesoLIFT™ BD-3 in March 2009.

•
Nulon India (“Nulon”): We signed a marketing and distribution with Nulon in March 2007 providing Nulon with the right to market and sell IFT’s products in India. Nulon has conducted numerous field trials with DiesoLIFT™ 10, realizing positive results.  We expect Nulon to begin generating revenues from the sale of our products in 2009.

•
Tide Water Oil Co. India Ltd (“Tidewater”): Headquartered in India, Tidewater is a prominent manufacturer and distributor of additives and lubricants to the automotive and industrial markets.  Tidewater intends to re-package DiesoLIFT™ 10 and sell into these targeted markets in India: power generation set users; tractor operators; the agricultural industry; and retail distribution markets.

DiesoLIFT™ BD-3

Extensive research, development, product validation testing and no-harm testing has been completed. DiesoLIFT™ BD-3 has clearly demonstrated that it is a top performing technology in the market. The product has already been approved for use by a number of bio-diesel producers around the world. IFT distribution partners have begun to market and sell the product in their respective territories. In addition, one of the largest chemical companies in the world has completed in-house testing and evaluation of DiesoLIFT™ BD-3. Discussions have commenced regarding a partnership agreement affording this company distribution rights to market and sell DiesoLIFT™ BD-3 to accounts all over the world.

U.S. Road Transport

Multiple fleets with over the road tractors and fleets of heavy-duty equipment have been using DiesoLIFT™ 10 for many years. Average fuel economy gains have exceeded 5%.

Other Opportunities

Efforts to improve the performance of IFT fuel additive formulations are ongoing. IFT has partnered with prominent independent test laboratories, chemical companies, fuel additive distribution companies and oil companies to further the development of and enhance the performance of its products on a stand-alone basis, or as part of a fuel additive package. For example, a world-renowned oil company has extensively tested and evaluated IFT technology and is currently contemplating using IFT technology as part of an additive package to be used with the diesel fuel supplied to its retail stations and commercial accounts.

Summary

IFT has two of the top performing fuel additive technologies in the world today, DiesoLIFT™ 10 and DiesoLIFT™ BD-3, that target markets where consumption is massive and growing and environmental concerns and pressures to reduce harmful emissions are real. The time consuming process of tests and trials has generated real commercial opportunities, which should begin to produce meaningful revenues to IFT in 2009. The energy priorities of the incoming President Obama Administration should enhance the commercial opportunities for IFT’s proprietary fuel additive technologies.

Results of Operations

Comparison of the Twelve Months Ended December 31, 2008 and the Twelve Months Ended December 31, 2007

Revenues

Net revenue for the twelve months ended December 31, 2008 was $149,480, as compared to $133,420 for the twelve-month period ended December 31, 2007.  This increase in net revenue was primarily due to increased sales volume from our distributor network ($19,757), partially offset by decreased sales volume to end-user customers ($3,697).  Sales revenue for 2008 was split between sales to our distributor network (54% of sales revenue) and end-user customers (46% of sales revenue).

Sales revenue generated during 2008 and 2007 resulted primarily from the sale of DiesoLIFT™ 10.

Operating Expenses

Total operating expense was $5,200,117 for the twelve months ended December 31, 2008, as compared to $2,885,044 for the twelve-month period ended December 31, 2007.  This represents a $2,315,073 increase from the prior period, and was primarily attributable to an increase in stock-based compensation expense, partially offset by decreases in other selling, general and administrative expense and depreciation and amortization. These fluctuations are more fully described below.

Selling, General and Administrative Expense

Selling, general and administrative expense for the twelve months ended December 31, 2008 was $5,106,406 (including stock-based compensation expense of $2,896,229) as compared to $2,622,739 (including stock-based compensation of $118,972) for the twelve-month period ended December 31, 2007, representing a $2,483,667, or 95%, increase from the prior period.

The stock-based compensation expense increase of $2,777,257 between 2008 and 2007 was primarily due to:

(1)
the vesting and immediate expense recognition for options granted during the second quarter of 2008 relating to consulting services and commercial and equity capital activities (approximately $2,600,000); and

(2)
approximately $370,000 of expense reversed during the second quarter of 2007 related to options forfeited prior to vesting, partially offset by approximately $207,000 of expense recorded during the second quarter of 2007 related to the modification of option terms.

The decrease in other selling, general and administrative expense is primarily due to:

(1)
a decrease of $71,074 in salary expense due primarily to reduced personnel and the favorable effect (compared to the prior year) of foreign currency translation associated with salary payments made in non-U.S. currency;

(2)	a decrease of $68,440 in advertising and marketing expenses primarily due to less promotional samples employed during customer field trials in the current year, compared to the prior year;
(3)	a decrease of $59,955 in consulting expense primarily due to less travel reimbursement for consulting activities and a somewhat reduced scope in activity level in India and Indonesia; and
(4)	a decrease of $36,130 in other professional services primarily due to employment placement fees recorded in the prior year, which were not repeated in the current period.

Depreciation and Amortization Expense

Depreciation and amortization expense was $7,808 for the twelve months ended December 31, 2008, as compared to $177,437 for the twelve months ended December 31, 2007.  This decrease of $169,629 is primarily attributable to our intellectually property becoming fully amortized during the second quarter of 2007.

Interest Income (Expense)

Net interest income (expense) for the twelve months ended December 31, 2008 was $(13,131), compared to $28,899 for the twelve-month period ended December 31, 2007.  The change in net interest income (expense) is primarily attributable to interest expense recorded related to debt that was converted to equity during the first quarter of 2008 and a lower amount of funds invested in securities, as investments were utilized to fund operations upon maturity during the third quarter of 2007.

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

Net Loss

Net loss for the twelve months ended December 31, 2008 was $5,063,768, as compared to $2,722,725 for the twelve months ended December 31, 2007.  The increase in net loss was primarily due to an increase in stock-based compensation expense, partially offset by decreases in other selling, general and administrative expense and depreciation and amortization, as described above.  The basic and diluted net loss per common share for the twelve months ended December 31, 2008 and 2007 was $(0.06) and $(0.03), respectively.

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

Sales revenue for 2006 was due primarily to contractual purchases by our distributor network, which included net sales of approximately $184,000 to Fuel Technologies Ltd. (“FTL”), a then-related party to us.  Sales revenue generated during 2007 and 2006 resulted primarily from the sale of DiesoLIFT™ 10.

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
(2)
the reversal of approximately $381,000 of expense previously recorded for unvested employee options that were forfeited during 2007.  Approximately $85,000 of expense was recorded in 2007 and approximately $296,000 of expense was recorded in 2006 for applicable options (approximate $600,000 decrease);

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

The remaining decrease in other selling, general and administrative expense is primarily due to:

(1)
a decrease of $735,076 in other professional services due a charge recorded in 2006 associated with a 1999 merger ($500,000) and less legal fee expense ($213,323) primarily due to less intellectual property protection litigation in the current period; and

(2)	a decrease of $391,863 in research and development expense as a result of increased customer field trials and reduced independent product testing activities compared to the prior period.

Depreciation and Amortization Expense

Depreciation and amortization expense was $177,437 for the twelve months ended December 31, 2007, as compared to $407,498 for the twelve months ended December 31, 2006.  This decrease of $230,061 is primarily attributable to our intellectually property becoming fully amortized during the second quarter of 2007.

Interest Income

Net interest income generated from our short-term investment in interest bearing securities for the twelve months ended December 31, 2007 was $28,899, compared to $161,135 for the twelve-month period ended December 31, 2006.  The change in net interest income is primarily attributable to a lower amount of funds invested in securities, as investments were utilized to fund operations upon maturities beginning in the fourth quarter of 2006.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 applies whenever another GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB agreed to defer the effective date of SFAS 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. There is no deferral for financial assets and financial liabilities, nor for the rare non-financial assets and non-financial liabilities that are re-measured at fair value at least annually.  We adopted the provisions of SFAS 157 effective January 1, 2008 with no impact to our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159").  SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value, and if so chosen, specifies related accounting and disclosure requirements.   SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted if all of the requirements of SFAS 157 are adopted. SFAS 159 was effective for IFT as of January 1, 2008; however, we did not elect the fair value option for any eligible items.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP in the United States (the “GAAP hierarchy”).  SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The FASB has stated that it does not expect SFAS 162 will result in a change in current practice.

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

During June 2008, the FASB issued FASB Staff Position (“FSP”) FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, which effectively considers any outstanding unvested share-based payment awards that contain dividend provisions during the requisite service period and that are not required to be forfeited by the employee, to participate in the undistributed earnings of a company. Application of this FSP, specifically any changes to forfeiture estimates that result from the application should not change prior or current earnings-per-share computation. This FSP requires retroactive adoption and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted. We are currently evaluating the impact the adoption of FSP EITF 03-6-1 will have on our financial statements.

In March 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11), which requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based awards as an increase to additional paid-in capital instead of a credit to income tax expense. The amount recognized in additional paid-in capital will be available to absorb potential future tax deficiencies on share–based payment awards. EITF 06-11 was effective for fiscal years beginning after December 15, 2007 and therefore is effective for IFT in fiscal year 2008. The adoption of EITF 06-11 did not have a material effect on our financial statements.

Critical Accounting Policies and Estimates

Revenue Recognition

We recognize revenue from the sale of our products when the products are shipped, and title and risk of loss has passed to the buyer.  The majority of our revenues is from sales to product distributors.  Product distributors do not have the option to return product that is not immediately sold to an end-user.  Therefore, our revenue recognition is not conditional on whether a distributor is able to sell product to an ultimate product end-user.  Our sales policies for end-users are consistent with product distributor sales policies.

Valuation of goodwill

We test goodwill for impairment at least annually in the fourth quarter.  We will also review goodwill for impairment throughout the year if any events or changes in circumstances indicate the carrying value may not be recoverable.

Factors we consider important, which could trigger an impairment review, include the following:

1.	Significant under-performance relative to expected historical or projected future operating results;
2.	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
3.	Significant negative industry or economic trends;
4.	Significant decline in our stock price for a sustained period; and
5	Our market capitalization relative to net book value.

To test impairment, we use the market approach to determine the fair value of the Company.  Following this approach, the fair value of the business exceeded the carrying value of the business as of December 31, 2008.  As a result, no impairment of goodwill was recorded.

Deferred income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2008, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.

Liquidity and Capital Resources

A critical component of our operating plan affecting our ability to execute the product commercialization process is the cash resources needed to pursue our marketing and sales objectives.  Until we are able to generate positive and sustainable operating cash flow, our ability to attract additional capital resources in the future will be critical to continue the funding of our operations.  Current U.S. and worldwide adverse economic conditions and the tightening of credit markets may hinder our ability to attract additional capital resources in the future.

While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, as a result of first quarter 2009 equity raise activities ($2,162,500), cash received for a prepaid sales purchase order during the first quarter of 2009 (net cash margin expected of approximately $1,500,000) and the remaining equity commitment of $800,000 (entered into with a related party Board member of IFT and significant shareholder during 2008), we have adequate cash and cash equivalents balances and commitments to fund operations through 2009 and well beyond.  If we are unable to generate positive and sustainable operating cash flows in time, we would need to raise additional capital to fund our future operations.

Cash used in operating activities was $2,065,115 for the twelve months ended December 31, 2008, compared to $2,296,701 for the twelve months ended December 31, 2007.  The decrease in cash outflow from operating activities was primarily due to decreases in salary expense due to personnel changes and consulting expenses due to reduced scope in certain activities.

Cash provided by investing activities was $0 for the twelve months ended December 31, 2008, as compared to $1,506,102 for the twelve months ended December 31, 2007.  The decrease in cash provided by investing activities was primarily due to all outstanding short-term investments maturing during 2007, with the proceeds utilized to fund operations.

Cash provided by financing activities was $2,000,000 for the twelve months ended December 31, 2008, as compared to $500,000 for the twelve months ended December 31, 2007.  This increase in financing cash flow was primarily due to cash proceeds obtained from the issuance of 4,680,000 common shares.  During 2007, we received cash proceeds from the issuance of a $500,000 note payable to a related party non-employee Director, which was subsequently settled on March 31, 2008 with 1,040,000 shares of IFT common shares.  During 2008, IFT subsequently re-purchased 520,000 of these shares for $250,000.

Net cash decreased by $65,115 for the twelve months ended December 31, 2008, as compared to a decrease in net cash of $290,599 for the twelve months ended December 31, 2007.

During the first quarter of 2009, IFT received cash proceeds of $2,162,500 from the issuance of 8,650,000 IFT common shares (including 4,325,000 attachable warrants) to accredited investors.  IFT also repurchased another 520,000 shares of IFT common stock from a related party non-employee Director of IFT during the first quarter of 2009 for $250,000.

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

Cash provided by financing activities was $500,000 for the twelve months ended December 31, 2007, as compared to $32,301 for the twelve months ended December 31, 2006.  This increase in financing cash flow was primarily due to cash proceeds obtained from the issuance of a $500,000 note payable to a related party non-employer Director, which was subsequently settled on March 31, 2008 with 1,040,000 shares of IFT common shares.  During 2006, we received minimal proceeds from the exercise of stock options.

Net cash decreased by $290,599 for the twelve months ended December 31, 2007, as compared to a decrease in net cash of $2,727,171 for the twelve months ended December 31, 2006.

Working capital at December 31, 2008 was $26,447, as compared to $162,342 at December 31, 2007 and $2,089,475 at December 31, 2006.  These decreases were primarily attributable to funding cash operating expenses for 2008 and 2007, respectively.

On January 20, 2009, our Board of Directors declared a restricted stock dividend to shareholders of record at the close of business on February 4, 2009 (the “Record Date”) in the amount of 1 restricted share for every 25 common shares owned.  The distribution date was February 10, 2009. The restricted stock dividend is subject to resale conditions pursuant to Rule 144 of the Securities and Exchange Act.  This stock dividend has been retroactively reflected in our financial statements and notes to the financial statements.

Effective October 27, 1999, we merged with Blencathia.  Blencathia was a public shell company with immaterial assets and liabilities and 312,000 shares outstanding at the time of the merger, which it redeemed and cancelled upon the merger.  In exchange, we issued 312,000 of our common shares to the prior Blencathia owner with the contractual understanding that such shares were to be sold by that owner to achieve gross cash proceeds of $500,000.  Any excess proceeds were to be returned to us and any deficiency was to be made up by us issuing additional shares or paying the difference in cash.  As we believed that we controlled the ultimate timing of the sale of these 312,000 shares by the prior Blencathia owner, we did not consider these shares as issued or outstanding for purposes of computing earnings per share.

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent.  Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock.  The remaining $350,000 obligation has been reflected as a current accrued expense.  We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.  Beginning in 2006, the 312,000 shares have been reflected as outstanding for loss per share computations.

Off-Balance Sheet Arrangements

At December 31, 2008, we did not have any off-balance sheet financing arrangements.  We do not expect to engage in any significant off-balance sheet financing arrangements in the near future.

Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$149,336	$50,043	$99,293	$-	$-
Total contractual obligations	$149,336	$50,043	$99,293	$-	$-

Item 8	Financial Statements and Supplementary Data

Financial statements specified by this Item, together with the report relating thereto of BDO Seidman, LLP, are presented following Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2008.  Based on this evaluation, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting.  Therefore, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act.  Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control-Integrated Framework, we have identified a material weakness in our internal control over financial reporting.  As a result, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on at timely basis.

During our 2007 review of internal controls, management identified the following material weakness:  IFT has limited accounting personnel with sufficient expertise, accounting knowledge and training in generally accepted accounting principles and financial reporting requirements.  Specifically, IFT lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements.  This material weakness was not corrected during 2008.

This deficiency resulted in adjustments to the financial statements for stock-based compensation and also resulted in adjustments to financial statement presentation in both 2007 and 2008.  This control deficiency, which is pervasive in impact, did not result in any material adjustments to the financial statements.  There is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

Management does consult with outside advisers, external SEC counsel and its independent registered public accounting firm regarding certain reporting issues.

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

This annual report does not include an attestation report of IFT’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by IFT’s registered public accounting firm pursuant to temporary rules of the SEC that permit IFT to provide only management’s report in this annual report.

The Remediation Plan

Although as of December 31, 2008 we have not yet remediated the material weakness in our internal control over financial reporting originally identified during our 2007 review, we have made and will continue to make, improvements to our policies, procedures, systems and staffing who have significant roles in internal control to address the identified internal control deficiencies.  Consequently, management has initiated the following remediation steps to address the material weakness described above:

•	We will continue to focus on improving the skill sets of our accounting and finance function, through education and training;

•
We will continue to consider the engagement of qualified professional consultants to assist us in cases where we do not have sufficient internal resources, with management reviewing both the inputs and outputs of the services; and

•
Upon the successful completion of a financing sufficient to support operations for at least two years, we will consider the hiring of additional accounting and finance staff with the commensurate knowledge, experience and training necessary to complement the current staff in the financial reporting functions.

•	We will further develop our financial statement closing and reporting practices to include additional levels of checks and balances in our procedures and timely review.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following are the names of our current Directors and executive officers, their present positions with IFT and biographical information.

Name	Age	Position(s) and offices held with IFT	Dates in position or office

Jonathan R. Burst	50	Chief Executive Officer, Director, Chairman	1999 – Present 2000 - Present
Rex Carr	81	Director	2002 - Present
Harry F. Demetriou	64	Director	2000 - Present
Gary Kirk	46	Director, Director of Sales and Marketing *	2003 - Present
David B. Norris	60	Director	2000 - Present
Stuart D. Beath	49	Chief Financial Officer	2007 – Present

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

Background of Directors and Executive Officers:

JONATHAN R. BURST has served as our Chief Executive Officer since July 1999, and as the President of IFT from July 1999 to February 2000 and January 2002 to April 2005. Mr. Burst has also served as a Director and Chairman of the Board since 2000. Mr. Burst founded Burcor International in 1998, primarily an insurance brokerage firm, and has served as President since its inception. Mr. Burst received a bachelor of arts degree in Economics from the University of Missouri in 1981.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our executive officers and Directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, Directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Each of Messrs. Burst, Carr, Kirk and Norris failed to file one report in 2008.  Each such report related to one transaction.  In addition, Mr. Demetriou failed to file two reports in 2008, each related to one transaction.

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

The Compensation Committee has recommended to the Board, and the Board has implemented, compensation policies, plans and programs that seek to enhance stockholder value by aligning the financial interests of the executive officers with those of the stockholders.  We rely heavily on incentive, including equity, compensation to attract, retain, motivate and reward executive officers.  Historically, annual base salaries have been set at the time of hire and are subject to adjustment.  Initial base salaries are recommended by the Chief Executive Officer to the Compensation Committee.  After review, the Compensation Committee recommends to the full Board of Directors the compensation package as part of the overall Board consideration of the full employment package offered to the prospective officer.  The compensation package is based on the amount deemed necessary to attract and retain the services of the executive officer candidate.  Incentive compensation is variable and tied to corporate and individual performance.  The incentive compensation program is designed to provide incentive to management to grow revenues, provide quality returns on investment, enhance stockholder value and contribute to the long-term growth of IFT.  The incentive compensation program is reviewed at least annually to ensure it meets our current strategies and needs.  The Chief Executive Officer aids the Compensation Committee by providing input regarding the annual compensation of all executive officers, other than himself. The performance of our Chief Executive Officer is reviewed annually by the Compensation Committee.

Base Salary

Salaries for executive officers are normally set at the time of hire and reviewed by the Compensation Committee on an annual or as needed basis.  Based on the recommendation of the Compensation Committee, the Board may increase or decrease an officer’s base salary.

Based on the recommendations of the Compensation Committee, the Board reviews with the Chief Executive Officer the current annual salary for our executive officers other than the Chief Executive Officer.  The annual salary is modified as deemed appropriate and approved by the Compensation Committee and the Board.  The annual base salary for executive officers other than the Chief Executive Officer is reviewed by our Chief Executive Officer based on IFT’s corporate performance generally and on discretionary judgments of individual performance and is not necessarily tied to specific, measurable targets or criteria.  Individual performance considerations include past and expected future contributions of the individual executive.  The Compensation Committee reviews and recommends to the Board, and the Board establishes, the base salary of the Chief Executive Officer based on IFT’s corporate performance generally, the Compensation Committee’s and the Board’s assessments of his past performance and the expectation as to his future contributions in directing the long-term success of IFT.    The assessment of the Chief Executive Officer’s individual performance is not tied to specific targets or criteria.  Effective, July 1, 2008, the Chief Executive’s Officer’s base salary was increased from $250,000 to $400,000 annually and the Chief Financial Officer’s base salary was increased from $100,000 to $150,000 annually.

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

In determining the discretionary bonus awarded to each executive officer, the Compensation Committee evaluates IFT’s and the executive’s performance in a number of areas. For fiscal year 2008, the individual corporate goals were designed to support key corporate objectives related to our technology, commercialization progress and revenue generating sales.  Each of the executives was evaluated in relation to his contribution to the attainment of those targets.  Our Chief Financial Officer received a bonus of $10,000 during 2008.

Performance-Based Long-Term Equity Incentive Awards

In accordance with our compensation philosophy, IFT’s longer-term performance-based compensation is based on equity ownership. We believe equity ownership in our Company is important to tie the ultimate level of an executive officer’s compensation to our stock performance and stockholder gains, while creating an incentive for sustained growth. To meet these objectives, our senior executive management team is normally granted equity compensation in the form of options to purchase IFT stock at time of hire as part of the attract and retain hiring program.  The executive is also eligible to receive additional grants of performance-based equity compensation at the discretion of the Compensation Committee.  Long-term equity incentives are provided through the grants of restricted stock or by issuing stock options to executive officers, including the Chief Executive Officer, pursuant to our Amended and Restated LTIP.  The stock component of compensation is intended to retain and motivate executive officers and employees to improve long-term stockholder value.  Restricted stock awards and options are granted at no less than fair market value and have increased value only if our stock price increases.  The Compensation Committee and the Board believe this element of the total compensation program directly links the participant’s interests with those of the stockholders and our long-term performance.  Each grant allows the officer to acquire shares of common stock at or above the market price on the grant date over a specified period of time, up to 10 years. Accordingly, the option will provide a return to the executive officer only if the market price of the shares appreciates over the option term.  No performance-based incentive awards were granted to any executive officer during 2008.

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

Stock options granted under the Amended and Restated LTIP generally have, but are not obligated to have, an eighteen-month vesting schedule designed to provide an incentive for continued employment. The options generally expire five years from the date of the grant. This provides a reasonable time frame during which executive officers and other employees who receive grants can benefit from the price appreciation of our common stock price. The exercise price of options granted is at least 100% of the fair market value of the underlying stock on the date of grant.  No discretionary awards were granted to any executive officer during 2008.

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

CEO Compensation

On July 1, 2008, Mr. Burst’s annual base salary was increased from $250,000 to $400,000.  For the fiscal year ended December 31, 2008, the Board did not award Mr. Burst an annual performance bonus or additional equity-based long-term compensation based on his services as Chief Executive Officer.  The Compensation Committee and the Board believe that this was appropriate in light of IFT’s failure to achieve its product commercialization and sales goals for the fiscal year.

Mr. Burst is also entitled to receive equity compensation for his service on the Board. As a Director, Mr. Burst is entitled to an annual award of 10,000 restricted common shares or options of our common stock for membership on the Board. In addition, each Board member, including Mr. Burst, is entitled to receive 1,000 shares of restricted common stock or options for every three telephonic Board meetings attended. Mr. Burst received an option to purchase 10,400 common shares during the fourth quarter of 2008 for Board services provided during 2008.

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

The non-performance-based compensation paid in cash to our NEOs for the 2008 fiscal year did not exceed the $1 million limit per officer, and the Compensation Committee does not anticipate that the non-performance-based compensation to be paid in cash to our NEOs for fiscal 2009 will exceed that limit.

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

Harry F. Demetriou, Chairman
David B. Norris

Compensation Committee Interlocks and Insider Participation

During fiscal 2008, our Compensation Committee was composed of Messrs. Demetriou and Norris.  None of the Compensation Committee members has ever served as an officer of IFT or of any of its subsidiaries.  None of the Compensation Committee members has had a relationship requiring disclosure under Item 404 of Regulation S-K.  No executive officer of IFT has served on the Board of Directors or Compensation Committee of any other entity that has or has had one or more executive officers who served as a member of IFT’s Board or its Compensation Committee during the 2008 fiscal year.

Executive Officer Employment Agreements

In January 2002, we entered into an employment agreement with Mr. Burst to serve as our Chief Executive Officer with an initial annual base salary of $250,000, options to purchase 780,000 shares of our common stock, with 260,000 shares vesting on the first anniversary of his employment and the remaining 520,000 shares vesting on the last day of the employment period and a bonus award as deemed appropriate by the Board.  The initial three-year agreement expired on December 31, 2004. With the exception of an increase in salary effective July 1, 2008, Mr. Burst continues to serve as our Chief Executive Officer under the terms of his past agreement.  IFT may terminate Mr. Burst’s employment with or without cause, as such terms are defined in the agreement.  Mr. Burst may elect to terminate his employment with good cause, as defined by his agreement.  In addition, Mr. Burst as a Director, is entitled to receive compensation for serving on our Board of Directors.

In July 2007, we entered into an employment agreement with Mr. Beath to serve as Chief Financial Officer with an annual base salary of $100,000 and options to purchase 208,000 shares of our common stock, which vest in full on July 2, 2009.  The two-year agreement expires July 2, 2009.  Mr. Beath received an increase in annual base salary to $150,000 effective July 1, 2008.

For additional information regarding these agreements, see “Potential Payments Upon Termination or Change of Control.”

2008 Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation paid or to be paid by us as well as certain other compensation awarded, earned by and paid, during the indicated fiscal year, to the Chief Executive Officer and Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation		Total ($)

Jonathan R. Burst,	2008	$334,615	$-	$1,700	1	$19,796	2	$356,111
CEO	2007	$250,000	$-	$1,300	3	$16,761		$268,061
	2006	$250,000	$-	$4,200	4	$16,899		$271,099

Stuart D. Beath, 5	2008	$135,885	$10,000	$32,000	6	$16,633	7	$194,518
CFO	2007	$76,923	$-	$16,000	6	$14,441		$107,364
	2006	$70,000	$-	$-		$14,579		$84,579

1)      Represents 10,400 options to purchase shares of our common stock granted to Mr. Burst for Board services provided during 2008.  These options were valued based on the closing price of our stock on grant date ($0.22 on December 31, 2008).  Assumptions used in determining the value of these options are disclosed in Note 4 to our financial statements.

2)      Represents $17,476 of health insurance coverage for Mr. Burst and his family and $2,320 of life insurance premiums paid by IFT.

3)      Represents 10,400 options to purchase shares of our common stock granted to Mr. Burst for Board services provided during 2007.  These options were valued based on the closing price of our stock on grant date ($0.16 on December 31, 2007). Assumptions used in determining the value of these options are disclosed in Note 4 to our financial statements.

4)      Represents 10,400 options to purchase shares of our common stock granted to Mr. Burst for Board services provided during 2006.  These options were valued based on the closing price of our stock on grant date ($0.51 on December 31, 2006).

5)      Mr. Beath was appointed to CFO effective June 30, 2007.  He previously served as IFT’s Director of Corporate Development.

6)      Represents 208,000 options to purchase shares of our common stock granted to Mr. Beath upon his appointment to CFO during 2007.  These options were valued based on the closing price of our stock on grant date ($0.42 on July 2, 2007).  Assumptions used in determining the value of these options are disclosed in Note 4 to our financial statements.

7)      Represents $16,663 of health insurance coverage for Mr. Beath and his family.

Grants of Plan-Based Awards in Fiscal Year 2008

Name	Grant Date	Board Action	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Jonathan R. Burst(1)	12/31/2008	10/24/2008	10,400	$0.22	$1,700

(1)
Represents 10,400 options to purchase shares of our common stock granted to Mr. Burst for Board services provided during 2008.  These options were valued based on the closing price of our stock on the grant date ($0.22 on December 31, 2008), as specified in the Board action dated October 24, 2008.  The Board Action date of October 24, 2008 represents the date the Board authorized Board compensation for 2008 services based on a December 31, 2008 grant date.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table provides information on all restricted stock, stock options and SAR awards (if any) held by our NEOs as of December 31, 2008.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jonathan R. Burst	1,040,000	-	-	$0.24	12/31/2009
	1,040,000	-	-	$0.48	12/31/2009
	780,000	-	-	$0.48	12/31/2009
	780,000	-	-	$0.48	12/31/2009
	1,040,000	-	-	$0.72	12/31/2009
	260,000	-	-	$0.13	12/31/2009
	260,000	-	-	$0.13	12/31/2009
	260,000	-	-	$0.13	12/31/2009
	780,000	-	-	$0.96	12/31/2009
	780,000	-	-	$1.92	12/31/2010
	10,400	-	-	$0.49	12/31/2011
	10,400	-	-	$0.15	12/31/2012
	10,400	-	-	$0.21	12/31/2013

Stuart D. Beath	364,000	-	-	$0.48	12/31/2009
	364,000	-	-	$0.48	12/31/2009
	260,000	-	-	$0.48	12/31/2009
	156,000	-	-	$0.96	12/31/2009
	208,000	-	-	$1.92	12/31/2009
	-	208,000	-	$0.72	6/30/2012

2008 Option Exercises and Stock Vested

Mr. Burst received 10,400 options to purchase our common stock (with an immediate vesting date) for Board services provided during 2008.  We did not have any stock option exercises or any other stock vesting activity by any of our NEOs during fiscal 2008.

Potential Payments Upon Termination or Change in Control

The following table sets forth potential payments payable to our NEOs upon termination of employment or a change in control.  Our Compensation Committee may in its discretion revise, amend or add to the benefits if it deems advisable.  The table below reflects amounts payable to our NEOs assuming a change of control on, and/or their employment was terminated on December 31, 2008.

Name	Benefit	Termination Without Cause; No Change of Control ($)	Change of Control; No Termination ($)	Termination Without Cause with Change of Control ($)

Jonathan R. Burst	Buy Out	$400,000	$-	$400,000

Stuart D. Beath	Buy Out	$150,000	$-	$166,000	(1)

(1)	Includes $16,000 representing the immediate vesting of currently unvested stock options.

2008 Director Compensation

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

For 2008 Board services, each Board member elected options as compensation for his services.  The grant date fair value, computed in accordance with SFAS 123R, of each Director’s option grant during 2008 was $1,700.  Assumptions used in determining the value of these options are disclosed in Note 4 to our financial statements.

Board members are also eligible to receive discretionary grants of common stock under the Consultant and Employee Stock Compensation Plan and grants of stock options, stock appreciation rights and restricted stock pursuant to the Amended and Restated LTIP. We did not make discretionary equity grants to any Directors in their capacity as Directors during the fiscal year ended December 31, 2008.

The following table provides information related to the compensation of our non-NEO Directors for fiscal 2008.  For information regarding our Chairman and Chief Executive Officer’s 2008 compensation, see the 2008 Summary Compensation table and “Compensation Discussion and Analysis.”

Name	Option Awards ($)	All Other Compensation ($)		Total ($)

Rex Carr1	$1,700	$-		$1,700
Harry F. Demetriou2	$1,700	$-		$1,700
David B. Norris3	$1,700	$-		$1,700
Gary Kirk4	$1,700	$164,807	5	$166,507

(1)                 Mr. Carr’s IFT equity holdings as of December 31, 2008 include 14,820,298 shares of restricted common stock owned by R.C. Holding Company, of which Mr. Carr is a Director, President and 41% stockholder.  Mr. Carr is deemed to be the beneficial owner of these shares.  Mr. Carr also owns 130,000 shares of common stock and 5,761,568 shares of restricted common stock.  Mr. Carr also has 76,960 vested options to purchase shares of IFT common stock, obtained from Board services provided from 2002 to date.

(2)                 Mr. Demetriou’s IFT equity holdings as of December 31, 2008 include 4,160,000 shares of restricted common stock owned by Observor Acceptances, Ltd. of which Mr. Demetriou is the sole owner.  Mr. Demetriou is deemed to be the beneficial owner of such shares.  Mr. Demetriou also holds 99,840 vested options to purchase shares of IFT common stock, obtained from Board services provided from 2000 to date.

(3)                 Mr. Norris’ IFT equity holdings as of December 31, 2008 include 1,244,425 shares of restricted common stock.  Mr. Norris also holds 104,000 vested options to purchase shares of IFT common stock for non-director related services provided and 99,840 vested options to purchase shares of IFT common stock obtained from Board services provided from 2000 to date.

(4)                 Mr. Kirk’s IFT equity holdings as of December 31, 2008 include 2,080,000 options to purchase shares of IFT common stock, granted for employee services.  Mr. Kirk also holds 65,520 vested options to purchase shares of IFT common stock, obtained from Board services provided from 2003 to date.

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

The following table sets forth information regarding the ownership of our common stock as of March 24, 2009 by (i) each person known by IFT to own beneficially more than five percent of our common stock; (ii) each Director of IFT; (iii) each executive officer named in the Summary Compensation Table (see “Executive Compensation”); and (iv) all Directors and executive officers of IFT as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership [1]	Percent of Common Stock

Jonathan R. Burst [2]	9,418,344	8.66%
David B. Norris [3]	1,448,265	1.42%
Harry F. Demetriou [4]	4,259,840	4.18%
Gary Kirk [5]	2,145,520	2.07%
Rex Carr [6]	20,788,826	20.43%
Stuart D. Beath [7]	1,701,024	1.65%

All Directors and executive officers as a group (6 persons) [8]	39,761,819	34.98%

Dion Friedland [9]	5,519,382	5.33%
Esam Bin Hashim Hakeem [10]	11,960,000	11.19%
John M. Hennessy[11]	6,000,000	5.79%

1This table is based upon information supplied by officers, Directors and principal stockholders.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Unless otherwise indicated, the principal address of each of the stockholders named in this table is: c/o International Fuel Technology, Inc., 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105.  The number of shares beneficially owned includes shares of common stock that the owner or owners had the right to acquire on or within 60 days of March 24, 2009, including through the exercise of options or warrants.  Also included are restricted shares of common stock, over which the owner or owners have voting power, but no investment power.

2Includes 52,000 restricted shares of common stock owned by Burcor Capital, LLC, of which Mr. Burst is an executive officer.  Mr. Burst is deemed to be the beneficial owner of such shares. It also includes 7,051,200 shares issuable upon the exercise of options.

3Includes 203,840 shares issuable upon exercise of options.

4Includes 4,160,000 shares of restricted common stock owned by Observor Acceptances, Ltd. of which Mr. Demetriou is the sole owner.  Mr. Demetriou is deemed to be the beneficial owner of such shares.  Amount also includes 99,840 shares issuable upon exercise of options. In addition to the amounts disclosed above, on March 31, 2008, Mr. Demetriou agreed to settle his $500,000 note due from the Company for 1,040,000 shares of IFT common stock.  These shares were subsequently repurchased from Mr. Demetriou by IFT.

5Represents 2,145,520 shares issuable upon exercise of options.

6Includes 14,820,298 shares of restricted common stock owned by R.C. Holding Company, of which Mr. Carr is a Director, President and 41% stockholder.  Mr. Carr is deemed to be the beneficial owner of these shares.  Also includes 130,000 shares of common stock and 5,761,568 shares of restricted common stock owned by Mr. Carr.  Amount also includes 76,960 shares issuable upon exercise of options.

7Represents 349,024 shares of common stock and 1,352,000 shares issuable upon exercise of options.

8Includes 10,929,360 shares issuable upon exercise of options.

9Includes 3,656,453 shares of common stock, 1,040,000 shares issuable upon exercise of vested options and 822,929 shares issuable upon exercise of warrants owned by Magnum Select Fund, FT Marketing, Ltd. and Giant Trading of which Mr. Friedland is a Director and/or President.  Mr. Friedland is deemed to be the beneficial owner of these shares.  Mr. Friedland is Chairman of Fuel Technologies Ltd., one of our former distributors.  Mr. Friedland’s principal address is Fuel Technologies LLP, Berkshire House, 168-173 High, Holborn, United Kingdom, WC1V 7AA.

10Includes 7,800,000 shares issuable upon exercise of options.  Also includes 2,080,000 shares of restricted common stock owned by Libya Africa Investment Portfolio and 2,080,000 shares of restricted common stock owned by Vision Oil Services Limited.  To IFT’s knowledge, Esam Bin Hashim Hakeem, Libya Africa Investment Portfolio and Vision Oil Services Limited are affiliates and are acting as a group for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended.  The principal address for this “group” is Vision Oil Services Limited, 15 Rue de Jeu-de-l’Arc, Case postale 6105, CH –1211 Geneva, Switzerland.

11Includes 2,000,000 shares issuable upon exercise of warrants.  Mr. Hennessy’s principal address is 47 West Lake Road, Tuxedo Park, NY 10987.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders (1) (2)	26,984,081	$0.86	1,300,612
Total	26,984,081	$0.86	1,300,612

(1)
Includes options granted to employees, Directors and non-employees under our original Long Term Incentive Plan, our Amended and Restated LTIP and options issued to non-employees under other arrangements.

(2)	See Notes 3 and 4 to our financial statements.

Item 13	Certain Relationships and Related Transactions, and Director Independence

During the fourth quarter of 2007, we obtained a $500,000 loan from Harry F. Demetriou, a Director of IFT and the holder of over five (5%) percent of IFT’s common stock.  Pursuant to the terms of the loan, a promissory note was executed by IFT in favor of Mr. Demetriou in connection with the loan.  The loan was to accrue interest at the rate of 15% per year in arrears, was to become due and payable on January 1, 2009, and was guaranteed by Rex Carr, a Director of IFT and the holder of over five (5%) percent of IFT’s common stock.  IFT also was obligated to pay any related loan fees incurred by Mr. Demetriou. On March 31, 2008, Mr. Demetriou agreed to accept 1,040,000 shares of IFT common stock in settlement of the $500,000 note. The trading price of the common stock was $0.41 per share as of March 31, 2008. As such, the settlement represented a 22% premium compared to the current stock price. The premium was incentive for the settlement in shares rather than in cash and was based on negotiations between the Company and Mr. Demetriou.  On June 18, 2008, IFT repurchased 520,000 of the shares granted for the debt settlement described above for $250,000.  During the first quarter of 2009, IFT repurchased the remaining 520,000 shares granted for the debt settlement for $250,000.

On December 11, 2007, we obtained an investment commitment from Mr. Carr for up to $1,000,000 of equity purchases from time to time commencing after March 1, 2008.  During the first quarter of 2008, IFT sold 416,000 shares to Mr. Carr under this arrangement for $200,000.

IFT’s Board has an informal, unwritten policy that provides that any transaction required to be reported under Item 404(a) of Regulation S-K will be reviewed and approved or ratified by IFT’s Board.

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

Services Provided by our Independent Registered Public Accountants

BDO Seidman, LLP served as our independent registered public accountants for the fiscal years ended December 31, 2008 and 2007.  Aggregate fees for professional services rendered for IFT by BDO Seidman, LLP for the fiscal years ended December 31, 2008 and 2007 were as follows:

	Fiscal year ended December 31, 2008	Fiscal year ended December 31, 2007
Audit fees	$127,268	$115,080
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$127,268	$115,080

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of the financial statements included in our quarterly reports on Form 10-Q for the quarterly periods during the 2008 and 2007 fiscal years.

Audit-related Fees

During the 2008 and 2007 fiscal years, BDO Seidman, LLP did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above.  Therefore, there were no audit-related fees billed or paid during the 2008 and 2007 fiscal years.

Tax Fees

As BDO Seidman, LLP did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2008 and 2007, no tax fees were billed or paid during those fiscal years.

All Other Fees

BDO Seidman, LLP did not provide any products and services not disclosed in the table above during the 2008 and 2007 fiscal years.  As a result, there were no other fees billed or paid during those fiscal years.

Audit Committee Pre-approval Policies and Procedures

The Audit Committee has certain policies and procedures in place requiring the pre-approval of audit and non-audit services to be performed by our independent registered public accountants.  Such pre-approval can be given as part of the Audit Committee’s approval of the scope of the engagement of the independent public registered accountants or on an individual basis. The approved non-audit services must be disclosed in our periodic reports filed with the SEC. The Audit Committee can delegate the pre-approval of non-auditing services to one or more of its members, but the decision must be presented to the full Audit Committee at the next scheduled meeting. The charter prohibits us from retaining our independent registered public accounting firm to perform specified non-audit functions, including (i) bookkeeping, financial information systems design and implementation; (ii) appraisal or valuation services, fairness opinions, or contribution-in-kind reports; (iii) actuarial services; and (iv) internal audit outsourcing services.  All work performed by BDO Seidman, LLP for us in 2008 and 2007 was pre-approved by the Audit Committee.

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

The following exhibits are filed as part of the report or are incorporated by reference:

EXHIBITS

3.1          Certificate of Incorporation of International Fuel Technology, Inc. and all amendments. (Filed as Exhibit 3.1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

3.2          By-laws of International Fuel Technology, Inc. (Filed as Exhibit 3.2 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.1        Consultant and Employee Stock Option Plan (Filed as Exhibit 10 to the registrant’s registration statement on Form S-8 filed on February 7, 2000 and incorporated herein by reference). *

10.2        Long Term Incentive Plan (Filed as Exhibit 10.2 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference). *

10.3        Amended and Restated Long Term Incentive Plan (Filed as Exhibit 10.3 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference). *

10.4        Jonathan R. Burst employment agreement (Filed as Exhibit 10.4 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference). *

10.5        Gary S. Hirstein employment agreement (Filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on April 7, 2005 and incorporated herein by reference). *

10.6        Stuart D. Beath employment agreement (Filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on July 3, 2007 and incorporated herein by reference). *

10.7        Non-Statutory Stock Option Agreement between International Fuel Technology, Inc. and Stuart D. Beath, dated July 2, 2007 (Filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on July 3, 2007 and incorporated herein by reference). *

10.8        Separation Agreement and Release by and between Gary S. Hirstein and International Fuel Technology, Inc., dated June 29, 2007 (Filed as Exhibit 10.3 to the registrant’s current report on Form 8-K filed on July 3, 2007 and incorporated herein by reference). *

10.9        Judgement Note between Harry F. Demetriou and International Fuel Technology, Inc.  dated November 12, 2007 and Guaranty by Rex Carr (subsequently cancelled on December 10, 2007) (Filed as Exhibit 10.10 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007, incorporated herein by reference).

10.10      Note and Pledge Agreement between Harry F. Demetriou and International Fuel Technology, Inc., dated December 1, 2007 and Guaranty by Rex Carr (subsequently cancelled on March 31, 2008) (Filed as Exhibit 10.11 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007, incorporated herein by reference).

10.11      Equity Investment Commitment between Rex Carr and International Fuel Technology, Inc., dated December 11, 2007 (Filed as Exhibit 10.12 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007, incorporated herein by reference).

14           Code of Business Conduct and Ethics (Filed as Exhibit 14 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2005, incorporated herein by reference).

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

* Management contract or other compensatory plan, contract or arrangement.

(b)    The exhibits filed with this annual report are listed under Item 15(a)(3), immediately above.

(c)    None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
International Fuel Technology, Inc.
St. Louis, Missouri

We have audited the accompanying balance sheets of International Fuel Technology, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Fuel Technology, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP
Chicago, Illinois

March 30, 2009

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

	December 31,	December 31,
ASSETS	2008	2007
Current assets
Cash and cash equivalents	$299,127	$364,242
Accounts receivable	94,318	62,463
Inventory	221,770	315,553
Prepaid expenses and other assets	19,152	20,793
Total current assets	634,367	763,051

Property and equipment
Machinery, equipment and office furniture	63,706	63,706
Accumulated depreciation	(52,628)	(44,820)
Net property and equipment	11,078	18,886

Purchased technology, net of accumulated amortization of $2,400,001 at December 31, 2008 and 2007, respectively (Note 1)	-	-
Goodwill(Note 1)	2,211,805	2,211,805

Total assets	$2,857,250	$2,993,742

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$252,872	$215,671
Accrued compensation	5,048	29,901
Accrued interest payable	-	5,137
Other accrued expenses (Note 3)	350,000	350,000
Total current liabilities	607,920	600,709

Long term liabilities
Note payable to related party (Note 8)	-	500,000
Total long term liabilities	-	500,000

Total liabilities	607,920	1,100,709

Commitments and contingencies (Notes 6 and 7)

Stockholders’ equity (Notes 3 and 4)
Common stock, $0.01 par value; 150,000,000 shares authorized; 93,507,780 (net of 520,000 shares held in treasury stock) and 88,255,780 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	940,278	882,558
Treasury Stock (Note 8)	(395,000)	-
Discount on common stock(Note 3)	(819,923)	(819,923)
Additional paid-in capital	60,168,846	54,411,501
Accumulated deficit	(57,644,871)	(52,581,103)
Total stockholders’ equity	2,249,330	1,893,033
Total liabilities and stockholders’ equity	$2,857,250	$2,993,742

See accompanying Summary of Accounting Policies and Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006

Revenues	$149,480	$133,420	$234,584

Operating expenses:
Cost of operations (exclusive of depreciation and amortization)	85,903	84,868	168,318
Selling, general and administrative expense, including stock-based compensation expense of $2,896,229, $118,972 and $1,261,955 for 2008, 2007 and 2006, respectively	5,106,406	2,622,739	5,062,882
Depreciation and amortization	7,808	177,437	407,498
Total operating expenses	5,200,117	2,885,044	5,638,698
Net loss from operations	(5,050,637)	(2,751,624)	(5,404,114)

Interest income, net of (interest expense)	(13,131)	28,899	161,135

Net loss	$(5,063,768)	$(2,722,725)	$(5,242,979)

Basic and diluted net loss per common share	$(0.06)	$(0.03)	$(0.06)

Weighted-average common shares outstanding	91,623,385	88,255,780	87,896,204

See accompanying Summary of Accounting Polices and Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2005	88,188,593	$881,886	$-	$(819,923)	$52,762,265	$(44,615,399)	$8,208,829
Options granted for Directors’ services (Notes 3 and 4)	-	-	-	-	21,000	-	21,000
Proceeds from stock options exercised (Notes 3 and 4)	67,187	672	-	-	31,629	-	32,301
Expense relating to stock option grants (Note 4)	-	-	-	-	1,240,955	-	1,240,955
Other (Note 3)	-	-	-	-	236,680	-	236,680
Net loss	-	-	-	-	-	(5,242,979)	(5,242,979)
Balance, December 31, 2006	88,255,780	882,558	-	(819,923)	54,292,529	(49,858,378)	4,496,786
Options granted for Directors’ services (Notes 3 and 4)	-	-	-	-	6,500	-	6,500
Expense relating to stock option modifications (Note 4)	-	-	-	-	206,764	-	206,764
Net benefit relating to stock option grants (Note 4)	-	-	-	-	(94,292)	-	(94,292)
Net loss	-	-	-	-	-	(2,722,725)	(2,722,725)
Balance, December 31, 2007	88,255,780	882,558	-	(819,923)	54,411,501	(52,581,103)	1,893,033
Issuances of stock	4,680,000	46,800	-	-	2,203,200	-	2,250,000
Issuance of stock for services	52,000	520	-	-	7,480	-	8,000
Extinguishment of note payable (Note 8)	1,040,000	10,400	-	-	513,436	-	523,836
Shares repurchased from Director (Note 8)	-	-	(395,000)	-	145,000	-	(250,000)
Options granted for Directors’ services (Notes 3 and 4)	-	-	-	-	8,516	-	8,516
Expense relating to stock option grants (Note 4)	-	-	-	-	2,879,713	-	2,879,713
Net loss	-	-	-	-	-	(5,063,768)	(5,063,768)
Balance, December 31, 2008	94,027,780	$940,278	$(395,000)	$(819,923)	$60,168,846	$(57,644,871)	$2,249,330

See accompanying Summary of Accounting Policies and Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash flows from operating activities
Net loss	$(5,063,768)	$(2,722,725)	$(5,242,979)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,808	177,437	407,499
Non-cash expense related to prior merger (Note 3)	-	-	500,000
Bad debt provision	-	417	6,053
Non-cash stock-based compensation	2,896,229	118,972	1,261,955
Change in assets and liabilities:
Accounts receivable	(31,855)	(43,653)	(19,829)
Inventory	93,783	115,810	(308,639)
Prepaid expense and other assets	1,641	49,099	4,388
Accounts payable	37,201	20,532	(291,615)
Accrued interest payable	18,699	5,137	-
Accrued compensation	(24,853)	(17,727)	(20,846)
Net cash used in operating activities	(2,065,115)	(2,296,701)	(3,704,013)

Cash flows from investing activities Redemption of short-term investment	-	1,506,919	973,581
Acquisition of machinery and office equipment	-	(817)	(29,040)
Net cash provided by investing activities	-	1,506,102	944,541

Cash flows from financing activities
Proceeds from issuance of related party note payable (Note 8)	-	500,000	-
Proceeds from issuance of common stock	2,250,000	-	-
Purchase of treasury stock (Note 8)	(250,000)	-	-
Proceeds from common stock options exercised	-	-	32,301
Net cash provided by financing activities	2,000,000	500,000	32,301

Net decrease in cash and cash equivalents	(65,115)	(290,599)	(2,727,171)
Cash and cash equivalents, beginning	364,242	654,841	3,382,012
Cash and cash equivalents, ending	$299,127	$364,242	$654,841

Schedule of non-cash investing and financing activities

Extinguishment of note payable to related party (including accrued interest) by issuance of common stock	$523,836	$-	$-

See accompanying Summary of Accounting Polices and Notes to Financial Statements.

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

On January 20, 2009, our Board of Directors declared a restricted stock dividend to shareholders of record at the close of business on February 4, 2009 (the “Record Date”) in the amount of 1 restricted share for every 25 common shares owned.  The distribution date was February 10, 2009. The restricted stock dividend is subject to resale conditions pursuant to Rule 144 of the Securities and Exchange Act.  This stock dividend has been retroactively reflected in our financial statements and notes to the financial statements.

During 2008, our net revenues were split in the following manner: 46% to U.S. end-user customers and 54% to international distributors.  88% of our net revenues for 2008 was concentrated between two customers.

During 2007, our net revenues were split in the following manner: 54% to U.S. end-user customers and 46% to international distributors.  64% of our net revenues for 2007 was concentrated between five customers.

During 2006, 78% of our net revenues came from product sales to Fuel Technologies Ltd. (“FTL”), an international distributor, and its sub-distributors, primarily from the sale of DiesoLIFT™ 10.  A current executive of FTL is a former Director of IFT.

Our product line revenues for 2008, 2007 and 2006 have not been significant.  For 2008, 2007 and 2006, DiesoLIFT™ 10 has represented 82%, 98% and 92% of our net revenues, respectively.

Net revenues related to shipments into various foreign countries were $81,376, $61,620 and $201,743 during 2008, 2007 and 2006, respectively.  The following table breaks out net revenues by foreign country:

Country	2008	2007	2006

Australia	$-	$-	$69,615
Belgium	-	8,925	-
France	81,376	-	-
India	-	18,360	-
South Africa	-	-	44,452
Switzerland	-	5,388	-
United Kingdom	-	25,500	69,615
Other	-	3,447	18,061
	$81,376	$61,620	$201,743

We currently utilize Tomah Products, Inc. and Multisol France as our contracted product manufacturers.  Both entities independently purchase required raw materials to manufacture our product.

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

Revenue Recognition

We recognize revenue from the sale of our products when the products are shipped, and title and risk of loss has passed to the buyer.  The majority of our revenues is from sales to product distributors.  Product distributors do not have the option to return product that is not immediately sold to an end-user.  Therefore, our revenue recognition is not conditional on whether a distributor is able to sell product to an ultimate product end-user.  Our sales policies for end-users are consistent with product distributor sales policies.

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

Accounts Receivable

An allowance for doubtful accounts is maintained at a level we believe sufficient to cover potential losses based on historical trends and known current factors impacting our customers.  We have determined that an allowance for doubtful accounts was not necessary as of December 31, 2008 and 2007.  We did, however, write-off $0, $417 and $6,053 of accounts receivable in 2008, 2007 and 2006, respectively, which we expensed in those respective years.

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

Purchased Technology

We allocated $2,400,001 of purchase price of a 2001 acquisition to acquired technology, which was being amortized over a 6-year period, or $400,000 per year.  Amortization expense for 2007 was $166,667 until the asset became fully amortized during the second quarter of that year.  Amortization expense for 2006 was $400,000.

Long-lived Assets

We review the carrying values of our long-lived and intangible assets for possible impairment whenever events or changes in circumstances (such as changes in operations or estimated future cash flows) indicate that the carrying amount of the assets may not be recoverable. As of December 31, 2008, there has been no impairment of long-lived assets.

Goodwill

At a minimum, goodwill impairment is tested annually in the fourth quarter of each year.  Goodwill impairment would also be reviewed if any events occur during the year that might indicate impairment. We calculate the fair value of the Company on a per share basis using the market capitalization value of our common stock and compare that to the carrying value of the Company. As of December 31, 2008, no provision for impairment of goodwill has been recorded. For tax purposes, goodwill is deductible and is being amortized over 15 years.

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

Research and Development

Research and development costs are expensed as incurred. Expense for services paid to external vendors for 2008, 2007 and 2006 was $131,974, $138,247, and $530,110, respectively.

Advertising Expenses

Advertising costs are expensed as incurred and amounted to $44,875, $113,316 and $104,979 in 2008, 2007 and 2006, respectively.

Basic and Diluted Net Earnings (Loss) Per Common Share

Basic earnings (loss) per share are based upon the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share are based upon the weighted-average number of common and potentially dilutive common shares outstanding for the period.  Pursuant to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS 128”), no adjustment is made for diluted earnings per share purposes since we are reporting a net loss, and common stock equivalents would have an anti-dilutive effect. For the fiscal years ended December 31, 2008, 2007, and 2006, 28,140,556, 17,376,556 and 18,582,710 shares, respectively, of common stock equivalents were excluded from the computation of diluted net loss per share since their effect would be anti-dilutive.

As more fully described in Note 2, IFT issued a stock dividend during the first quarter of 2009. This stock dividend has been retroactively reflected in our financial statements and notes to the financial statements.

Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value because of their short maturity.

Accounting for Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 (“SFAS 123R”).

SFAS 123R requires companies to estimate the fair value of share-based awards on the grant date using an option-pricing model.  We use the Black-Scholes option-pricing model as the method of valuation for our stock options.  The model requires the use of various assumptions.  The key assumptions are summarized as follows:

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

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations as required under Emerging Issues Task Force ("EITF") issue No. 0015, Classification in the Statement of Cash Flow of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.  There has been no net income tax impact related to stock compensation expense or exercising of stock options for us primarily due to our maintaining a full valuation allowance against our net deferred income tax assets.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance on how to measure assets and liabilities at fair value. SFAS 157 applies whenever another GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB agreed to defer the effective date of SFAS 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. There is no deferral for financial assets and financial liabilities, nor for the rare non-financial assets and non-financial liabilities that are re-measured at fair value at least annually.  We adopted the provisions of SFAS 157 effective January 1, 2008 with no impact to our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159").  SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value, and if so chosen, specifies related accounting and disclosure requirements.   SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted if all of the requirements of SFAS 157 are adopted. SFAS 159 was effective for IFT as of January 1, 2008; however, we did not elect the fair value option for any eligible items.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP in the United States (the “GAAP hierarchy”).  SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The FASB has stated that it does not expect SFAS 162 will result in a change in current practice.

During June 2008, the FASB issued EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”), which is effective for fiscal years beginning after December 15, 2008.  EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities  (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). EITF 07-05 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133.  We are currently evaluating the impact the adoption of EITF 07-05 will have on our financial statements.

During June 2008, the FASB issued FASB Staff Position (“FSP”) FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, which effectively considers any outstanding unvested share-based payment awards that contain dividend provisions during the requisite service period and that are not required to be forfeited by the employee, to participate in the undistributed earnings of a company. Application of this FSP, specifically any changes to forfeiture estimates that result from the application should not change prior or current earnings-per-share computation. This FSP requires retroactive adoption and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted. We are currently evaluating the impact the adoption of FSP EITF 03-6-1 will have on our financial statements.

In March 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11), which requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based awards as an increase to additional paid-in capital instead of a credit to income tax expense. The amount recognized in additional paid-in capital will be available to absorb potential future tax deficiencies on share–based payment awards. EITF 06-11 was effective for fiscal years beginning after December 15, 2007 and therefore is effective for IFT in fiscal year 2008. The adoption of EITF 06-11 did not have a material effect on our financial statements.

Note 2. Stock Dividend

On January 20, 2009, our Board of Directors declared a restricted stock dividend to shareholders of record at the close of business on February 4, 2009 (the “Record Date”) in the amount of 1 restricted share for every 25 common shares owned.  The distribution date was February 10, 2009. The restricted stock dividend is subject to resale conditions pursuant to Rule 144 of the Securities and Exchange Act.  This stock dividend has been retroactively reflected in our financial statements and notes to the financial statements.

Note 3.  Stockholders' Equity

Effective October 27, 1999, we merged with Blencathia Acquisition Corporation (“Blencathia”).  Blencathia was a public shell company with immaterial assets and liabilities and 312,000 shares outstanding at the time of the merger, which it redeemed and cancelled upon the merger.  In exchange, we issued 312,000 of our common shares to the prior Blencathia owner with the contractual understanding that such shares were to be sold by that owner to achieve gross cash proceeds of $500,000.  Any excess proceeds were to be returned to us and any deficiency was to be made up by us issuing additional shares or paying the difference in cash.  As we believed that we controlled the ultimate timing of the sale of these 312,000 shares by the prior Blencathia owner, we did not consider these shares as issued or outstanding for purposes of computing earnings per share.

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent.  Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock (this amount is a component of the Other line item for 2006 activity in our Statements of Stockholders’ Equity).  The remaining $350,000 obligation is reflected as a current accrued expense.  We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.  Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations.

During 2008, we sold a total of 4,680,000 shares of common stock.  Of this amount, 520,000 shares were sold to two Directors, representing proceeds of $250,000, and 4,160,000 shares were sold to accredited investors, representing proceeds of $2,000,000.

Late in the first quarter of 2008, we began negotiations with third parties that ultimately culminated in a successful equity raise during the second quarter of 2008.  Specifically, IFT sold 4,000,000 (unadjusted for the subsequent stock dividend) shares of common stock for $2,000,000, or $0.50 per share.  This transaction was agreed to on April 22, 2008 at which time the closing price of IFT’s common stock was $0.42 per share.  Pursuant to an agreement, the entire $2,000,000 was received by June 9, 2008.  In accordance with the accounting standards, since the agreement entitled the third party to purchase these shares of common stock over a period of time, the agreement was valued based on the fair value of the purchase option resulting in $999,000 of stock-based compensation expense.  See Note 9 for stock issued in early 2009.

We did not sell any shares of common stock during 2007 or 2006.  During 2005, we sold a total of 4,997,592 shares of common stock.  Of this amount, 371,693 shares were sold to a Director, representing proceeds of $500,000, and 4,625,899 shares were sold to accredited investors, representing proceeds of $6,499,979.  The sale of stock to accredited investors also included 1,156,473 common stock warrants, which along with the sale of common stock, was recorded to additional paid-in capital.  The sales price of all stock sale transactions was based on the trading price on the date of commitment for purchase.  Of the issued warrants, all were exercisable immediately and for up to 7 years.  The following table indicates the exercise prices of the warrants:

# of Warrants	Exercise Price

101,010	$0.99
11,927	$1.05
161,571	$1.35
558,958	$1.39
13,967	$1.43
39,000	$1.49
40,626	$1.54
229,414	$1.63
1,156,473

During 2008, we also issued 52,000 common shares, valued at the settlement date’s quoted market price of $8,000 for services provided by a consulting entity.  During 2008, we also issued 1,040,000 common shares to a Director in settlement of a $523,836 note payable plus unpaid accrued interest, which resulted in a deemed contribution from that Director of $145,000 representing the excess of the aggregate liabilities over the fair value of the shares. During 2008, we repurchased 520,000 of these shares for $250,000.  During the first quarter of 2009, we repurchased the remaining 520,000 shares for $250,000.

During 2006, $86,680 related to Board services provided from 2001 through 2004 that had not yet been paid (originally recorded to accrued compensation) was reclassified to additional paid-in when the obligation became only payable in equity securities.  This amount is a component of Other for 2006 activity in our Statements of Stockholders’ Equity.

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

Equity Commitment

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of IFT and a holder of over five (5%) of our common stock. Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in IFT, at such time or times as we may request, in the form of a purchase or purchases of restricted common stock of IFT. IFT may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of shares of restricted common stock of IFT equal to the value of the investment then provided to IFT. The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on The OTC Bulletin Board on the date of the sale.  There is no stipulation regarding the duration of this commitment. During 2008, we received $200,000 (a portion of the $250,000 of 2008 equity issuances to Directors described above) from Mr. Carr for the sale of common stock reducing the total available under this commitment to $800,000 as of December 31, 2008.

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

On October 22, 2006, our Board of Directors adopted the Amended and Restated LTIP.  This plan expires on October 21, 2016.

The maximum number of shares of common stock as to which awards may be granted under this plan, subject to subsequent amendments, is 17,500,000 shares. The common stock issued upon exercise of options or on grant of stock awards may be shares previously authorized but not yet issued or shares which have been issued and reacquired by IFT as treasury stock. The Board of Directors may increase the maximum number of shares of common stock as to which awards may be granted at such time as it deems advisable. Awards may be granted to employees or consultants of IFT in their individual capacity only.  As of December 31, 2008, we have only issued common stock options to employees, Directors and non-employees under our LTIP and the Amended and Restated LTIP.

The following tables summarize information about stock options (issued to employees and Directors) during the three years ended December 31, 2008:

	Shares	Exercise price per share	Weighted- average exercise price
Outstanding at December 31, 2005	12,064,623	$0.10-2.14	$0.97
Granted	161,200	$0.49-1.20	$0.97
Outstanding at December 31, 2006	12,225,823	$0.10-2.14	$0.97
Granted	617,760	$0.10-1.84	$0.63
Expired	(10,400)	$0.24	$0.24
Forfeited	(580,701)	$0.49-2.14	$1.84
Outstanding at December 31, 2007	12,252,482	$0.10-2.14	$1.03
Granted	390,000	$0.21-0.96	$0.55
Forfeited	(104,000)	$0.72	$0.72
Outstanding at December 31, 2008	12,538,482	$0.10-2.14	$1.04

Options excercisable at December 31, 2008	11,888,482	$0.10-2.14	$1.02
Options excercisable at December 31, 2007	11,805,282	$0.10-2.14	$1.02
Options excercisable at December 31, 2006	11,163,222	$0.10-2.14	$1.08

The following table summarizes information about employee stock outstanding at December 31, 2008:

	Options outstanding			Options exercisable
Exercise price range	Number outstanding at December 31, 2008	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Number exercisable at December 31, 2008	Weighted-average exercise price
$0.10 - $0.50	6,166,160	1	$0.38	5,984,160	$0.38

$0.51 - $1.00	3,334,760	1	$0.86	2,866,760	$0.86

$1.01 - $1.50	109,200	2	$1.20	109,200	$1.20

$1.51 - $2.00	1,974,960	1	$1.90	1,974,960	$1.90

$2.01 - $2.14	953,402	1	$2.14	953,402	$2.14

	12,538,482	1	$1.04	11,888,482	$1.02

The following table summarizes information about stock options issued to non-employees during the three years ended December 31, 2008:

	Shares	Exercise price per share	Weighted-average exercise price
Outstanding at December 31, 2005	12,235,599	$0.24-2.26	$1.08

Granted	416,000	$1.80	$1.80
Exercised	(67,186)	$0.48	$0.48
Expired	(1,144,000)	$0.48-1.58	$1.49
Forfeited	(6,240,000)	$0.34-1.92	$0.88
Outstanding at December 31, 2006	5,200,413	$0.24-2.26	$1.63

Expired	(1,232,814)	$0.24-0.72	$0.48
Outstanding at December 31, 2007	3,967,599	$0.48-2.26	$1.56

Granted	11,518,000	$0.29-0.96	$0.54
Expired	(1,040,000)	$1.92-2.26	$2.09
Outstanding at December 31, 2008	14,445,599	$0.29-2.26	$0.71

Options excercisable at December 31, 2008	11,216,399	$0.48-2.26	$0.74
Options excercisable at December 31, 2007	3,546,399	$0.48-2.26	$1.53
Options excercisable at December 31, 2006	4,779,213	$0.24-2.26	$1.27

In addition to the non-employee option activity presented above, IFT’s Board authorized 11,350,000 options to non-employees during 2008, which have not yet been granted.  It is possible that a smaller amount than this total will ultimately be granted.

Note 4.  Stock-based Compensation

Stock-based compensation expense recorded in 2008, 2007 and 2006 is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Awards to employees/Directors	$112,916	$(79,902)	$1,094,154
Awards to non-employees	2,783,313	(7,890)	167,801
Stock option modifications	-	206,764	-
	___________	___________	___________
Total stock-based compensation expense	$2,896,229	$118,972	$1,261,955

Employee and Director awards

In 2008, we granted 390,000 stock options to employees and Directors.  52,000 of these options vested immediately, with the remaining options vesting on December 31, 2009 and expiring in 2012 and 2013.  During 2008, 104,000 non-vested employee options were forfeited resulting in the reversal of $17,733 of previously recorded stock-based compensation expense, including $6,333 from 2007.

In 2007, we granted 617,760 stock options to employees and Directors.  104,000 of these options were subsequently forfeited due to the departure of an employee before the options vested.  97,760 of these options vested immediately, with the remaining options having a vesting period ranging between 24 and 30 months and expire in 2010 and 2012.  During 2007, 580,701 non-vested employee options were forfeited resulting in the reversal of $381,012 of previously recorded stock-based compensation expense, including $296,410 from prior years.

In 2006, we granted 161,200 stock options to employees and Directors.  52,000 of these options vested immediately and the remaining options have a vesting period ranging between 17 and 24 months, and have exercise prices ranging from $0.49 to $1.20 and expire in 2011.

The following table provides the primary assumptions used to value employee and Director stock-based compensation for the years indicated:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006

Weighted-average fair value of options granted	$0.38	$0.33	$1.38
Weighted-average assumptions:
Risk-free interest rate	2.72%	4.79%	4.62%
Dividend yield	-	-	-
Expected volatility	1.2	1.1	1.2
Expected option life (years)	5	5	5

As of December 31, 2008, there was $110,029 of total unrecognized compensation cost related to outstanding options granted to employees and Directors.   The cost is expected to be recognized over a weighted-average period of 23 months.

Non-employee awards

During 2008, we granted 11,518,000 stock options to non-employees. 5,694,000 of these options vested immediately during 2008 and expire in 2010 and 2013.  5,616,000 of these options have vesting contingent upon certain triggering events based on exercising of other related options and investor relations milestones not yet achieved (the expiration dates of these options are dependent on vesting and therefore cannot yet be determined).  The remaining 208,000 options granted to non-employees during 2008 vest on December 31, 2009 and expire in 2012 and 2013.  The fair value of these unvested options (without contingent vesting criteria) is being expensed over the applicable vesting period.  During 2008, 1,040,000 non-employee options expired.

No options or warrants were granted to non-employees during 2007.  1,232,814 options issued to non-employees expired during 2007.

During 2006, we granted 416,000 stock options to non-employees.  These options vested over a 24-month period and the fair value of the options was expensed over the vesting period.  During 2006, 6,240,000 non-employee options previously issued in 2004 were cancelled, as vesting triggering events (primarily based on revenues) were not achieved within stipulated contractual time frames.  Also, 1,144,000 non-employee options expired in 2006.

Services performed by non-employees who were granted options include product/distribution consulting, technology consulting, investor relations and legal services. The weighted-average fair value for such options that have had a fair value calculation applied ($0.21 for 2008 and $1.54 for 2006) was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 2.50% for 2008 and 4.51% for 2006; volatility factors of 0.91 for 2008 and 1.22 for 2006; and a weighted-average expected life of the option of approximately 2 and 5 years for 2008 and 2006, respectively.

208,000 options for services performed by non-employees who were granted options for product and technology consulting are subject to quarterly revaluation since they do not include a measurable performance commitment to determine vesting.  The fair values for such options are updated quarterly for unvested options and future expense is adjusted accordingly.

As of December 31, 2008 and 2007, there was an immaterial amount of unrecognized compensation cost related to outstanding options granted to non-employees, excluding potential expense if certain triggering events are met.

The weighted-average remaining contractual term (in years) of the non-employee options outstanding at December 31, 2008, 2007 and 2006 is 1.51, 2.32 and 2.72, respectively.  The weighted-average remaining contractual term (in years) for non-employee options outstanding at December 31, 2008 calculation excludes 5,621,200 options that do not yet have established expiration dates due to expirations being dependent on contingent vesting triggering events.  These options have expiration dates ranging from twelve to twenty-four months from the date (contingent) vesting occurs.

The aggregate intrinsic value (defined as the excess of the market price of our common stock as of the end of the period over the exercise price of the related stock options) for all stock options (employee, Director and non-employee) outstanding and exercisable as of December 31, 2008 was $71,011.

We did not receive proceeds for stock options exercised during 2008 or 2007.  In 2006, we received proceeds of $32,301 for 67,187 stock options exercised by a former Director with an intrinsic value of $42,911.

Stock option modifications

We recognized $206,764 of additional stock-based compensation expense in the second quarter of 2007 as a result of extending the expiration date of certain options from August 2007 to December 2009.

Other

Late in the first quarter of 2008, we began negotiations with third parties that ultimately culminated in a successful equity raise during the second quarter of 2008. Specifically, IFT sold 4,000,000 (unadjusted for the subsequent stock dividend) shares of common stock for $2,000,000, or $0.50 per share. This transaction was agreed to on April 22, 2008 at which time the closing price of IFT’s common stock was $0.42 per share. Pursuant to an agreement, the entire $2,000,000 was received by June 9, 2008. In accordance with the accounting standards, since the agreement entitled the third party to purchase these shares of common stock over a period of time, the agreement was valued based on the fair value of the purchase option resulting in $999,000 of stock-based compensation expense.

Note 5.   Income Taxes

Deferred income taxes reflect the net income tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as income tax credit carry-forwards. The tax effects of temporary differences and credits that give rise to significant portions of the net deferred income tax asset are as follows:

	December 31,
	2008	2007	2006
Net operating loss carry-forwards	$14,749,000	$13,685,000	$12,481,000
Intangible assets	450,000	630,000	744,000
Stock-based compensation expense	3,231,000	2,076,000	2,037,000
Non-deductible accruals	162,000	174,000	219,000
	18,592,000	16,565,000	15,481,000
Less valuation allowance	(18,592,000)	(16,565,000)	(15,481,000)
Deferred tax asset	$-	$-	$-

A valuation allowance must be established for a deferred income tax asset if it is more likely than not that a tax benefit may not be realized from the asset in the future.  We have established a valuation allowance to the extent of our deferred income tax assets since it is not yet certain that absorption of the asset through future earnings will occur.

Net operating loss carry-forwards available to us for Federal tax purposes are as follows:

Balance	Expiration

$172,302	2012
729,807	2013
7,023,805	2019
4,563,340	2020
3,334,234	2021
3,107,920	2022
2,659,824	2023
2,348,545	2024
3,825,956	2025
3,566,224	2026
2,891,533	2027
2,649,526	2028
$36,873,016

The net operating loss carry-forwards presented above may be limited or lost due to past or future changes in ownership of IFT pursuant to current income tax regulations.

The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to the income tax benefit is as follows:

	Year ended December 31,
	2008	2007	2006

Tax benefit at federal statutory rate	$(1,722,000)	$(926,000)	$(1,783,000)
State taxes, net of federal income tax	(304,000)	(163,000)	(315,000)
Change in deferred tax valuation allowance	2,027,000	1,084,000	1,893,000
Other	(1,000)	5,000	205,000
Income tax benefit	$-	$-	$-

In June 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 became effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 effective January 1, 2007 with no impact to our financial statements.  No uncertain tax positions have been identified through December 31, 2008. If we did identify any uncertain tax positions, any accrued interest related to unrecognized tax expenses and penalties would be recorded in income tax expense.  Tax years going back to 1999 could remain open depending on how we utilize net operating loss carry-forwards in the future.

Note 6. Lease Commitment

We entered into a five-year operating lease for office space on January 1, 2002 that was scheduled to expire December 31, 2006.  During 2006, we amended this lease, extending the term through December 31, 2011.   Rent expense was $46,028, $44,499 and $55,006 during the fiscal years ended December 31, 2008, 2007 and 2006, respectively. We also entered into a five-year office equipment lease on October 4, 2005.  Future minimum lease payments as of December 31, 2008 are displayed below:

Year Ending December 31,
2009	$50,043
2010	50,306
2011	48,987
Total Minimum Lease Payments	$149,336

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

In December 2005, a former employee of IFT and a former consultant to IFT filed a joint lawsuit against us and certain of our Directors in the St. Louis County, Missouri Circuit Court. The relief sought by the plaintiffs included payment of compensation up to $120,000 per year under the former employee’s Employment Agreement, issuance of up to 5,025,921 shares of IFT stock under a Share Purchase Agreement entered into between each plaintiff and IFT in April 2001, and release from the plaintiffs’ non-competition obligations. The plaintiffs also alleged they were harmed by certain misrepresentations of IFT and were seeking an undetermined amount of damages for such alleged misrepresentations.  We filed counter-claims against the plaintiffs, seeking monetary damages and enforcement of the plaintiffs’ non-competition obligations. During the second quarter of 2007, this case was dismissed by the Missouri Circuit Court with no compensation paid to any party.  In June 2008, the plaintiffs re-filed their lawsuit and we re-filed our counter-claims.  The plaintiffs have again failed to appear for depositions and to permit discovery and we are in the process of re-filing our motion to dismiss, this time with prejudice.  The case is pending.  We continue to believe the plaintiffs’ claims have no merit.

On July 31, 2006, we received notice from the American Arbitration Association ("AAA") of a Demand for Arbitration dated July 27, 2006 received by the AAA naming IFT as Respondent and TPG Capital Partners (“TPG”), the prior Blencathia Acquisition Corporation (“Blencathia”) owner, as the Claimant.  The arbitration had been requested by TPG to resolve an alleged aggregate proceeds shortfall from the sale of IFT securities issued in the Blencathia merger.  TPG has claimed they sold some or all of the 312,000 shares and the sales have not generated at least $500,000 of proceeds, as guaranteed in the merger documents.

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and IFT participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter.  Informal discussions are ongoing.  It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on IFT.

On October 2, 2008, Giant Trading, Inc., Dion Friedland, Magnum Select Fund, Ltd., Magnum Growth Fund, Brett Friedland, Lara and Andrew Block, Cherise Metz and Charles Stride filed a lawsuit against us and certain of our Directors (Messrs. Burst, Carr and Demetriou) in the United States District Court, Southern District of Florida.  On February 3, 2009, Mr. Demetriou was dismissed without prejudice from the lawsuit because he was not served with process within the statutory period.  The lawsuit alleges federal securities fraud violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against all defendants, and violations of Section 20(a) of the Securities Act of 1933 against the individual defendants. The plaintiffs are seeking a judgment for damages of $5 million, interest, costs, and for such other relief the Court deems just and proper. We have filed for a change a venue to St. Louis, Missouri, which is currently pending. We do not believe the lawsuit has any merit and will vigorously defend our position.

On February 6, 2009 we filed an action against Fuel Technologies Ltd, Mega Connections, Ltd., FT Marketing Ltd, and the AAA, Cause No. 09SL-CC00550, in the Circuit Court of the County of St. Louis, Missouri.  In this action, IFT sought injunctive relief requiring the Defendants to litigate the claims asserted before the AAA in the Circuit Court of St. Louis County, Missouri.  On or about February 17, 2009 the Court entered an Order transferring these claims out of arbitration and into the Circuit Court of the County of St. Louis.  The claims initially filed before the AAA, but removed to the Circuit Court by IFT, is that IFT breached various marketing and distribution agreements by misrepresenting the state of IFT’s product development.  The case is in its earliest stages, no discovery has been undertaken to-date and we are unable to predict any outcome.  IFT believes it has meritorious defenses and intends to vigorously defend this action.

Note 8.  Note payable to a Related Party

During the fourth quarter of 2007, we obtained an unsecured $500,000 loan from Harry F. Demetriou, a Director of IFT and the holder of over 5% of our common stock. Pursuant to the terms of the loan, a promissory note was executed by IFT in favor of Mr. Demetriou in connection with the loan. Terms of the loan included interest to be accrued at a rate of 15% per year in arrears with principal and interest due and payable on January 1, 2009. The loan was guaranteed by Rex Carr, a Director of IFT and the holder of over 5% percent of our common stock. All IFT obligations related to this note were extinguished effective March 31, 2008 with the issuance of 1,040,000 restricted common shares of IFT stock to Mr. Demetriou.

The shares issued were valued at $400,000 (based on a $0.40/share previous day closing) and extinguished the $500,000 of principal balance and $23,836 of accrued interest.  The difference was deemed a contribution from Mr. Demetriou representing the excess of the aggregate liabilities over the fair value of the shares.

During the second quarter of 2008, IFT purchased 520,000 shares of its common stock from Mr. Demetriou for $250,000. We have applied the cost method to account for this treasury stock transaction in our financial statements.  Because the amount paid by IFT was less than the fair market value of the stock on the date of purchase (the closing price of our stock was $0.79 on June 18, 2008), the difference was recorded to additional paid-in capital as Mr. Demetriou was considered a holder of economic interest in IFT in accordance with SFAS 123R.

Note 9. Subsequent Events

On January 20, 2009, our Board of Directors declared a restricted stock dividend to shareholders of record at the close of business on February 4, 2009 (the “Record Date”) in the amount of 1 restricted share for every 25 common shares owned.  The distribution date was February 10, 2009. The restricted stock dividend is subject to resale conditions pursuant to Rule 144 of the Securities and Exchange Act.  This stock dividend has been retroactively reflected in our financial statements and notes to the financial statements.

On February 26, 2009, we received the first purchase order pursuant to a Memorandum of Understanding (“MOU”) with Libya Oil Holdings Limited, Tamoil, Libya Africa Investment Portfolio and Vision Oil Services Ltd.  Pursuant to the MOU, IFT will sell 600 metric tons of DiesoLIFT™ 10 at a price of 6,000 Euros (approximately $7,600) per metric ton to Vision Oil Services Ltd.  We received cash proceeds of approximately $2.9 million in February 2009, net of the related selling expenses, for this purchase order and expect a net cash margin of approximately $1,500,000 once the product is manufactured and delivered. We will recognize gross revenues of approximately $4.5 million after all of the DiesoLIFT™ 10 has been delivered, which we expect to occur in 2009.

During the first quarter of 2009, IFT repurchased the remaining 520,000 shares outstanding relating to a prior debt settlement with Harry F. Demetriou, a Director of IFT and the holder of over five (5%) percent of IFT’s common stock, for $250,000.

In March of 2009, we issued 8,650,000 restricted common shares (including 4,325,000 attachable warrants), receiving cash proceeds of $2,162,500.

Note 10. Quarterly Statements of Operation Information (Unaudited)

	For the Three Month Period Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Revenues	$30,597	$5,800	$76,451	$36,632
Net loss	$(584,962)	$(3,374,293)	$(557,404)	$(547,109)
Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.01)	$(0.01)
Weighted-average common shares outstanding	88,377,493	91,022,065	93,507,780	93,507,780

	For the Three Month Period Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Revenues	$11,872	$22,910	$34,288	$64,350
Net loss	$(1,176,273)	$(536,108)	$(492,980)	$(517,364)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted-average common shares outstanding	88,255,780	88,255,780	88,255,780	88,255,780

Note:  Quarterly totals presented above may not total to reported annual amounts due to rounding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL FUEL TECHNOLOGY, INC. (Registrant)

By:	/s/ Jonathan R. Burst	Date	March 31, 2009
Jonathan R. Burst
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jonathan R. Burst	Date	March 31, 2009
Jonathan R. Burst
Chairman of the Board and Chief Executive Officer (Principal executive officer)

By:	/s/ Stuart D. Beath	Date	March 31, 2009
Stuart D. Beath
Chief Financial Officer (Principal financial and accounting officer)

By:	/s/ Rex Carr	Date	March 31, 2009
Rex Carr
Director

By:	/s/ Harry F. Demetriou	Date	March 31, 2009
Harry F. Demetriou
Director

By:	/s/ Gary Kirk	Date	March 31, 2009
Gary Kirk
Director

By:	/s/ David B. Norris	Date	March 31, 2009
David B. Norris
Director