Form 10-Q
period 2009-03-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2009-05-08
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ________

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
_________________

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.

(Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares outstanding of registrant's only class of stock as of May 5, 2009: Common stock, par value $0.01 per share – 101,256,284 shares outstanding.

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$4,676,086	$299,127
Accounts receivable	87,304	94,318
Inventory	221,770	221,770
Prepaid expenses and other assets	16,504	19,152
Total Current Assets	5,001,664	634,367

Property and equipment
Machinery, equipment and office furniture	63,706	63,706
Accumulated depreciation	(54,246)	(52,628)
Net Property and Equipment	9,460	11,078

Goodwill	2,211,805	2,211,805

Total Assets	$7,222,929	$2,857,250

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$346,043	$252,872
Accrued compensation	19,123	5,048
Deferred revenue (Note 7)	2,998,242	-
Other accrued expenses (Note 4)	350,000	350,000
Total Current Liabilities	3,713,408	607,920

Total Liabilities	3,713,408	607,920

Commitments and contingencies

Stockholders' equity (Notes 3 and 4)
Common stock, $0.01 par value; 150,000,000 authorized, 101,672,284 (net of 1,040,000 shares held in treasury) and 93,542,284 (net of 520,000 shares held in treasury) shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1,027,123	940,623
Treasury stock (Note 5)	(519,000)	(395,000)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	62,507,411	60,168,501
Accumulated deficit	(58,686,090)	(57,644,871)
Total Stockholders' Equity	3,509,521	2,249,330

Total Liabilities and Stockholders' Equity	$7,222,929	$2,857,250

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008

Revenues	$76,331	$30,597

Operating expenses:
Cost of operations (exclusive of depreciation)	8,057	28,235
Selling, general and administrative expense (including stock-
based compensation expense) (Note 3)	1,108,767	690,639
Depreciation	1,618	2,129
Total operating expenses	1,118,442	721,003

Net loss from operations	(1,042,111)	(690,406)

Other non-operating income (Note 5)	-	123,836
Interest income (expense), net	892	(18,392)

Net loss	$(1,041,219)	$(584,962)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted-average common shares outstanding	95,213,959	88,377,493

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2009
(Unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2008	94,062,284	$940,623	$(395,000)	$(819,923)	$60,168,501	$(57,644,871)	$2,249,330
Proceeds from issuance of stock	8,650,000	86,500	-	-	2,076,000	-	2,162,500
Shares repurchased from Director (Note 5)	-	-	(124,000)	-	-	-	(124,000)
Expense relating to stock-based compensation (Note 3)	-	-	-	-	262,910	-	262,910
Net loss	-	-	-	-	-	(1,041,219)	(1,041,219)
Balance, March 31, 2009	102,712,284	$1,027,123	$(519,000)	$(819,923)	$62,507,411	$(58,686,090)	$3,509,521

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,041,219)	$(584,962)
Gain on conversion of debt to equity, net of interest expense	-	(105,137)
Shares issued for services	-	8,000
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,618	2,129
Loss on disposition of property and equipment	-	3
Non-cash stock-based compensation	388,910	27,509
Change in assets and liabilities:
Accounts receivable	7,014	53,469
Inventory	-	31,755
Prepaid expenses and other assets	2,648	(39,903)
Accounts payable	93,171	131,498
Accrued compensation	14,075	(11,879)
Deferred revenue	2,998,242	-
Net cash provided by (used in) operating activities	2,464,459	(487,518)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,162,500	200,000
Treasury stock purchase from a Director	(250,000)	-
Net cash provided by financing activities	1,912,500	200,000

Net increase (decrease) in cash and cash equivalents	4,376,959	(287,518)
Cash and cash equivalents, beginning of period	299,127	364,242
Cash and cash equivalents, end of period	$4,676,086	$76,724

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

International Fuel Technology, Inc. (“IFT”) is a technology company incorporated under the laws of the State of Nevada on April 9, 1996. We have developed a number of liquid fuel additive formulations that enhance the performance of petroleum-based fuels and petroleum-based fuels that are mixed with alternative fuels such as bio-diesel and ethanol. Our proprietary fuel additive formulations have been extensively tested and proven, when mixed with a host fuel, to: increase fuel economy; reduce harmful emissions, including green house gas emissions; enhance lubricity (reducing engine wear); act as a detergent in the fuel system; co-solve free water in the fuel system; and provide oxidation stability and deposit formation control in bio-diesel and bio-diesel fuel blends.

We began transitioning from a development stage technology company to a commercial entity during 2002 and have been increasing our product marketing and sales efforts since. Since the beginning of 2005 and early 2006, our efforts have been directed to commercializing our product slate, primarily our DiesoLIFT™ line of products developed for use with diesel fuel and bio-diesel fuel blends, by focusing on marketing, sales and distribution efforts.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.  We follow the same accounting policies in preparation of interim reports as we do in our annual statements.

Basic earnings per share are based upon the weighted-average number of common shares outstanding for the period.  Diluted earnings per share are based upon the weighted-average number of common and potentially dilutive common shares outstanding for the period.  Pursuant to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS 128”), no adjustment is made for diluted earnings per share purposes since we are reporting a net loss, and common stock equivalents would have an anti-dilutive effect.  As of March 31, 2009 and 2008, 33,285,556 and 17,662,556 shares, respectively, of common stock equivalents were excluded from the computation of diluted net loss per share since their effect would be anti-dilutive.

Note 2 – New Accounting Pronouncements

New Accounting Pronouncements Adopted

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, Applying the Acquisition Method (“SFAS 141R”), a revision of SFAS 141, Business Combinations. SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date. We adopted SFAS 141R effective January 1, 2009 with no impact to our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The provisions of SFAS 160 are applied prospectively upon adoption except for the presentation and disclosure requirements, which are applied retrospectively.  The provisions of SFAS 160 did not apply to IFT and therefore had no impact on our financial position, results of operations or cash flows.

Effective January 1, 2008, IFT partially adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 applies to most current accounting pronouncements that require or permit fair value measurements. SFAS 157 provides a framework for measuring fair value and requires expanded disclosures about fair value methods and inputs by establishing a hierarchy for ranking the quality and reliability of the information used by management to measure and report amounts at fair value.

In 2008, IFT had only partially applied the provisions of SFAS 157 as management elected the deferral provisions of FASB Staff Position (“FSP”) SFAS 157-2 as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until January 1, 2009 for IFT.  The major categories of assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis includes goodwill which is reported at fair value as a result of impairment testing.  There was no impact to our financial position, results of operations, or cash flows as a result of the adoption of SFAS 157 for non-financial assets and liabilities.

During June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”), which is effective for fiscal years beginning after December 15, 2008.  EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities  (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). EITF 07-05 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. We adopted EITF 07-05 effective January 1, 2009 with no impact to our financial position, results of operations or cash flows.

During June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, which effectively considers any outstanding unvested share-based payment awards that contain dividend provisions during the requisite service period and that are not required to be forfeited by the employee, to participate in the undistributed earnings of a company. Application of this FSP, specifically any changes to forfeiture estimates that result from the application should not change prior or current earnings-per-share computation. This FSP requires retroactive adoption and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted EITF 03-6-1 effective January 1, 2009 with no impact to our financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

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

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009 subject to certain restrictions.  We did not elect early adoption in the quarter ended March 31, 2009 and, therefore, will apply the provisions of this FSP for the quarter ending June 30, 2009.

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

The value of options and warrants issued to non-employees upon the date of issuance are expensed over the related service periods.  For non-employee options that are not subject to a performance criterion, we recompute the value of the unvested options each quarter-end and adjust the related compensation expense for the new value. That new value is based on various assumptions using end-of-quarter information. For non-employee options subject to a performance criterion, of which we have 317,200 options outstanding, expense is recognized when it becomes probable that the performance criterion will be met.

Stock-based compensation expense recorded in the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Stock-based compensation to employees/Directors	$178,684	$22,172
Stock-based compensation to non-employees	210,226	13,337
Total stock-based compensation expense	$388,910	$35,509

Employee and Director awards

During the first quarter of 2009, 20,000 employee options were granted.  Assumptions used to determine the average fair value of these awards ($0.18 per option) included an expected term of 5 years, a volatility rate of 106% and a risk free interest rate of 1.79%.

During the first quarter of 2008, 182,000 employee options were granted.  Assumptions used to determine the average fair value of these awards ($0.23 per option) included an expected term of 5 years, a volatility rate of 118% and a risk free interest rate of 2.73%.

No options were granted to Directors in the first quarters of 2009 and 2008.

Non-employee awards

In the first quarter of 2009, 800,000 stock options were granted to non-employee consultants for services. These options vested immediately and the fair value of the option expense was recognized immediately at the various grant dates. Assumptions used to determine the weighted-average fair value of these awards ($0.18 per option) included an expected term of 5 years, a volatility rate of 106% and a risk free interest rate of 1.93%.

In the first quarter of 2009, 2,600,000 options previously granted to non-employee consultants for services vested as contingent triggering events were met. The fair market value of the related options expense was recognized immediately upon vesting.  Assumptions used to determine the weighted-average fair value of these awards ($0.02 per option) included an expected term of 1 year, a volatility rate of 98% and a risk free interest rate of 0.73%.

In the first quarter of 2008, 104,000 stock options were granted to a non-employee consultant for services.  These options originally had a vesting period of 22.5 months. The fair value of these options was recomputed at each quarter-end and was being expensed over the vesting period.  During the first quarter of 2009, these options were modified to have immediate vesting and we recognized full expense for these options.

Other

No shares of our common stock were sold or issued to non-employees for services during the first three months of 2009.  During the first quarter of 2008, we issued 52,000 shares of our common stock to non-employees for services.

During the first quarter of 2009, we received proceeds of $2,162,500 for the sale of 8,650,000 restricted shares of our common stock.  In connection with this equity raise, we issued warrants to purchase an additional 4,325,000 shares of our common stock at a price of $0.25 per share.  The warrants became immediately exercisable upon issuance and expire five years from the grant date.

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent.  Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock.  The remaining $350,000 obligation is reflected as a current accrued expense.  We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.  The 312,000 shares are reflected as outstanding for earnings per share computations.

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

Note 5 – Note Payable to a Related Party

During the fourth quarter of 2007, we obtained an unsecured $500,000 loan from Harry F. Demetriou, a Director of IFT and the holder of over 5% of our common stock. Pursuant to the terms of the loan, a promissory note was executed by IFT in favor of Mr. Demetriou in connection with the loan. Terms of the loan included interest to be accrued at a rate of 15% per year in arrears with principal and interest due and payable on January 1, 2009. The loan was guaranteed by Rex Carr, a Director of IFT and the holder of over 5% percent of our common stock. All IFT obligations related to this note were extinguished effective March 31, 2008 with the issuance of 1,040,000 restricted common shares of IFT stock to Mr. Demetriou.  The shares issued were valued at $400,000 (based on a $0.40/share previous day closing) and extinguished the $500,000 of principal balance and $23,836 of accrued interest.  During the first quarter of 2008, a non-operating income gain of $123,836 was recorded based on the aggregate liabilities exceeding the fair value of the shares.  However, during the second quarter of 2008 the non-operating gain was reversed and recorded to additional paid-in capital as the excess was deemed a contribution from Mr. Demetriou.

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

During the first quarter of 2009, IFT purchased the remaining 520,000 common shares outstanding relating to the debt settlement with Mr. Demetriou for an aggregate of $250,000. We have applied the cost method to account for these treasury stock transactions in our financial statements.  Because the amount paid by IFT exceeded the fair market value of the stock on the dates of purchase, the cumulative difference of $126,000 was recorded to stock compensation expenses as Mr. Demetriou was considered a holder of economic interest in IFT in accordance with SFAS 123R.

Note 6 - Equity Commitment from a Related Party

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of IFT and a holder of over 5% of our common stock. Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in IFT, at such time or times as we may request, in the form of a purchase or purchases of restricted common stock of IFT. IFT may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of shares of restricted common stock of IFT equal to the value of the investment then provided to IFT. The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on The OTC Bulletin Board on the date of the sale.  There is no stipulation regarding the duration of this commitment. As of March 31, 2009. $800,000 was available under this equity commitment.

On April 14, 2009, we repurchased 416,000 restricted common shares from Mr. Carr for $200,000.  $1,000,000 is now currently available under this equity commitment. We will apply the cost method to account for this treasury stock transaction in our financial statements for the second quarter of 2009.  Because the amount paid by IFT exceeded the fair market value of the stock on the date of purchase, the cumulative difference of $54,400 will be recorded to stock compensation expense as Mr. Carr is considered a holder of economic interest in IFT in accordance with SFAS 123R.

Note 7 – Deferred Revenue

On February 26, 2009, we received the first purchase order pursuant to a Memorandum of Understanding (“MOU”) with Libya Oil Holdings Limited, Tamoil, Libya Africa Investment Portfolio and Vision Oil Services Ltd. ("VOS").  Pursuant to the MOU, IFT will sell 600 metric tons of DiesoLIFT™ 10 at a price of 6,000 Euros (approximately $7,600) per metric ton to VOS.  We received cash proceeds of approximately $3 million from VOS in February 2009, net of the related selling expenses, for this purchase order and expect a net cash margin of approximately $1.5 million once the product is manufactured and delivered. We will recognize gross revenues of approximately $4.5 million after all of the DiesoLIFT™ 10 has been delivered, which we expect to occur in 2009.  No such revenues were recorded during the first quarter of 2009.

VOS is the exclusive distribution partner for sales of IFT's products to Libya Oil Holdings and Tamoil, which are affiliated with VOS.

Note 8 - Stock Dividend

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

Stockholders' Equity presented for 2008 herein has been slightly adjusted from the presentation in our 2008 annual report on Form 10-K, reflecting a difference between the actual number of restricted common dividend shares issued (3,650,701) and the estimated restricted common dividend share issuance amount (3,616,197) used for our 2008 annual report on Form 10-K disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying financial statements.  This discussion should be read in conjunction with the financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2008.

Forward-looking Statements and Associated Risks

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control, including, but not limited to, economic, competitive and other factors affecting our operations, markets, products and services, expansion strategies and other factors described elsewhere in this report and documents filed by us with the Securities and Exchange Commission (“SEC”), including in our annual report on Form 10-K for the year ended December 31, 2008 under the “Risk Factors” section.  Actual results could differ materially from these forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, prove accurate.  We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Overview

We are a technology company that has developed a number of liquid fuel additive formulations that enhance the performance of petroleum-based fuels and petroleum-based fuels that are mixed with alternative fuels such as bio-diesel and ethanol.

To date, IFT’s commercialization efforts have focused primarily on two proprietary products: DiesoLIFT™ 10 and DiesoLIFT™ BD-3. DiesoLIFT™ 10 was developed to increase fuel economy, reduce harmful emissions and reduce maintenance costs when mixed with diesel fuel and bio-diesel fuel blends. DiesoLIFT™ BD-3 was developed to address oxidation stability and deposit control issues associated with bio-diesel fuel use, both pure or in blends.

The potential market for DiesoLIFT™ 10 and DiesoLIFT™ BD-3 is massive. Virtually every gallon of diesel and bio-diesel fuel consumed in the world today is a potential market for IFT fuel additive technologies.

IFT’s proprietary technology has been extensively tested and verified at a number of prominent independent test laboratories all over the world. IFT believes this separates it from most of the other fuel additive companies in the marketplace today.

For example, DiesoLIFT™ 10 has been tested at the following independent test laboratories and has consistently demonstrated the ability to increase fuel economy, on average by 5%:

•	In the U.S.: Southwest Research Institute and Motive Power;
•	In the U.K.: MI Technologies and Prodrive;
•	In Canada: the Forest Engineering Research Institute of Canada;
•	In South Africa: Gerotek Test Facilities; and
•	In China: Tsinghua University.

In addition, numerous field trials all over the world have validated these independent laboratories’ test results. DiesoLIFT™ 10 has been tested in the field with road transport, rail and stationary power generation applications and has consistently demonstrated the ability to improve fuel economy, on average by 5%.

DiesoLIFT™ BD-3 has been tested at the following independent test laboratories and has consistently demonstrated that it is the top performing fuel additive technology in the market today for addressing oxidation stability and deposit control in bio-diesel fuel blends:

•	In Belgium: BfB Laboratories; and
•	In the U.S.: Montana State University - Northern.

Both products are easy to use. Once the additive is splash blended with a base fuel, the mixture forms into and remains a stable solution. Unlike traditional fuel additives, which are derived from petroleum, DiesoLIFT™ 10 and DiesoLIFT™ BD-3 are derived from a complex mixture of detergent substances (surfactant chemistry) that utilize naturally occurring fractions that are bio-degradable.

The manufacture of IFT’s additive formulations is outsourced to Multisol (France) and Air Products and Chemicals, Inc. (U.S.). These relationships allow IFT to consistently deliver quality additive formulations on a timely basis.

The commercial goal of IFT is the bulk sale (by the ton) of DiesoLIFT™ 10 and DiesoLIFT™ BD-3 to the following major end-users of diesel fuel and bio-diesel fuel blends:

•	railroads;
•	stationary power generation operators;
•	centrally-fueled truck/bus fleets; and
•	marine vessel operators.

IFT’s primary strategy to achieve this goal is to outsource marketing and distribution by partnering with oil companies and prominent fuel additive distribution companies with existing customers and distribution channels. For example, IFT has distribution relationships with Multisol (France), Caldic (U.K.), Nordmann Rassmann (Germany), Tide Water Oil Co. (India) and Nulon India (India).

The first major commercial breakthrough for IFT occurred in February 2009 when we sold 600 metric tons of DiesoLIFT™ 10 to Vision Oil Services (“VOS”). VOS is IFT’s exclusive distribution partner for sales of IFT products to Tamoil and Libya Oil Holdings, which are affiliated with VOS. In addition, we continued to make sales of product to multiple distribution partners in the first quarter of 2009.  We are also in the evaluation phase with numerous large scale projects all over the world.  If positive results are achieved in these projects, we anticipate that they will lead to additional revenues in 2009.

In summary, IFT has clearly demonstrated that it has two of the top performing fuel additive formulations in the world today, DiesoLIFT™ 10 and DiesoLIFT™ BD-3. We have emerged from the research and development phase and are in the early stages of commercializing our technology. Through distribution partners, we have clients that are purchasing and using our products. The time consuming process of tests and trials in which we have been engaged has led to real commercial opportunities which have generated revenues in the first quarter of 2009.

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Revenues

Net revenue for the three months ended March 31, 2009 was $76,331, as compared to $30,597 for the three-month period ended March 31, 2008.  Sales revenue in the first quarter of 2009 was primarily due to sales to distributors. Sales revenue in the first quarter of 2008 was due to sales to end-user customers, customers engaged in field trials and to distributors, partially offset by a customer return of $6,375.  Sales revenue generated during the first three months of 2009 was generated from the sale of DiesoLIFT™ 10 and DiesoLIFT™ BD-3.  Sales revenue generated during the first three months of 2008 was primarily generated from the sale of DiesoLIFT™ 10.

Operating Expenses

Total operating expense was $1,118,442 for the three months ended March 31, 2009, as compared to $721,003 for the three-month period ended March 31, 2008.  This $397,439 increase from the prior period was primarily attributable to an increase in selling, general and administrative expense, partially offset by a decrease in cost of operations expense.  These fluctuations are more fully described below.

Cost of Operations (exclusive of depreciation)

Cost of operations (exclusive of depreciation) was $8,057 for the three months ended March 31, 2009, as compared to $28,235 for the three-month period ended March 31, 2008.  This decrease, despite increased revenues, was due to a favorable re-purchase of existing DiesoLIFT™ 10 from a former distributor in the first quarter of 2009.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2009 was $1,108,767 (including stock-based compensation of $388,910), as compared to $690,639 (including stock-based compensation of $35,509) for the three-month period ended March 31, 2008. This increase of $418,128 was primarily attributable to the following activities:

•
an increase in stock-based compensation expense ($353,401) primarily due to expense recorded on options granted with immediate vesting and the vesting of previous option grants during the first quarter of 2009 (approximately $228,000), and expense recorded for treasury stock purchases ($126,000).

•
an increase in legal expense ($69,914) primarily due to the defense of a lawsuit filed by a former distribution partner and current investor (activities that did not exist in the prior comparable period);

•	an increase in bank charges ($55,007) primarily related to the first quarter 2009 prepaid cash receipt of a sales order from VOS;
•
a decrease in investor relations expense ($43,989) primarily due to less trailing expenses related to proxy mailings and registration statement drafts (not present in the current period) and a decrease in due diligence fees paid for potential investors’ efforts; and

•
a decrease in advertising and marketing expense ($29,956) primarily due to less U.K. rail print media and trade conference promotion (approximately $18,000) and fewer promotional product samples provided for field trials (approximately $5,500), compared to the prior comparable period.

Depreciation Expense

Depreciation expense was $1,618 for the three months ended March 31, 2009, as compared to $2,129 for the three months ended March 31, 2008.  This decrease was primarily attributable to property and equipment becoming fully depreciated in the first quarter of 2009.

Interest Income (Expense)

Net interest income (expense) for the three months ended March 31, 2009 was $892, as compared to $(18,392) for the three months ended March 31, 2008. The increase in net interest income (expense) is primarily attributable to interest expense recorded in the prior comparable period related to debt issued in the fourth quarter of 2007.  This debt was subsequently converted to equity effective March 31, 2008.

Other Non-operating Income

Other non-operating income for the three months ended March 31, 2008 was due to a gain recorded upon the conversion of debt to equity involving a transaction with Harry F. Demetriou, a Director of IFT and the holder of over 5% percent of our common stock.  This non-operating income gain was reversed during the second quarter of 2008 due to Mr. Demetriou being considered a holder of economic interest in IFT in accordance with the provisions of SFAS 123R.  The transaction was ultimately treated as a capital contribution to IFT with no gain on the conversion recorded during 2008.

Provision for Income Taxes

We have operated at a net loss since inception and have not recorded or paid any income taxes. We have significant net operating loss carry-forwards that would be recognized at such time as we demonstrate the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting primarily from the net operating loss carry-forwards has been fully reserved at March 31, 2009 with a valuation allowance.

Net Loss

Net loss for the three months ended March 31, 2009 was $1,041,219, as compared to $584,962 for the three months ended March 31, 2008.  The increase in net loss was primarily due to an increase in stock-based compensation expense, legal expense and bank fees, partially offset by decreases in other non-operating income, investor relations expense and advertising and marketing expense as described above.  The basic and diluted net loss per common share for the three months ended March 31, 2009 and 2008 was $(0.01).

New Accounting Pronouncements

New Accounting Pronouncements Adopted

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, Applying the Acquisition Method (“SFAS 141R”), a revision of SFAS 141, Business Combinations. SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date. We adopted SFAS 141R effective January 1, 2009 with no impact to our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The provisions of SFAS 160 are applied prospectively upon adoption except for the presentation and disclosure requirements, which are applied retrospectively.  The provisions of SFAS 160 did not apply to IFT and therefore had no impact on our financial position, results of operations or cash flows.

Effective January 1, 2008, IFT partially adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 applies to most current accounting pronouncements that require or permit fair value measurements. SFAS 157 provides a framework for measuring fair value and requires expanded disclosures about fair value methods and inputs by establishing a hierarchy for ranking the quality and reliability of the information used by management to measure and report amounts at fair value.

In 2008, IFT had only partially applied the provisions of SFAS 157 as management elected the deferral provisions of FASB Staff Position (“FSP”) SFAS 157-2 as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until January 1, 2009 for IFT.  The major categories of assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis includes goodwill which is reported at fair value as a result of impairment testing.  There was no impact to our financial position, results of operations, or cash flows as a result of the adoption of SFAS 157 for non-financial assets and liabilities.

During June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”), which is effective for fiscal years beginning after December 15, 2008.  EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities  (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). EITF 07-05 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. We adopted EITF 07-05 effective January 1, 2009 with no impact to our financial position, results of operations or cash flows.

During June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, which effectively considers any outstanding unvested share-based payment awards that contain dividend provisions during the requisite service period and that are not required to be forfeited by the employee, to participate in the undistributed earnings of a company. Application of this FSP, specifically any changes to forfeiture estimates that result from the application should not change prior or current earnings-per-share computation. This FSP requires retroactive adoption and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted EITF 03-6-1 effective January 1, 2009 with no impact to our financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

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

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009 subject to certain restrictions.  We did not elect early adoption in the quarter ended March 31, 2009 and, therefore, will apply the provisions of this FSP for the quarter ending June 30, 2009.

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

To test impairment, we use the market approach to determine the fair value of the Company.  Following this approach, the fair value of the business exceeded the carrying value of the business as of March 31, 2009.  As a result, no impairment of goodwill was recorded.

Deferred income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At March 31, 2009, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.

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

While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, as a result of first quarter 2009 equity raise activities ($2,162,500), cash received for a prepaid sales purchase order during the first quarter of 2009 (net cash margin expected of approximately $1,500,000) and the remaining equity commitment of $1,000,000 (entered into with a related party Board member of IFT and significant shareholder during 2008), we have adequate cash and cash equivalents balances and commitments to fund operations through at least the end of 2010.  If we are unable to generate positive and sustainable operating cash flows in time, we would need to raise additional capital to fund our future operations.

Cash provided by (used in) operating activities was $2,464,459 for the three months ended March 31, 2009, compared to $(487,518) for the three months ended March 31, 2008.  The increase in cash flow from operating activities was due primarily to cash received from a prepaid sales order from VOS during the first quarter of 2009.

Cash provided by financing activities was $1,912,500 for the three months ended March 31, 2009, as compared to $200,000 for the three months ended March 31, 2008.  The increase in financing cash flow was primarily due to increased cash proceeds obtained from the issuance of equity.  During the first quarter of 2009, we raised $2,162,500 with the issuance of 8,650,000 restricted shares of our common stock.  During the first quarter of 2008, we raised $200,000 with the issuance of 416,000 restricted shares of our common stock to a related party.  During the first quarter of 2009, we also had treasury stock acquisitions ($250,000 of cash disbursements) related to the re-purchases of shares previously owned by a Director.

Net cash increased by $4,376,959 for the three months ended March 31, 2009, as compared to a decrease in net cash of $287,518 for the three months ended March 31, 2008.

Working capital at March 31, 2009 was $1,288,256, as compared to $26,447 at December 31, 2008.  This increase was primarily attributable to a first quarter 2009 equity funding of $2,162,500, partially offset by cash operating expenses incurred during the first three months of 2009.

During the three months ended March 31, 2009 and March 31, 2008, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Item 4(T). Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2009.  Disclosure controls and procedures are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures include some, but not all, components of our internal control over financial reporting.  Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009 due to an existing material weakness in our internal control over financial reporting as discussed below.

Change in Internal Control over Financial Reporting

In our annual report on Form 10-K for the fiscal year ended December 31, 2008, management identified a material weakness related to IFT’s limited accounting personnel with sufficient expertise, accounting knowledge and training in GAAP and financial reporting requirements. Specifically, IFT lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on at timely basis.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

Plan for Remediation

Some of the remediation action steps discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2008 are dependent on the completion of a financing to support operations for at least two years.  As such financing has not yet been fully achieved, we have not yet been able to consider the hiring of additional accounting and finance staff with the commensurate knowledge, experience and training necessary to complement the current staff in the financial reporting functions.

During the fiscal quarter ended March 31, 2009, we were unable to further develop our financial statement closing and reporting practices to include additional levels of checks and balances in our procedures and a timely review.  The actions we plan to take are subject to continued management review supported by confirmation and testing, as well as audit committee oversight.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 16, 2009, we sold 400,000 shares of our common stock and 200,000 warrants to purchase our common stock for $100,000.  The warrants vested immediately, have an exercise price of $0.25 and expire five years from the grant date.  The private placement involved the sale of securities to an accredited investor. The transaction was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933 ("Rule 506"), as the securities were sold to an accredited investor.

In addition, on March 18, 2009, we sold 40,000 shares of our common stock and 20,000 warrants to purchase our common stock for an aggregate of $10,000.  The warrants vested immediately, have an exercise price of $0.25 and expire five years from the grant date.  The private placement involved the sale of securities to an accredited investor. The transaction was exempt from registration pursuant to Rule 506, as the securities were sold to an accredited investor.

The private placements did not involve underwriters or broker-dealers. Therefore, there were no underwriting discounts or commissions.

During the first quarter of 2009, we repurchased shares of our common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2009 – January 31, 2009	0	N/A	N/A	N/A

February 1, 2009 – February 28, 2009	312,000 (1)	$0.48	0	N/A (2)

March 1, 2009 – March 31, 2009	208,000 (3)	$0.48	0	N/A (2)

Total	520,000	$0.48	0	N/A (2)

(1)
None of these shares were purchased through a publicly announced plan or program.  All of these shares were purchased pursuant to a private arrangement involving IFT purchasing restricted shares from a Director of IFT and the holder of over 5% of our common stock.  See Note 5 to our financial statements herein.

(2)	Purchases were not part of a publicly announced plan or program.

(3)
None of these shares were purchased through a publicly announced plan or program.  All of these shares were purchased pursuant to private arrangements involving IFT purchasing restricted shares from a Director of IFT and the holder of over 5% of our common stock. See Note 5 to our financial statements herein.

Item 5.  Other Information

(a)	None.

(b)
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2008.

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

INTERNATIONAL FUEL TECHNOLOGY, INC. (Registrant)

Date: May 7, 2009	By:	/s/ Jonathan R. Burst
Jonathan R. Burst
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2009	By:	/s/ Stuart D. Beath
Stuart D. Beath
Chief Financial Officer
(Principal Financial Officer)