Form 10-Q
period 2009-06-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2009-08-14
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2009

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
_________________

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.

(Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares outstanding of registrant's only class of stock as of August 11, 2009: Common stock, par value $0.01 per share – 101,256,284 shares outstanding.

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$894,387	$299,127
Investments in certificates of deposit	3,000,000	-
Accounts receivable	9,457	94,318
Director and officer insurance receivable	147,594	-
Inventory	207,942	221,770
Prepaid expenses and other assets	21,569	19,152
Total Current Assets	4,280,949	634,367

Property and equipment
Machinery, equipment and office furniture	63,706	63,706
Accumulated depreciation	(55,394)	(52,628)
Net Property and Equipment	8,312	11,078

Goodwill	2,211,805	2,211,805

Total Assets	$6,501,066	$2,857,250

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$353,397	$252,872
Accrued compensation	36,831	5,048
Deferred revenue (Note 7)	2,998,242	-
Other accrued expenses (Note 4)	350,000	350,000
Total Current Liabilities	3,738,470	607,920

Total Liabilities	3,738,470	607,920

Commitments and contingencies

Stockholders' equity (Notes 3 and 4)
Common stock, $0.01 par value; 150,000,000 authorized, 101,256,284 (net of 1,456,000 shares held in treasury) and 93,542,284 (net of 520,000 shares held in treasury) shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1,027,123	940,623
Treasury stock (Notes 5 and 6)	(664,600)	(395,000)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	62,891,346	60,168,501
Accumulated deficit	(59,671,350)	(57,644,871)
Total Stockholders' Equity	2,762,596	2,249,330

Total Liabilities and Stockholders' Equity	$6,501,066	$2,857,250

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenues	$14,738	$5,800	$91,069	$36,397

Operating expenses:
Cost of operations (exclusive of depreciation)	13,896	(417)	21,953	27,818
Selling, general and administrative expense (including stock-
based compensation expense) (Note 3)	988,222	3,256,061	2,096,989	3,946,702
Depreciation	1,148	1,852	2,766	3,981
Total operating expenses	1,003,266	3,257,496	2,121,708	3,978,501

Net loss from operations	(988,528)	(3,251,696)	(2,030,639)	(3,942,104)

Other non-operating expense (Note 5)	-	(123,836)	-	-
Interest income (expense), net	3,268	1,239	4,160	(17,153)

Net loss	$(985,260)	$(3,374,293)	$(2,026,479)	$(3,959,257)

Basic and diluted net loss per common share	$(0.01)	$(0.04)	$(0.02)	$(0.04)

Weighted-average common shares outstanding	101,285,780	91,022,065	98,157,128	89,699,780

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2009
(Unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2008 (Note 8)	94,062,284	$940,623	$(395,000)	$(819,923)	$60,168,501	$(57,644,871)	$2,249,330
Proceeds from issuance of stock	8,650,000	86,500	-	-	2,076,000	-	2,162,500
Shares repurchased from Directors (Notes 5 and 6)	-	-	(269,600)	-	-	-	(269,600)
Expense relating to stock-based compensation (Note 3)	-	-	-	-	646,845	-	646,845
Net loss	-	-	-	-	-	(2,026,479)	(2,026,479)
Balance, June 30, 2009	102,712,284	$1,027,123	$(664,600)	$(819,923)	$62,891,346	$(59,671,350)	$2,762,596

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(2,026,479)	$(3,959,257)
Shares issued for services	-	8,000
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	2,766	3,980
Non-cash stock-based compensation	827,245	2,778,447
Change in assets and liabilities:
Accounts receivable and Director and officer receivable	(62,733)	52,111
Inventory	13,828	30,205
Prepaid expenses and other assets	(2,417)	(2,834)
Accounts payable	100,525	(19,697)
Accrued compensation	31,783	12,136
Deferred revenue	2,998,242	-
Net cash provided by (used in) operating activities	1,882,760	(1,096,909)

Cash flows from investing activities:
Purchase of Investment in certificates of deposit	(3,000,000)	-
Net cash used in investing activities	(3,000,000)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	2,162,500	2,250,000
Purchase of treasury stock (Notes 5 and 6)	(450,000)	(250,000)
Net cash provided by financing activities	1,712,500	2,000,000

Net increase in cash and cash equivalents	595,260	903,091
Cash and cash equivalents, beginning	299,127	364,242
Cash and cash equivalents, ending	$894,387	$1,267,333

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

We began transitioning from a development stage technology company to a commercial entity during 2002 and have been increasing our product marketing and sales efforts since that time. Since the beginning of 2005, our efforts have been directed to commercializing our product slate, primarily our DiesoLIFTTM line of products developed for use with diesel fuel and bio-diesel fuel blends, by focusing on marketing, sales and distribution efforts.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.  We follow the same accounting policies in preparation of interim reports as we do in our annual statements.  We have evaluated subsequent events through August 14, 2009, the date these financial statements were issued.

Basic earnings per share are based upon the weighted-average number of common shares outstanding for the period.  Diluted earnings per share are based upon the weighted-average number of common and potentially dilutive common shares outstanding for the period.  Pursuant to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS 128”), no adjustment is made for diluted earnings per share purposes since we are reporting a net loss, and common stock equivalents would have an anti-dilutive effect.  As of June 30, 2009 and 2008, 36,085,556 and 28,088,556 shares, respectively, of common stock equivalents were excluded from the computation of diluted net loss per share since their effect would be anti-dilutive.

Note 2 – New Accounting Pronouncements

New Accounting Pronouncements Adopted

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, Applying the Acquisition Method (“SFAS 141R”), a revision of SFAS 141, Business Combinations. SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R is applied prospectively to business combinations with an acquisition date on or after the effective date. We adopted SFAS 141R effective January 1, 2009 with no impact to our financial position, results of operations or cash flows.

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

SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  The fair value hierarchy, as defined by SFAS 157, contains three levels of inputs that may be used to measure fair value as follows:

▪	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that IFT has the ability to access;

▪
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and

▪	Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Beginning June 18, 2009, we purchased $3,000,000 of Certificates of deposit with maturities greater than 90 days.  We have determined that the inputs used to value these contracts fall within Level 1 of the fair value hierarchy.

The table below presents our assets measured at fair value on a recurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2009
Assets :
Certificates of deposit	$ 3,000,000	$-	$-	$ 3,000,000

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2009.

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

During June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, which effectively considers any outstanding unvested share-based payment awards that contain dividend provisions during the requisite service period and that are not required to be forfeited by the employee, to participate in the undistributed earnings of a company. Application of this FSP, and specifically any changes to forfeiture estimates that result from the application, should not change prior or current earnings-per-share computation. This FSP requires retroactive adoption and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted EITF 03-6-1 effective January 1, 2009 with no impact to our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009 subject to certain restrictions.  We did not elect early adoption in the quarter ended March 31, 2009.  We applied the provisions of this FSP for the quarter ending June 30, 2009 with no impact to our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP in the United States.  SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The FASB has stated that it does not expect SFAS 162 will result in a change in current practice.

On June 12, 2009, the FASB published two new accounting standards SFAS 166 and SFAS 167 that determine whether securitizations and other transfers of financial instruments are given off-balance sheet treatment. The revisions to the standards, expected to be effective Jan. 1, 2010 for issuers with calendar year ends, will result in many existing off-balance sheet securitizations being treated as secured financing and returning on-balance sheet. SFAS 166, Accounting for Transfers of Financial Assets, will amend SFAS 140 and SFAS 167, Amendments to FASB Interpretation (FIN) No. 46(R), will amend FIN 46(R). The adoption of SFAS 167 will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 will become the single source of authoritative non-governmental U.S. generally accepted accounting principles, superseding existing accounting literature. While not intended to change U.S. GAAP, the Codification significantly changes the way in which accounting literature is organized. SFAS 168 is effective for interim or annual reporting periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on our financial position, results of operations or cash flows. However, because the Codification completely replaces existing standards, it will affect the way U.S. GAAP is discussed in our financial statements.

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

Stock-based compensation expense recorded in the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Stock-based compensation to employees/Directors	$162,493	$31,260	$341,177	$53,432
Stock-based compensation to non-employees	275,842	2,719,678	486,068	2,725,015
Total stock-based compensation expense	$438,335	$2,750,938	$827,245	$2,778,447

Employee and Director awards

During the first quarter of 2009, 20,000 employee options were granted.  Assumptions used to determine the average fair value of these awards ($0.18 per option) included an expected term of 5 years, a volatility rate of 106% and a risk free interest rate of 1.79%.

During the second quarter of 2009, 1,350,000 employee options were granted.  Assumptions used to determine the average fair value of these awards ($0.26 per option) included an expected term of 4.75 years, a volatility rate of 107% and a risk free interest rate of 1.85%.

During the first quarter of 2008, 182,000 employee options were granted.  Assumptions used to determine the average fair value of these awards ($0.23 per option) included an expected term of 5 years, a volatility rate of 120% and a risk free interest rate of 2.73%.

During the second quarter of 2008, 156,000 employee options were granted.  Assumptions used to determine the average fair value of these awards ($0.63 per option) included an expected term of 5 years, a volatility rate of 118% and a risk free interest rate of 3.12%.

No options were granted to Directors for Director-related services in the first quarter of 2009 and the first two quarters of 2008.  During the second quarter of 2009, 200,000 options were granted to Directors for Director-related services. Assumptions used to determine the average fair value of these awards ($0.26 per option) included an expected term of 4.75 years, a volatility rate of 107% and a risk free interest rate of 1.85%.

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

In the first quarter of 2009, 2,600,000 options previously granted to non-employee consultants for services vested as contingent triggering events were met.  The fair value of the related option expense was recognized immediately upon vesting. Assumptions used to determine the weighted-average fair value of these awards ($0.02 per option) included an expected term of 1 year, a volatility rate of 98% and a risk free interest rate of 0.73%.

In the second quarter of 2009, 1,250,000 stock options were granted to non-employee consultants for services.  These options vested immediately and the fair value of the option expense was recognized immediately at the various grant dates. Assumptions used to determine the weighted-average fair value of these awards ($0.22 per option) included an expected term of 5 years, a volatility rate of 106% and a risk free interest rate of 2.28%.

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

In the second quarter of 2008, a total of 10,790,000 stock options were granted to non-employee consultants for services and to Directors for consulting services independent of their Directorship responsibilities.  These option grants are explained below.

During the second quarter of 2008, 10,400,000 stock options were granted to a non-employee consultant for future marketing and distribution efforts and completion of an equity raise.  5,200,000 of these options vested during the second quarter of 2008, based on performance criteria being met.  Accordingly, we immediately recognized expense related to these options.  Assumptions used to determine the average fair value of these options ($0.21 per option) included an expected term of 2 years, a volatility rate of 90% and a risk free interest rate of 2.63%.  2,600,000 of these options have a vesting schedule contingent upon performance criteria which have not yet occurred.  However, we recognized expense related to these options during the second quarter of 2008 since no consulting service obligation was associated with these options and based on the fact that a related consulting agreement was executed in March 2008.  Assumptions used to determine the average fair value of these options ($0.21 per option) included an expected term of approximately 3 years, a volatility rate of 88% and a risk free interest rate of 2.18%.  The remaining 2,600,000 options issued to this non-employee consultant had a vesting schedule contingent upon performance criteria which occurred during the first quarter of 2009 (as explained above).

During the second quarter of 2008, we also granted 390,000 stock options to other non-employee consultants. 182,000 of these options have a vesting schedule contingent upon performance criteria which has not yet occurred.  However, we recognized expense related to these options since they are not linked to any type of measurable consulting service obligation.  Assumptions used to determine the average fair value of these options (ranging between $0.20 and $0.37 per option) included expected terms of 5 years, volatility rates ranging between 118% and 120% and risk free interest rates ranging between 2.66% and 3.26%.

During the second quarter of 2008, 208,000 stock options were granted to a Director for consulting services independent of his Directorship responsibilities.  104,000 of these options vested immediately upon grant date, triggering immediate expense recognition. Assumptions used to determine the average fair value of these options ($0.37 per option) included an expected term of 5 years, a volatility rate of 118% and a risk free interest rate of

2.66%.  The remaining 104,000 options vest over a 19.5-month period.  The fair value of these options, which will be recomputed at each quarter-end as described above, will be expensed over the vesting period.

Other

No shares of our common stock were sold or issued to non-employees for services during the first two quarters of 2009 and second quarter of 2008.  During the first quarter of 2008, we issued 52,000 shares of our common stock to non-employees for services.

Late in the first quarter of 2008 we began negotiations with third parties that ultimately culminated in a successful equity raise during the second quarter of 2008.  Specifically, IFT sold 4,160,000 shares of common stock for $2,000,000, or $0.48 per share. This transaction was agreed to on April 22, 2008 at which time the closing price of IFT’s common stock was $0.42 per share.  Pursuant to an agreement, the entire $2,000,000 was received by June 9, 2008.  In accordance with the accounting standards, since the agreement entitled the third party to purchase shares of common stock over a period of time, the agreement was valued based on the fair value of the purchase option resulting in $999,000 of stock-based compensation expense. In addition, we received cash proceeds of $200,000 for the sale of 400,000 shares of our common stock to an accredited investor and Director of IFT.

During the second quarter of 2008, we received cash proceeds of $2,050,000 for the sale of 4,264,000 shares of our common stock to accredited investors. 104,000 of these shares were sold to a Director of IFT.

During the first quarter of 2009, we received proceeds of $2,162,500 for the sale of 8,650,000 restricted shares of our common stock.  In connection with this equity raise, we issued warrants to purchase an additional 4,325,000 shares of our common stock at a price of $0.25 per share.  The warrants became immediately exercisable upon issuance and expire five years from the grant date.

No stock options were exercised during the first two quarters of 2009 and 2008.

520,000 options previously granted to a non-employee consultant expired during the second quarter of 2008.

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

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and IFT participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter.  Informal discussions are ongoing.  It is not expected that the ultimate settlement of this matter, through the mediation or binding arbitration process, and considering we have recorded a liability for the shortfall amount, will have an additional material adverse effect on IFT.

Note 5 – Note Payable to a Related Party

During the fourth quarter of 2007, we obtained an unsecured $500,000 loan from Harry F. Demetriou, who was a Director of IFT until his death on May 26, 2009 and the holder of over 5% of our common stock. Pursuant to the terms of the loan, a promissory note was executed by IFT in favor of Mr. Demetriou in connection with the loan. Terms of the loan included interest to be accrued at a rate of 15% per year in arrears with principal and interest due and payable on January 1, 2009. The loan was guaranteed by Rex Carr, a Director of IFT and the holder of over 5% of our common stock. All IFT obligations related to this note were extinguished effective March 31, 2008 with the issuance of 1,040,000 restricted common shares of IFT stock to Mr. Demetriou.  The shares issued were valued at $400,000 (based on a $0.40/share previous day closing) and extinguished the $500,000 of principal balance and $23,836 of accrued interest.  During the first quarter of 2008, a non-operating income gain of $123,836 was recorded based on the aggregate liabilities exceeding the fair value of the shares.  However, during the second quarter of 2008 the non-operating gain was reversed and recorded to additional paid-in capital as the excess was deemed a contribution from Mr. Demetriou.

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

During the first quarter of 2009, IFT purchased the remaining 520,000 common shares outstanding relating to a prior debt settlement with Mr. Demetriou for an aggregate of $250,000. We have applied the cost method to account for these treasury stock transactions in our financial statements.  Because the amount paid by IFT exceeded the fair market value of the stock on the dates of purchase, the cumulative difference of $126,000 was recorded to stock compensation expense as Mr. Demetriou was considered a holder of economic interest in IFT in accordance with SFAS 123R.

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

On April 14, 2009, we repurchased 416,000 restricted common shares from Mr. Carr for $200,000.  $1,000,000 is now currently available under this equity commitment. We have applied the cost method to account for this treasury stock transaction in our financial statements for the second quarter of 2009.  Because the amount paid by

IFT exceeded the fair market value of the stock on the date of purchase, the cumulative difference of $54,400 has been recorded to stock compensation expense as Mr. Carr is considered a holder of economic interest in IFT in accordance with SFAS 123R.

Note 7 – Deferred Revenue

On February 26, 2009, we received the first purchase order pursuant to a Memorandum of Understanding (“MOU”) with Libya Oil Holdings Limited, Tamoil, Libya Africa Investment Portfolio and Vision Oil Services Ltd (“VOS”).  Pursuant to the MOU, IFT will sell 600 metric tons of DiesoLIFTTM 10 at a price of 6,000 Euros (approximately $7,600) per metric ton to VOS.  We received cash proceeds of approximately $3 million from VOS in February 2009, net of the related selling expenses, for this purchase order and expect a net cash margin of approximately $1.5 million once the product is manufactured and delivered. We will recognize gross revenues of approximately $4.5 million after all of the DiesoLIFTTM 10 has been delivered, which we expect to occur in 2009.  No such revenues were recorded during the first two quarters of 2009.

VOS is the exclusive distribution partner for sales of IFT’s products to Libya Oil Holdings and Tamoil, which are affiliated with VOS.

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

Stockholders’ Equity presented for 2008 herein has been slightly adjusted from the presentation in our 2008 annual report on Form 10-K, reflecting a difference between the actual number of restricted common dividend shares issued (3,650,701) and the estimated restricted common dividend share issuance amount (3,616,197) used for our 2008 annual report on Form 10-K disclosures.

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

To date, IFT’s commercialization efforts have focused primarily on two proprietary products: DiesoLIFTTM 10 and DiesoLIFTTM BD-3. DiesoLIFTTM 10 was developed to increase fuel economy, reduce harmful emissions and reduce maintenance costs when mixed with diesel fuel and bio-diesel fuel blends. DiesoLIFTTM BD-3 was developed to address oxidation stability and deposit control issues associated with bio-diesel fuel use, both pure or in blends.

The potential market for DiesoLIFTTM 10 and DiesoLIFTTM BD-3 is massive. Virtually every gallon of diesel and bio-diesel fuel consumed in the world today is a potential market for IFT fuel additive technologies.

IFT’s proprietary technology has been extensively tested and verified at a number of prominent independent test laboratories all over the world. IFT believes this separates it from most of the other fuel additive companies in the marketplace today.

For example, DiesoLIFTTM 10 has been tested at the following independent test laboratories and has consistently demonstrated the ability to increase fuel economy, on average by 5%:
  In the U.S.:   Southwest Research Institute and Motive Power;
  In the U.K.:  MI Technologies and Prodrive;
  In Canada:   the Forest Engineering Research Institute of Canada;
  In South Africa: Gerotek Test Facilities; and
  In China: Tsinghua University.
In addition, numerous field trials all over the world have validated these independent laboratories’ test results. DiesoLIFTTM 10 has been tested in the field with road transport, rail and stationary power generation applications and has consistently demonstrated the ability to improve fuel economy, on average by 5%.

DiesoLIFTTM BD-3 has been tested at the following independent test laboratories and has consistently demonstrated that it is the top performing fuel additive technology in the market today for addressing oxidation stability and deposit control in bio-diesel fuel blends:
  In Belgium:  BfB Laboratories; and
  In the U.S.: Montana State University - Northern.

Both products are easy to use. Once the additive is splash blended with a base fuel, the mixture forms into and remains a stable solution. Unlike traditional fuel additives, which are derived from petroleum, DiesoLIFTTM 10 and DiesoLIFTTM BD-3 are derived from a complex mixture of detergent substances (surfactant chemistry) that utilize naturally occurring fractions that are bio-degradable.

The manufacture of IFT’s additive formulations is outsourced to Multisol (France) and Air Products and Chemicals, Inc. (U.S.). These relationships allow IFT to consistently deliver quality additive formulations on a timely basis.

The commercial goal of IFT is the bulk sale (by the ton) of DiesoLIFTTM 10 and DiesoLIFTTM BD-3 to the following major end-users of diesel fuel and bio-diesel fuel blends:
  railroads;
  stationary power generation operators;
  centrally-fueled truck/bus fleets; and
  marine vessel operators.
IFT’s primary strategy to achieve this goal is to outsource marketing and distribution by partnering with oil companies and prominent fuel additive distribution companies with existing customers and distribution channels. For example, IFT has distribution relationships with Multisol (France), Caldic (U.K.), Nordmann Rassmann (Germany), Tide Water Oil Co. (India) and Nulon India (India).

The first major commercial breakthrough for IFT occurred in February 2009 when we sold 600 metric tons of DiesoLIFTTM 10 to Vision Oil Services (“VOS”). VOS is IFT’s exclusive distribution partner for sales of IFT products to Tamoil and Libya Oil Holdings, which are affiliated with VOS. In addition, we continued to make sales of product to multiple distribution partners in the first half of 2009.  We are also in the evaluation phase with numerous large-scale projects all over the world.  If positive results are achieved in these projects, we anticipate that they will lead to additional revenues in 2009.

In summary, IFT has clearly demonstrated that it has two of the top performing fuel additive formulations in the world today, DiesoLIFTTM 10 and DiesoLIFTTM BD-3. We have emerged from the research and development phase and are in the early stages of commercializing our technology. Through distribution partners, we have clients that are purchasing and using our products. The time consuming process of tests and trials in which we have been engaged has led to real commercial opportunities which have generated revenues in the first half of 2009.

Results of Operations

Three and Six Months Ended June 30, 2009 Compared to the Three and Six Months Ended June 30, 2008

Revenues

Net revenue for the three months ended June 30, 2009 was $14,738, as compared to $5,800 for the three-month period ended June 30, 2008.  Sales revenue in the second quarters of 2009 and 2008 was primarily due to sales to distribution partners and end-user customers.  Sales revenue generated during the second quarters of 2009 and 2008 was primarily generated from the sale of DiesoLIFTTM 10 and GasoLIFTTM 10.

Net revenue for the six months ended June 30, 2009 was $91,069, as compared to $36,397 for the six-month period ended June 30, 2008.  Sales revenue in the first two quarters of 2009 was due to sales to distribution partners and end-user customers.  Sales revenue in the first two quarters of 2008 was due to sales to end-user customers, distribution partners and customers engaged in field trials, partially offset by a customer return of $6,375.

Sales revenue generated during the first six months of 2009 and 2008 was primarily generated from the sale of DiesoLIFTTM 10.

Operating Expenses

Total operating expense was $1,003,266 for the three months ended June 30, 2009, as compared to $3,257,496 for the three-month period ended June 30, 2008.  This $2,254,230 decrease from the prior period was primarily attributable to a decrease in stock-based compensation expense, partially offset by minor increases in selling, general and administrative expense.  These fluctuations are more fully described below.

Total operating expense was $2,121,708 for the six months ended June 30, 2009, as compared to $3,978,501 for the six-month period ended June 30, 2008.  This $1,856,793 decrease from the prior period was primarily attributable to a decrease in stock-based compensation expense, partially offset by minor increases in selling, general and administrative expense.  These fluctuations are more fully described below.

Cost of Operations (exclusive of depreciation)

Cost of operations (exclusive of depreciation) was $13,896 for the three months ended June 30, 2009, as compared to $(417) for the three-month period ended June 30, 2008.  This increase was due to increased sales in the current quarter compared to the second quarter of 2008.  The negative cost of operations (exclusive of depreciation) reported for the three months ended June 30, 2008 was due to low sales levels for the period and a customer return for a sale originally recorded in the first quarter of 2008.

Cost of operations (exclusive of depreciation) was $21,953 for the six months ended June 30, 2009, as compared to $27,818 for the six-month period ended June 30, 2008.  This decrease, despite increased sales revenue, is primarily due to a favorable re-purchase of existing DiesoLIFTTM 10 from a former distributor in the first quarter of 2009.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2009 was $988,222 (including stock-based compensation of $438,335), as compared to $3,256,061 (including stock-based compensation of $2,750,938) for the three-month period ended June 30, 2008. This decrease of $2,267,839 was primarily attributable to the following activities:
  a decrease in stock-based compensation expense ($2,312,603) primarily due to the vesting and immediate expense recognition for options granted during the second quarter of 2008 relating to commercial and equity capital raise activities (approximately $2,600,000), partially offset by expense recorded during the second quarter of 2009 for current quarter option grants (approximately $359,000);
  a decrease in legal expense ($47,565) primarily due to the initial emphasis and review of our intellectual property legal services that were transferred to a new firm during the first half of 2008;
  an increase in consulting expense ($70,712); and
  an increase in salary expense ($37,557) primarily due to salary increases subsequent to the second quarter of 2008.

Selling, general and administrative expense for the six months ended June 30, 2009 was $2,096,989  (including stock-based compensation of $827,245), as compared to $3,946,702 (including stock-based compensation of $2,778,447) for the six-month period ended June 30, 2008. This decrease of $1,849,713 was primarily attributable to the following activities:
  a decrease in stock-based compensation expense ($1,951,202) primarily due to the vesting and immediate expense recognition for options granted during the second quarter of 2008 relating to commercial and equity capital raise activities (approximately $2,600,000), partially offset by expense recorded during the first two quarters of 2009 for 2009 option grants (approximately $503,000) and expense recorded for treasury stock purchases ($180,400);
  an increase in consulting expense ($75,629);
  an increase in salary expense ($66,531) primarily due to salary increases subsequent to the second quarter of 2008;
  a decrease in investor relations ($55,840) primarily due the use of external firms during the first quarter of 2008 and recording trailing print service costs for prior proxy statements and registration statements during the first quarter of 2008; and
  an increase in bank charges ($53,623) primarily related to the first quarter 2009 prepaid cash receipt of a sales order from VOS.
Depreciation Expense

Depreciation expense was $1,148 for the three months ended June 30, 2009, as compared to $1,852 for the three months ended June 30, 2008.  This decrease was primarily attributable to property and equipment becoming fully depreciated in the first quarter of 2009.

Depreciation expense was $2,766 for the six months ended June 30, 2009, as compared to $3,981 for the six months ended June 30, 2008.  This decrease was primarily attributable to property and equipment becoming fully depreciated in the first quarter of 2009.

Interest Income (Expense)

Net interest income (expense) for the three months ended June 30, 2009 was $3,268, as compared to $1,239 for the three months ended June 30, 2008. The increase in net interest income (expense) is primarily attributable to increased invested cash due to first quarter 2009 equity raise activities.

Net interest (expense) income for the six months ended June 30, 2009 was $4,160, as compared to $(17,153) for the six-month period ended June 30, 2008. The increase in net interest income (expense) is primarily attributable to an increased amount of funds invested in securities in the current period and interest expense recorded related to debt issued in the fourth quarter of 2007, which was converted to equity effective March 31, 2008.

Other Non-operating Expense

Other non-operating expense for the three and six months ended June 30, 2008 was due to a first quarter 2008 gain recorded upon the conversion of debt to equity involving a transaction with Harry F. Demetriou, who was a Director of IFT until his death on May 26, 2009 and the holder of over 5% of our common stock.  This non-operating income gain was reversed during the second quarter of 2008 due to Mr. Demetriou being considered a holder of economic interest in IFT in accordance with the provisions of SFAS 123R. The transaction was ultimately treated as a capital contribution to IFT with no gain on the conversion recorded during 2008.  There was no other non-operating expense for the three and six months ended June 30, 2009.

Provision for Income Taxes

We have operated at a net loss since inception and have not recorded or paid any income taxes. We have significant net operating loss carry-forwards that would be recognized at such time as we demonstrate the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting primarily from the net operating loss carry-forwards has been fully reserved at June 30, 2009 with a valuation allowance.

Net Loss

Net loss for the three months ended June 30, 2009 was a $985,260, as compared to $3,374,293 for the three months ended June 30, 2008.  The decrease in net loss was primarily due to a decrease in stock-based compensation expense and legal fees, partially offset by non-operating expense recorded in 2008 and increases in 2009 consulting fees and salary expense as described above.  The basic and diluted net loss per common share for the three months ended June 30, 2009 and 2008 was $(0.01) and $(0.04), respectively.

Net loss for the six months ended June 30, 2009 was a net loss of $2,026,479, as compared to a net loss of $3,959,257 for the six months ended June 30, 2008. The decrease in net loss was primarily due to a decrease in stock-based compensation expense and investor relations, partially offset by increases in consulting fees, bank charges and salary expense as described above.  The basic and diluted net loss per common share for the six months ended June 30, 2009 and 2008 was $(0.02) and $(0.04), respectively.

New Accounting Pronouncements

New Accounting Pronouncements Adopted

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, Applying the Acquisition Method (“SFAS 141R”), a revision of SFAS 141, Business Combinations. SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R is applied prospectively to business combinations with an acquisition date on or after the effective date. We adopted SFAS 141R effective January 1, 2009 with no impact to our financial position, results of operations or cash flows.

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

SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  The fair value hierarchy, as defined by SFAS 157, contains three levels of inputs that may be used to measure fair value as follows:

▪	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that IFT has the ability to access;

▪
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and

▪	Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Beginning June 18, 2009, we purchased $3,000,000 of Certificates of deposit with maturities greater than 90 days.  We have determined that the inputs used to value these contracts fall within Level 1 of the fair value hierarchy.

The table below presents our assets measured at fair value on a recurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2009
Assets :
Certificates of deposit	$ 3,000,000	$-	$-	$ 3,000,000

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2009.

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

During June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, which effectively considers any outstanding unvested share-based payment awards that contain dividend provisions during the requisite service period and that are not required to be forfeited by the employee, to participate in the undistributed earnings of a company. Application of this FSP, and specifically any changes to forfeiture estimates that result from the application, should not change prior or current earnings-per-share computation. This FSP requires retroactive adoption and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted EITF 03-6-1 effective January 1, 2009 with no impact to our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009 subject to certain restrictions.  We did not elect early adoption in the quarter ended March 31, 2009.  We applied the provisions of this FSP for the quarter ending June 30, 2009 with no impact to our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our financial position, results of operations or cash flows. We have evaluated subsequent events through August 14, 2009, the date these financial statements were issued.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP in the United States.  SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The FASB has stated that it does not expect SFAS 162 will result in a change in current practice.

On June 12, 2009, the FASB published two new accounting standards SFAS 166 and SFAS 167 that determine whether securitizations and other transfers of financial instruments are given off-balance sheet treatment. The revisions to the standards, expected to be effective Jan. 1, 2010 for issuers with calendar year ends, will result in many existing off-balance sheet securitizations being treated as secured financing and returning on-balance sheet. SFAS 166, Accounting for Transfers of Financial Assets, will amend SFAS 140 and SFAS 167, Amendments to FASB Interpretation (FIN) No. 46(R), will amend FIN 46(R). The adoption of SFAS 167 will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 will become the single source of authoritative non-governmental U.S. generally accepted accounting principles, superseding existing accounting literature. While not intended to change U.S. GAAP, the Codification significantly changes the way in which accounting literature is organized. SFAS 168 is effective for interim or annual reporting periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on our financial position, results of operations or cash flows. However, because the Codification completely replaces existing standards, it will affect the way U.S. GAAP is discussed in our financial statements.

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

To test impairment, we use the market approach to determine the fair value of IFT.  Following this approach, the fair value of the business exceeded the carrying value of the business as of June 30, 2009.  As a result, no impairment of goodwill was recorded.

Deferred income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At June 30, 2009, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.

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

While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, as a result of first quarter 2009 equity raise activities ($2,162,500), cash received for a prepaid sales purchase order during the first quarter of 2009 (net cash margin expected of approximately $1,500,000) and the remaining equity commitment of $1,000,000 (entered into with a related party Board member of IFT and significant shareholder during 2008), we have adequate cash and cash equivalents balances and commitments to fund operations through at least the end of 2010.  Subsequent to the end of 2010, we would need to raise additional capital to fund our future operations if we are unable to generate positive and sustainable operating cash flows.

Cash provided by (used in) operating activities was $1,882,760 for the six months ended June 30, 2009, compared to $(1,096,909) for the six months ended June 30, 2008.  The increase in cash flow from operating activities was due primarily to cash received from a prepaid sales order from VOS during the first quarter of 2009.

Cash used in investing activities was $3,000,000 for the six months ended June 30, 2009, compared to $0 for the six months ended June 30, 2008.  During the second quarter of 2009, we invested a portion of the proceeds received from earlier 2009 equity raise activities into a certificate of deposit program that is insured 100% by the FDIC.  $3,000,000 of such certificates of deposit have maturities greater than 90 days.

Cash provided by financing activities was $1,712,500 for the six months ended June 30, 2009, as compared to $2,000,000 for the six months ended June 30, 2008.  The decrease in financing cash flow was primarily due to slightly less cash proceeds obtained from the issuance of equity, and increased levels of treasury stock purchases during the six months ended June 30, 2009, compared to the six months ended June 30, 2008.  During the first two quarters of 2009, we raised $2,162,500 with the issuance of 8,650,000 restricted shares of our common stock to accredited investors.  During the first two quarters of 2008, we raised $2,000,000 with the issuance of 4,160,0000 shares of common stock to accredited investors and $250,000 with the issuance of 520,000 restricted shares of our common stock to a related party.  During the first two quarters of 2009 and 2008, we also had treasury stock acquisitions of $450,000 and $250,000, respectively, related to the re-purchases of shares previously owned by IFT Directors.

Net cash increased by $595,260 for the six months ended June 30, 2009, as compared to an increase in net cash of $903,091 for the six months ended June 30, 2008.

Working capital at June 30, 2009 was $542,479, as compared to $26,447 at December 31, 2008.  This increase was primarily attributable to a first quarter 2009 equity funding of $2,162,500, partially offset by cash operating expenses incurred during the first six months of 2009.

During the six months ended June 30, 2009 and June 30, 2008, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2009.  Disclosure controls and procedures are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures include some, but not all, components of our internal control over financial reporting.  Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2009 due to an existing material weakness in our internal control over financial reporting as discussed below.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

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

During the fiscal quarter ended June 30, 2009, we were unable to further develop our financial statement closing and reporting practices to include additional levels of checks and balances in our procedures and a timely review.  The actions we plan to take are subject to continued management review supported by confirmation and testing, as well as audit committee oversight.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2009, we repurchased shares of our common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2009 – April 30, 2009	416,000 (1)	$0.48	0	N/A (2)

May 1, 2009 – May 31, 2009	0	N/A	N/A	N/A (2)

June 1, 2009 – June 30, 2009	0	N/A	N/A	N/A (2)

Total	416,000	$0.48	0	N/A (2)

(1)
None of these shares was purchased through a publicly announced plan or program.  All of these shares were purchased pursuant to a private arrangement involving IFT purchasing restricted shares from Directors of IFT and the holders of over 5% of our common stock.  See Notes 5 and 6 to our financial statements herein.

(2)	Purchases were not part of a publicly announced plan or program.

Item 5.  Other Information

(a)	None.

(b)
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2009.

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

INTERNATIONAL FUEL TECHNOLOGY, INC. (Registrant)

Date: August 14, 2009	By:	/s/ Jonathan R. Burst
Jonathan R. Burst
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Stuart D. Beath
Stuart D. Beath
Chief Financial Officer
(Principal Financial Officer)