Form 10-Q
period 2009-09-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2009-11-16
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

– TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

(Check one	Large accelerated filer	☐	Accelerated filer	☐

	Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

The number of shares outstanding of registrant's only class of stock as of November 11, 2009: Common stock, par value $0.01 per share – 101,256,284 shares outstanding.

Index

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS
	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$2,382,814	$299,127
Investments in certificates of deposit	1,000,000	-
Accounts receivable	8,463	94,318
Director and officer insurance receivable (Note 9)	368,394	-
Inventory	199,355	221,770
Prepaid expenses and other assets	18,040	19,152
Total Current Assets	3,977,066	634,367

Property and equipment
Machinery, equipment and office furniture	63,706	63,706
Accumulated depreciation	(56,542)	(52,628)
Net Property and Equipment	7,164	11,078

Goodwill	2,211,805	2,211,805

Total Assets	$6,196,035	$2,857,250

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$602,675	$252,872
Accrued compensation	23,611	5,048
Deferred revenue (Note 7)	2,998,242	-
Other accrued expenses (Note 4)	350,000	350,000
Total Current Liabilities	3,974,528	607,920

Total Liabilities	3,974,528	607,920

Commitments and contingencies

Stockholders' equity (Notes 3 and 4)
Common stock, $0.01 par value; 150,000,000 authorized, 101,256,284 (net of 1,456,000 shares held in treasury) and 93,542,284 (net of 520,000 shares held in treasury) shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1,027,123	940,623
Treasury stock (Notes 5 and 6)	(664,600)	(395,000)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	64,620,541	60,168,501
Accumulated deficit	(61,941,634)	(57,644,871)
Total Stockholders' Equity	2,221,507	2,249,330

Total Liabilities and Stockholders' Equity	$6,196,035	$2,857,250

See Notes to Financial Statements.

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Revenues	$14,317	$76,451	$105,386	$112,848

Operating expenses:
Cost of operations (exclusive of depreciation)	7,023	49,147	28,976	76,965
Selling, general and administrative expense (including stock-based compensation expense) (Note 3)	2,284,943	585,867	4,381,932	4,532,567
Depreciation	1,148	1,976	3,914	5,957
Total operating expenses	2,293,114	636,990	4,414,822	4,615,489

Net loss from operations	(2,278,797)	(560,539)	(4,309,436)	(4,502,641)

Interest income (expense), net	8,513	3,135	12,673	(14,018)

Net loss	$(2,270,284)	$(557,404)	$(4,296,763)	$(4,516,659)

Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.04)	$(0.05)

Weighted-average common shares outstanding	101,256,284	93,507,780	99,224,409	90,978,378

See Notes to Financial Statements.

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2009
(Unaudited)

	Common Stock Shares	Common Stock Amount	Common Stock Amount	Discount On Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2008 (Note 8)	94,062,284	$940,623	$(395,000)	$(819,923)	$60,168,501	$(57,644,871)	$2,249,330
Proceeds from issuance of stock	8,650,000	86,500	-	-	2,076,000	-	2,162,500
Shares repurchased from Directors (Notes 5 and 6)	-	-	(269,600)	-	-	-	(269,600)
Expense relating to stock-based compensation (Note 3)	-	-	-	-	2,376,040	-	2,376,040
Net loss	-	-	-	-	-	(4,296,763)	(4,296,763)
Balance, September 30, 2009	102,712,284	$1,027,123	$(664,600)	$(819,923)	$64,620,541	$(61,941,634)	$2,221,507

See Notes to Financial Statements.

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Cash flows from operating activities:
Net loss	$(4,296,763)	$(4,516,659)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	3,914	5,957
Non-cash stock-based compensation	2,556,440	2,858,612
Change in assets and liabilities:
Accounts receivable and Director and officer insurance receivable	(282,539)	5,552
Inventory	22,415	83,964
Prepaid expenses and other assets	1,112	(1,408)
Accounts payable	349,803	32,510
Accrued interest payable	-	18,699
Accrued compensation	18,563	(7,633)
Deferred revenue	2,998,242	-
Net cash provided by (used in) operating activities	1,371,187	(1,520,406)

Cash flows from investing activities:
Net (purchase)/redemptions of investment in certificates of deposit	(1,000,000)	-
Net cash used in investing activities	(1,000,000)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	2,162,500	2,250,000
Purchase of treasury stock (Notes 5 and 6)	(450,000)	(250,000)
Net cash provided by financing activities	1,712,500	2,000,000

Net increase in cash and cash equivalents	2,083,687	479,594
Cash and cash equivalents, beginning	299,127	364,242
Cash and cash equivalents, ending	$2,382,814	$843,836

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).  We follow the same accounting policies in preparation of interim reports as we do in our annual statements.  We have evaluated subsequent events through November 16, 2009, the date these financial statements were issued.

Basic earnings per share are based upon the weighted-average number of common shares outstanding for the period.  Diluted earnings per share are based upon the weighted-average number of common and potentially dilutive common shares outstanding for the period.  Pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification subtopic (“ASC”) No. 260-10, Earnings per Share (“ASC 260-10”), no adjustment is made for diluted earnings per share purposes since we are reporting a net loss, and common stock equivalents would have an anti-dilutive effect.  As of September 30, 2009 and 2008, 34,825,555 and 28,608,556 shares, respectively, of common stock equivalents were excluded from the computation of diluted net loss per share since their effect would be anti-dilutive.

Index

Note 2 – New Accounting Pronouncements

New Accounting Pronouncements Adopted

ASC 805 – In December 2007, the FASB issued transition guidance ASC 805-10-65-1, “Transition Related to FASB Statement No. 141 (revised 2007), Business Combinations.” This guidance defines the acquirer in a business combination as the entity that obtains control of one or more businesses, and establishes the acquisition date as the date the acquirer achieves this control. This statement also refines the application of the purchase method by requiring the acquirer to recognize assets acquired and liabilities assumed at fair value and replacing the cost allocation process previously required. Furthermore, acquisition-related costs and restructuring costs that are expected, but not obligatory, are required to be recognized separately from the business combination. This guidance is effective prospectively for business combinations with acquisition dates on or after January 1, 2009. There was no material impact to our financial position, results of operations, or cash flows as a result of adoption of this guidance.

ASC 805 – In April 2009, the FASB amended its guidance related to the accounting for assets and liabilities arising from contingencies in a business combination. The amended guidance requires that an asset or a liability arising from a contingency in a business combination be recognized at fair value if fair value can be reasonably determined and provides guidance on how to make that determination. If the fair value of an asset or liability cannot be reasonably determined, an asset or liability is to be recognized at the amount that would be recognized in accordance with ASC 450, “Contingencies,” for liabilities and an amount using similar criteria for assets. The guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. There was no material impact to our financial position, results of operations, or cash flows as a result of the adoption of this guidance.

ASC 810 – In December 2007, the FASB issued ASC 810, Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.  ASC 810 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. ASC 810 does not change the criteria for consolidating a partially owned entity.  ASC 810 is effective for fiscal years beginning after December 15, 2008.  The provisions of ASC 810 are applied prospectively upon adoption except for the presentation and disclosure requirements, which are applied retrospectively.  The provisions of ASC 810 did not apply to IFT and therefore had no impact on our financial position, results of operations or cash flows.

ASC 820 – Effective January 1, 2008, we partially adopted ASC 820, “Fair Value Measurements and Disclosures.”  ASC 820 applies to most current accounting rules requiring or permitting fair value measurements. ASC 820 provides a framework for measuring fair value and requires expanded disclosures about fair value methods and inputs by establishing a hierarchy for ranking the quality and reliability of the information used by management to measure and report amounts at fair value.

We had only partially applied the provisions of ASC 820 as management elected the deferral provisions of ASC 820-10-65-1, “Transition Related to FASB Staff Position FAS 157-2,” as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. ASC 820-10-65-1 delayed the effective date of ASC 820 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until January 1, 2009 for IFT.  The major categories of assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis include certain amounts of property and equipment, intangibles and goodwill reported at fair value as a result of impairment testing, and certain other assets, liabilities and equity instruments recognized as a result of prior business combinations. There was no impact to our financial position, results of operations, or cash flows as a result of the adoption of ASC 820 for non-financial assets and liabilities.

Index

ASC 820-10 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820-10 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  The fair value hierarchy, as defined by ASC 820-10, contains three levels of inputs that may be used to measure fair value as follows:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that IFT has the ability to access;

•
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

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

Beginning June 18, 2009, we purchased $3,000,000 of certificates of deposit with maturities greater than 90 days.  As of September 30, 2009, we have $1,000,000 of certificates of deposit with maturities greater than 90 days.  Certificates of deposit with maturities less than 90 days are classified on our balance sheet as cash and cash equivalents.  We have determined that the inputs used to value these contracts fall within Level 1 of the fair value hierarchy.

The table below presents our assets measured at fair value on a recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009
Assets :
Certificates of deposit	$ 1,000,000	$-	$-	$ 1,000,000

Index

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2009.

ASC 815 – During June 2008, the FASB issued 815-10-65-3, “Transition Related to EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” which became effective for IFT on January 1, 2009. This guidance addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in ASC 815, “Derivatives and Hedging.”  If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under ASC 815 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). Other applicable authoritative accounting literature provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). This guidance did not have a material impact to our financial position, results of operations, or cash flows upon its effective date.

ASC 260 – In June 2008, the FASB issued ASC 260-10-65-2 “Transition Related to FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This guidance concludes that non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to ASC 260, “Earnings per Share,” when computing basic and diluted earnings per share.  We adopted this guidance effective January 1, 2009 with no impact to our financial position, results of operations or cash flows.

ASC 825 – In April 2009, the FASB issued ASC 825-10-65-1 “Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments,” which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009 subject to certain restrictions.  We did not elect early adoption in the quarter ended March 31, 2009.  We applied the provisions of this guidance for the quarter ending June 30, 2009 with no impact to our financial position, results of operations or cash flows.

ASC 855 – In May 2009, the FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or annual reporting periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on our financial position, results of operations or cash flows.

ASC 105 – In June 2009, the FASB issued ASC 105-10-65, “Transition Related to FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The Accounting Standards Codification will become the single source of authoritative non-governmental U.S. generally accepted accounting principles, superseding existing accounting literature. While not intended to change U.S. GAAP, the ASC significantly changes the way in which accounting literature is organized. This guidance is effective for interim or annual reporting periods ending after September 15, 2009. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows. However, because the Codification completely replaces existing standards, it affects the way U.S. GAAP is disclosed in our financial statements.

Index

Recently Issued Accounting Pronouncements

ASC 860 and ASC 810 – On June 12, 2009, the FASB published two new accounting standards that determine whether securitizations and other transfers of financial instruments are given off-balance sheet treatment.  SFAS 166, Accounting for Transfers of Financial Assets (“ASC 860”) will amend SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125, and SFAS 167, Amendments to FASB Interpretation (FIN) No. 46(R) (“ASC 810”), will amend FIN 46(R). The revisions to the standards, expected to be effective January 1, 2010 for issuers with calendar year ends, will result in many existing off-balance sheet securitizations being treated as secured financing and returning on-balance sheet. The adoption of ASC 860 and ASC 810 will not have an impact on our financial position, results of operations or cash flows.

Note 3 – Stock-based Compensation

Effective January 1, 2006, we adopted ASC 718-10 (SFAS No. 123 (revised)), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 (“ASC 718-10”), applying the modified prospective method.  Under the modified prospective method, ASC 718-10 applies to awards made on or after the effective date and awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased, forfeited or cancelled.

ASC 718-10 requires companies to estimate the fair value of share-based employee awards on the grant date using an option-pricing model and to expense that value over the requisite service period for each related employee.  We use the Black-Scholes option-pricing model as the method of valuation for our stock-based compensation.

The value of options and warrants issued to non-employees upon the date of issuance is expensed over the related service periods.  For non-employee options that are not subject to a performance criterion, we recompute the value of the unvested options each quarter-end and adjust the related compensation expense for the new value. That new value is based on various assumptions using end-of-quarter information. For non-employee options subject to a performance criterion, of which we had 317,200 options outstanding as of September 30, 2009, expense is recognized when it becomes probable that the performance criterion will be met.

Stock-based compensation expense recorded in the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Stock-based compensation to employees/Directors	$1,500,283	$36,251	$1,841,091	$89,683
Stock-based compensation to non-employees	228,912	35,915	715,349	2,768,929
Total stock-based compensation expense	$1,729,195	$72,166	$2,556,440	$2,858,612

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

During the third quarter of 2009, 200,000 employee options were granted. Assumptions used to determine the average fair value of these awards ($0.18 per option) included an expected term of 5 years, a volatility rate of 105% and a risk free interest rate of 2.65%.

Index

In addition, during the third quarter of 2009, IFT modified the terms of 9,100,000 options that were previously granted and fully-vested to employees.  The modification of terms for these options extended expiration dates and reduced the exercise price to $0.50 from various exercise prices above that level.  The excess of the fair value of the modified awards immediately after the modification over the fair value of the original awards immediately before the modification resulted in $1,352,810 of stock-based compensation expense.

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

No options were granted to Directors for Director-related services in the first quarter of 2009 and the first three quarters of 2008.  During the third quarter of 2009, 100,000 options were granted to a Director for Director-related services. Assumptions used to determine the average fair value of these awards ($0.12 per option) included an expected term of 5 years, a volatility rate of 105% and a risk free interest rate of 2.65%.

During the second quarter of 2009, an aggregate of 200,000 options were granted to Directors for Director-related services. Assumptions used to determine the average fair value of these awards ($0.26 per option) included an expected term of 4.75 years, a volatility rate of 107% and a risk free interest rate of 1.85%.

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

In the first quarter of 2009, 2,600,000 options previously granted to a non-employee consultant for services vested as contingent triggering events were met.  The fair value of the related option expense was recognized immediately upon vesting. Assumptions used to determine the weighted-average fair value of these awards ($0.02 per option) included an expected term of 1 year, a volatility rate of 98% and a risk free interest rate of 0.73%.

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

No options were granted to non-employee consultants for services during the third quarter of 2009.  However, in the third quarter of 2009, IFT modified the terms of 1,456,000 options that were previously granted and fully-vested to non-employee consultants.  The modification of terms for these options extended expiration dates and reduced the exercise price to $0.50 from various exercise prices above that level.  The excess of the fair value of the modified awards immediately after the modification over the fair value of the original awards immediately before the modification resulted in $228,492 of stock-based compensation expense.

Index

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

During the second quarter of 2008, 10,400,000 stock options were granted to a non-employee consultant for future marketing and distribution efforts and completion of an equity raise.  5,200,000 of these options vested during the second quarter of 2008, based on performance criteria being met.  Accordingly, we immediately recognized expense related to these options.  Assumptions used to determine the average fair value of these options ($0.21 per option) included an expected term of 2 years, a volatility rate of 90% and a risk free interest rate of 2.63%.  2,600,000 of these options had a vesting schedule contingent upon performance criteria which did not occur and these options subsequently expired during the third quarter of 2009.  However, we recognized expense related to these options during the second quarter of 2008 since no consulting service obligation was associated with these options and based on the fact that a related consulting agreement was executed in March 2008.  Assumptions used to determine the average fair value of these options ($0.21 per option) included an expected term of approximately 3 years, a volatility rate of 88% and a risk free interest rate of 2.18%.  The remaining 2,600,000 options issued to this non-employee consultant had a vesting schedule contingent upon performance criteria which occurred during the first quarter of 2009 (as explained above).

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

During the third quarter of 2008, 520,000 stock options were granted to a non-employee consultant for services. 104,000 of these options vested during the third quarter of 2008, based on performance criteria being met. Accordingly, we recognized expense related to these options. Assumptions used to determine the average fair value of these options ($0.25 per option) included an expected term of 2 years, a volatility rate of 99% and a risk free interest rate of 2.47%.  During the first quarter of 2009, 104,000 of these options  vested upon the performance of certain contingent events and expense was recorded accordingly. Assumptions used to determine the average fair value of these options ($0.11 per option) included an expected term of 2 years, a volatility rate of 99% and a risk free interest rate of 0.93%.  312,000 of these options have a vesting schedule contingent upon performance criteria which has not yet occurred. Stock-based compensation expense will not be recognized for any such options until it becomes probable that the performance criterion will be met.

Index

Other

No shares of our common stock were sold or issued to employees or non-employees for services during the first three quarters of 2009 and the second and third quarters of 2008.  During the first quarter of 2008, we issued 52,000 shares of our common stock to non-employees for services that were valued at $8,000.

During the first quarter of 2008, we received cash proceeds of $200,000 for the sale of 416,000 shares of our common stock to an accredited investor and Director of IFT.

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

In addition, during the second quarter of 2008, we received cash proceeds of $50,000 for the sale of 104,000 shares of our common stock to a Director of IFT.

During the first quarter of 2009, we received proceeds of $2,162,500 for the sale of 8,650,000 restricted shares of our common stock.  In connection with this equity raise, we issued warrants to purchase an additional 4,325,000 shares of our common stock at a price of $0.25 per share.  The warrants became immediately exercisable upon issuance and expire five years from the grant date.

No stock options were exercised during the first three quarters of 2009 and 2008.

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

Note 5 – Note Payable to a Related Party

During the fourth quarter of 2007, we obtained an unsecured $500,000 loan from Harry F. Demetriou, who was a Director of IFT until his death on May 26, 2009 and the holder of over 5% of our common stock. Pursuant to the terms of the loan, a promissory note was executed by IFT in favor of Mr. Demetriou in connection with the loan. Terms of the loan included interest to be accrued at a rate of 15% per year in arrears with principal and interest due and payable on January 1, 2009. The loan was guaranteed by Rex Carr, a Director of IFT and the holder of over 5% of our common stock. All IFT obligations related to this note were extinguished effective March 31, 2008 with the issuance of 1,040,000 restricted common shares of IFT stock to Mr. Demetriou.  The shares issued were valued at $400,000 (based on a $0.40/share previous day closing price) and extinguished the $500,000 of principal balance and $23,836 of accrued interest.  The difference was recorded to additional paid-in capital as Mr. Demetriou was considered a holder of economic interest in IFT in accordance with ASC 718-10.

During the second quarter of 2008, IFT purchased 520,000 shares of its common stock from Mr. Demetriou for $250,000. We applied the cost method to account for this treasury stock transaction in our financial statements.  Because the amount paid by IFT was less than the fair market value of the stock on the date of purchase (the closing price of our stock was $0.79 on June 18, 2008), the difference was recorded to additional paid-in capital as Mr. Demetriou was considered a holder of economic interest in IFT in accordance with ASC 718-10.

During the first quarter of 2009, IFT purchased the remaining 520,000 common shares outstanding relating to a prior debt settlement with Mr. Demetriou for an aggregate of $250,000. We applied the cost method to account for these treasury stock transactions in our financial statements.  Because the amount paid by IFT exceeded the fair market value of the stock on the dates of purchase, the cumulative difference of $126,000 was recorded to stock-based compensation expense as Mr. Demetriou was considered a holder of economic interest in IFT in accordance with ASC 718-10.

Note 6 – Equity Commitment from a Related Party

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of IFT and a holder of over 5% of our common stock. Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in IFT, at such time or times as we may request, in the form of a purchase or purchases of restricted common stock of IFT. IFT may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of shares of restricted common stock of IFT equal to the value of the investment then provided to IFT. The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on The OTC Bulletin Board on the date of the sale.  There is no stipulation regarding the duration of this commitment.  During 2008, we received $200,000 from Mr. Carr for the sale of 416,000 restricted shares of our common stock.

Index

On April 14, 2009, we repurchased the 416,000 restricted common shares from Mr. Carr for $200,000.  $1,000,000 is now currently available under this equity commitment. We applied the cost method to account for this treasury stock transaction in our financial statements.  Because the amount paid by IFT exceeded the fair market value of the stock on the date of purchase, the cumulative difference of $54,400 has been recorded to stock-based compensation expense as Mr. Carr is considered a holder of economic interest in IFT in accordance with ASC 718-10.

Note 7 – Deferred Revenue

On February 26, 2009, we received the first purchase order pursuant to a Memorandum of Understanding (“MOU”) with Libya Oil Holdings Limited, Tamoil, Libya Africa Investment Portfolio and Vision Oil Services Ltd (“VOS”).  Pursuant to the MOU, IFT will sell 600 metric tons of DiesoLIFTTM 10 at a price of 6,000 Euros (approximately $7,600) per metric ton to VOS.  We received cash proceeds of approximately $3 million from VOS in February 2009, net of the related selling expenses, for this purchase order and expect a net cash margin of approximately $1.5 million once the product is manufactured and delivered. We will recognize gross revenues of approximately $4.5 million after all of the DiesoLIFTTM 10 has been delivered.    No such revenues were recorded during the first three quarters of 2009.  The recent guidance we have received from VOS indicates they remain committed to commercializing IFT products and expect to take delivery of the above-mentioned 600 metric ton purchase order in 2010.

VOS is the exclusive distribution partner for sales of IFT’s products to Libya Oil Holdings Limited and Tamoil, which are affiliated with VOS.

Note 8 – Stock Dividend

On January 20, 2009, our Board of Directors declared a restricted stock dividend to shareholders of record at the close of business on February 4, 2009 (the “Record Date”) in the amount of 1 restricted share for every 25 common shares owned.  The distribution date was February 10, 2009. The restricted stock dividend is subject to resale conditions pursuant to Rule 144 of the Securities Exchange Act of 1934, as amended.  This stock dividend has been retroactively reflected in our financial statements and notes to the financial statements.

Stockholders’ Equity presented for 2008 herein has been slightly adjusted from the presentation in our 2008 10-K, reflecting a difference between the actual number of restricted common dividend shares issued (3,650,701) and the estimated restricted common dividend share issuance amount (3,616,197) used for our 2008 10-K disclosures.

Note 9 – Director and Officer Insurance Receivable

On October 2, 2008, Giant Trading, Inc., Dion Friedland, Magnum Select Fund, Ltd., Magnum Growth Fund, Brett Friedland, Lara and Andrew Block and Cherise Metz (the “Plaintiffs”) filed a lawsuit against us and certain of our Directors, Messrs. Burst and Carr (collectively, the “Defendants”), in the United States District Court, Southern District of Florida alleging federal securities fraud violations. On May 19, 2009, the judge granted Defendants’ Motion to Transfer to the Eastern District of Missouri. The Plaintiffs subsequently dropped their federal securities fraud allegations and amended their lawsuit claiming state securities fraud allegations. On October 5, 2009, we filed a Motion to Dismiss Plaintiffs amended lawsuit. We do not believe the lawsuit has any merit and will continue to vigorously defend our position.

We recorded legal expenses related to this litigation in our financial statements until our self-insured retention was met.  Now that such threshold has been met, we are recording related legal billings in a manner that shows a legal obligation to pay (an increase to accounts payable) but also as an item to which we are entitled a reimbursement from our insurance company (an increase to accounts receivable).  The amount reported in director and officer insurance receivable is also included in our accounts payable balance.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying financial statements.  This discussion should be read in conjunction with the financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).

Forward-looking Statements and Associated Risks

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control, including, but not limited to, economic, competitive and other factors affecting our operations, markets, products and services, expansion strategies and other factors described elsewhere in this report and documents filed by us with the Securities and Exchange Commission (“SEC”), including in our 2008 10-K under the “Risk Factors” section.  Actual results could differ materially from these forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, prove accurate.  We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Overview

We are a technology company that has developed a number of liquid fuel additive formulations that enhance the performance of petroleum-based fuels and petroleum-based fuels that are mixed with alternative fuels such as bio-diesel and ethanol.

To date, IFT’s commercialization efforts have focused primarily on two proprietary products: DiesoLIFTTM 10 and DiesoLIFTTM BD-3. DiesoLIFTTM 10 was developed to increase fuel economy, reduce harmful emissions and reduce maintenance costs when mixed with diesel fuel and bio-diesel fuel blends. DiesoLIFTTM BD-3 was developed to address oxidation stability and deposit formation control issues associated with bio-diesel fuel use, both pure or in blends.

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

Index

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

The DiesoLIFTTM BD-series has been tested at the following independent test laboratories and has consistently demonstrated that it is the top performing fuel additive technology in the market today for addressing oxidation stability and deposit formation control in bio-diesel fuel blends:

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

The first major commercial breakthrough for IFT occurred in February 2009 when we sold 600 metric tons of DiesoLIFTTM 10 to Vision Oil Services (“VOS”). VOS is IFT’s exclusive distribution partner for sales of IFT products to Tamoil and Libya Oil Holdings Limited, which are affiliated with VOS. In addition, we continued to make sales of product to multiple distribution partners in the first three quarters of 2009.  We are also in the evaluation phase with numerous large-scale projects all over the world.  If positive results are achieved in these projects, we anticipate that they will lead to meaningful revenue opportunities in 2010.

Index

In summary, IFT has clearly demonstrated that it has two of the top performing fuel additive formulations in the world today, DiesoLIFTTM 10 and DiesoLIFTTM BD-3. We have emerged from the research and development phase and are in the early stages of commercializing our technology. Through distribution partners, we have clients that are purchasing and using our products. The time consuming process of tests and trials in which we have been engaged has led to real commercial opportunities which have generated revenues in the first three quarters of 2009.

Results of Operations

Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months Ended September 30, 2008

Revenues

Net revenue for the three months ended September 30, 2009 was $14,317, as compared to $76,451 for the three-month period ended September 30, 2008.  Sales revenue in the third quarters of 2009 and 2008 was primarily due to sales to distribution partners and end-user customers.  Sales revenue generated during the third quarters of 2009 and 2008 was primarily generated from the sale of DiesoLIFTTM 10.

Net revenue for the nine months ended September 30, 2009 was $105,386, as compared to $112,848 for the nine-month period ended September 30, 2008.  Sales revenue in the first three quarters of 2009 was due to sales to distribution partners and end-user customers.  Sales revenue in the first three quarters of 2008 was due to sales to end-user customers, distribution partners and customers engaged in field trials, partially offset by a customer return of $6,375.

Sales revenue generated during the first nine months of 2009 and 2008 was primarily generated from the sale of DiesoLIFTTM 10.

Operating Expenses

Total operating expense was $2,293,114 for the three months ended September 30, 2009, as compared to $636,990 for the three-month period ended September 30, 2008.  This $1,656,124 increase from the prior period was primarily attributable to an increase in stock-based compensation expense related to the third quarter of 2009 modification of terms to previously granted (and fully-vested) options and increased legal fees, partially offset by a decrease in cost of operations (exclusive of depreciation).  These fluctuations are  more fully described below.

Total operating expense was $4,414,822 for the nine months ended September 30, 2009, as compared to $4,615,489 for the nine-month period ended September 30, 2008.  This $200,667 decrease from the prior period was primarily attributable to decreases in stock-based compensation expense and cost of operations (exclusive of depreciation), partially offset by increases in selling, general and administrative expense.  These fluctuations are more fully described below.

Cost of Operations (exclusive of depreciation)

Cost of operations (exclusive of depreciation) was $7,023 for the three months ended September 30, 2009, as compared to $49,147 for the three-month period ended September 30, 2008.  This decrease was due to decreased sales in the current quarter compared to the third quarter of 2008.

Index

Cost of operations (exclusive of depreciation) was $28,976 for the nine months ended September 30, 2009, as compared to $76,965 for the nine-month period ended September 30, 2008.  This decrease, despite comparable sales revenue, is primarily due to a favorable re-purchase of existing DiesoLIFTTM 10 from a former distributor in the first quarter of 2009.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2009 was $2,284,943 (including stock-based compensation of $1,729,195), as compared to $585,867 (including stock-based compensation of $72,166) for the three-month period ended September 30, 2008. This increase of $1,699,076 was primarily attributable to the following activities:

•
an increase in stock-based compensation expense ($1,657,029) primarily due to the modification of terms to options previously granted and vested and the corresponding immediate expense recognition (approximately $1,581,000); and

•	an increase in legal expense ($51,941) primarily due to litigation with a former distributor that began late during the third quarter of 2008.

Selling, general and administrative expense for the nine months ended September 30, 2009 was $4,381,932  (including stock-based compensation of $2,556,440), as compared to $4,532,567 (including stock-based compensation of $2,858,612) for the nine-month period ended September 30, 2008. This decrease of $150,635 was primarily attributable to the following activities:

•
a decrease in stock-based compensation expense ($302,172) primarily due to the vesting and immediate expense recognition for options granted during the second quarter of 2008 relating to commercial and equity capital raise activities (approximately $2,600,000). This decrease was partially offset by third quarter of 2009 modification of terms to options previously granted (and fully-vested) (approximately $1,581,000), expense recorded during the first three quarters of 2009 for 2009 option grants (approximately $634,000) and expense recorded for treasury stock purchases ($180,400);

•
an increase in consulting expense ($103,125) primarily due to a one-time reimbursement payment to a former consultant during 2009 and increased commercialization assistance from a new consultant starting during the second quarter of 2009;

•
an increase in legal fees ($74,291) primarily due to litigation with a former distributor that began late during the third quarter of 2008, partially offset by less intellectual property legal activities during 2009;

•
a decrease in investor relations to ($57,118) primarily due to the use of external firms and recording trailing print service costs for prior proxy statements and registration statements during the first quarter of 2008;

•	an increase in bank charges ($54,437) primarily related to the first quarter 2009 prepaid cash receipt of a sales order from VOS;
•	a decrease in research and development expense ($44,384) due to less DiesoLIFTTM BD-3 formulation testing in the current year; and
•	an increase in salary expense ($41,890) primarily due to salary increases subsequent to the second quarter of 2008.

Depreciation Expense

Depreciation expense was $1,148 for the three months ended September 30, 2009, as compared to $1,976 for the three months ended September 30, 2008.  This decrease was primarily attributable to property and equipment becoming fully depreciated in the first quarter of 2009.

Depreciation expense was $3,914 for the nine months ended September 30, 2009, as compared to $5,957 for the nine months ended September 30, 2008.  This decrease was primarily attributable to property and equipment becoming fully depreciated in the first quarter of 2009.

Index

Interest Income (Expense)

Net interest income (expense) for the three months ended September 30, 2009 was $8,513, as compared to $3,135 for the three months ended September 30, 2008. The increase in net interest income (expense) is primarily attributable to increased invested cash due to the first quarter 2009 equity raise activities and cash received from VOS related to a prepaid sales order for the sale of 600 metric tons of DiesoLIFTTM 10.

Net interest income (expense) for the nine months ended September 30, 2009 was $12,673, as compared to $(14,018) for the nine-month period ended September 30, 2008. The increase in net interest income (expense) is primarily attributable to an increased amount of funds invested in securities in the current period and interest expense recorded related to debt issued in the fourth quarter of 2007, which was converted to equity effective March 31, 2008.

Provision for Income Taxes

We have operated at a net loss since inception and have not recorded or paid any income taxes. We have significant net operating loss carry-forwards that would be recognized at such time as we demonstrate the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting primarily from the net operating loss carry-forwards has been fully reserved at September 30, 2009 with a valuation allowance.

Net Loss

Net loss for the three months ended September 30, 2009 was $2,270,284, as compared to $557,404 for the three months ended September 30, 2008.  The increase in net loss was primarily due to an increase in stock-based compensation expense and legal fees, partially offset by a decrease in cost of operations (exclusive of depreciation) as described above.  The basic and diluted net loss per common share for the three months ended September 30, 2009 and 2008 was $(0.02) and $(0.01), respectively.

Net loss for the nine months ended September 30, 2009 was a net loss of $4,296,763, as compared to a net loss of $4,516,659 for the nine months ended September 30, 2008. The decrease in net loss was primarily due to a decrease in stock-based compensation expense, investor relations and research and development expense, partially offset by increases in consulting fees, legal fees, bank charges and salary expense as described above.  The basic and diluted net loss per common share for the nine months ended September 30, 2009 and 2008 was $(0.04) and $(0.05), respectively.

New Accounting Pronouncements

New Accounting Pronouncements Adopted

Accounting Standards Codification (“ASC”) ASC 805 – In December 2007, the Financial Accounting Standards Board (“FASB”) issued transition guidance ASC 805-10-65-1, “Transition Related to FASB Statement No. 141 (revised 2007), Business Combinations.” This guidance defines the acquirer in a business combination as the entity that obtains control of one or more businesses, and establishes the acquisition date as the date the acquirer achieves this control. This statement also refines the application of the purchase method by requiring the acquirer to recognize assets acquired and liabilities assumed at fair value and replacing the cost-allocation process previously required. Furthermore, acquisition-related costs and restructuring costs that are expected, but not obligatory, are required to be recognized separately from the business combination. This guidance is effective prospectively for business combinations with acquisition dates on or after January 1, 2009. There was no material impact to our financial position, results of operations, or cash flows as a result of adoption of this guidance.

Index

ASC 805 – In April 2009, the FASB amended its guidance related to the accounting for assets and liabilities arising from contingencies in a business combination. The amended guidance requires that an asset or a liability arising from a contingency in a business combination be recognized at fair value if fair value can be reasonably determined and provides guidance on how to make that determination. If the fair value of an asset or liability cannot be reasonably determined, an asset or liability is to be recognized at the amount that would be recognized in accordance with ASC 450, “Contingencies,” for liabilities and an amount using similar criteria for assets. The guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. There was no material impact to our financial position, results of operations, or cash flows as a result of the adoption of this guidance.

ASC 810 – In December 2007, the FASB issued ASC 810, Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.  ASC 810 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. ASC 810 does not change the criteria for consolidating a partially owned entity.  ASC 810 is effective for fiscal years beginning after December 15, 2008.  The provisions of ASC 810 are applied prospectively upon adoption except for the presentation and disclosure requirements, which are applied retrospectively.  The provisions of ASC 810 did not apply to IFT and therefore had no impact on our financial position, results of operations or cash flows.

ASC 820 – Effective January 1, 2008, we partially adopted ASC 820, “Fair Value Measurements and Disclosures.”  ASC 820 applies to most current accounting rules requiring or permitting fair value measurements. ASC 820 provides a framework for measuring fair value and requires expanded disclosures about fair value methods and inputs by establishing a hierarchy for ranking the quality and reliability of the information used by management to measure and report amounts at fair value.

We had only partially applied the provisions of ASC 820 as management elected the deferral provisions of ASC 820-10-65-1, “Transition Related to FASB Staff Position FAS 157-2,” as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. ASC 820-10-65-1 delayed the effective date of ASC 820 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until January 1, 2009 for IFT.  The major categories of assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis include certain amounts of property and equipment, intangibles and goodwill reported at fair value as a result of impairment testing, and certain other assets, liabilities and equity instruments recognized as a result of prior business combinations. There was no impact to our financial position, results of operations, or cash flows as a result of the adoption of ASC 820 for non-financial assets and liabilities.

ASC 820-10 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820-10 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  The fair value hierarchy, as defined by ASC 820-10, contains three levels of inputs that may be used to measure fair value as follows:

Index

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that IFT has the ability to access;

•
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

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

Beginning June 18, 2009, we purchased $3,000,000 of certificates of deposit with maturities greater than 90 days.  As of September 30, 2009, we have $1,000,000 of certificates of deposit with maturities greater than 90 days.  Certificates of deposit with maturities less than 90 days are classified on our balance sheet as cash and cash equivalents.  We have determined that the inputs used to value these contracts fall within Level 1 of the fair value hierarchy.

The table below presents our assets measured at fair value on a recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009
Assets :
Certificates of deposit	$ 1,000,000	$-	$-	$ 1,000,000

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2009.

ASC 815 – During June 2008, the FASB issued 815-10-65-3, “Transition Related to EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” which became effective for IFT on January 1, 2009. This guidance addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in ASC 815, “Derivatives and Hedging.”  If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under ASC 815 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). Other applicable authoritative accounting literature provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). This guidance did not have a material impact to our financial position, results of operations, or cash flows upon its effective date.

Index

ASC 260 – In June 2008, the FASB issued ASC 260-10-65-2 “Transition Related to FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This guidance concludes that non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to ASC 260, “Earnings per Share,” when computing basic and diluted earnings per share.  We adopted this guidance effective January 1, 2009 with no impact to our financial position, results of operations or cash flows.

ASC 825 – In April 2009, the FASB issued ASC 825-10-65-1 “Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments,” which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009 subject to certain restrictions.  We did not elect early adoption in the quarter ended March 31, 2009.  We applied the provisions of this guidance for the quarter ending June 30, 2009 with no impact to our financial position, results of operations or cash flows.

ASC 855 – In May 2009, the FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or annual reporting periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on our financial position, results of operations or cash flows.

ASC 105 – In June 2009, the FASB issued ASC 105-10-65, “Transition Related to FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The Accounting Standards Codification will become the single source of authoritative non-governmental U.S. generally accepted accounting principles, superseding existing accounting literature. While not intended to change U.S. GAAP, the ASC significantly changes the way in which accounting literature is organized. This guidance is effective for interim or annual reporting periods ending after September 15, 2009. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows. However, because the Codification completely replaces existing standards, it affects the way U.S. GAAP is disclosed in our financial statements.

Recently Issued Accounting Pronouncements

ASC 860 and ASC 810 – On June 12, 2009, the FASB published two new accounting standards that determine whether securitizations and other transfers of financial instruments are given off-balance sheet treatment.  SFAS 166, Accounting for Transfers of Financial Assets (“ASC 860”) will amend SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125, and SFAS 167, Amendments to FASB Interpretation (FIN) No. 46(R) (“ASC 810”), will amend FIN 46(R). The revisions to the standards, expected to be effective January 1, 2010 for issuers with calendar year ends, will result in many existing off-balance sheet securitizations being treated as secured financing and returning on-balance sheet. The adoption of ASC 860 and ASC 810 will not have an impact on our financial position, results of operations or cash flows.

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

Index

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

To test impairment, we use the market approach to determine the fair value of IFT.  Following this approach, the fair value of the business exceeded the carrying value of the business as of September 30, 2009.  As a result, no impairment of goodwill was recorded.

Deferred income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At September 30, 2009, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.

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

Index

Cash provided by (used in) operating activities was $1,371,187 for the nine months ended September 30, 2009, compared to $(1,520,406) for the nine months ended September 30, 2008.  The increase in cash flow from operating activities was due primarily to cash received from a prepaid sales order from VOS during the first quarter of 2009.

Cash used in investing activities was $1,000,000 for the nine months ended September 30, 2009, compared to $0 for the nine months ended September 30, 2008.  During the second quarter of 2009, we invested a portion of the proceeds received from earlier 2009 equity raise activities into a certificate of deposit program that is insured 100% by the FDIC.  We redeemed $590,000 of investments upon maturities during the third quarter of 2009.  At September 30, 2009, $1,700,000 of certificates of deposit with maturities less than 90 days are classified on our balance sheet in cash and cash equivalents and $1,000,000 is invested in certificates of deposit having maturities greater than 90 days.

Cash provided by financing activities was $1,712,500 for the nine months ended September 30, 2009, as compared to $2,000,000 for the nine months ended September 30, 2008.  The decrease in financing cash flow was primarily due to slightly less cash proceeds obtained from the issuance of equity, and increased levels of treasury stock purchases during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.  During the first three quarters of 2009, we raised $2,162,500 with the issuance of 8,650,000 restricted shares of our common stock to accredited investors.  During the first three quarters of 2008, we raised $2,000,000 with the issuance of 4,160,000 shares of common stock to accredited investors and $250,000 with the issuance of 520,000 restricted shares of our common stock to a related party.  During the first three quarters of 2009 and 2008, we also had treasury stock acquisitions of $450,000 and $250,000, respectively, related to the re-purchases of shares previously owned by IFT Directors.

Net cash increased by $2,083,687 for the nine months ended September 30, 2009, as compared to an increase in net cash of $479,594 for the nine months ended September 30, 2008.

Working capital at September 30, 2009 was $2,538, as compared to $26,447 at December 31, 2008.  This decrease was primarily attributable to a first quarter 2009 equity funding of $2,162,500, partially offset by cash operating expenses incurred during the first nine months of 2009.

During the nine months ended September 30, 2009 and September 30, 2008, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2009.  Disclosure controls and procedures are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without

Index

limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures include some, but not all, components of our internal control over financial reporting.  Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009 due to an existing material weakness in our internal control over financial reporting as discussed below.

Change in Internal Control over Financial Reporting

In our 2008 10-K, management identified a material weakness related to IFT’s limited accounting personnel with sufficient expertise, accounting knowledge and training in GAAP and financial reporting requirements. Specifically, IFT lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

Plan for Remediation

Some of the remediation action steps discussed in our 2008 10-K are dependent on the completion of a financing to support operations for at least two years.  As such financing has not yet been fully achieved, we have not yet been able to consider the hiring of additional accounting and finance staff with the commensurate knowledge, experience and training necessary to complement the current staff in the financial reporting functions.

During the fiscal quarter ended September 30, 2009, we were unable to further develop our financial statement closing and reporting practices to include additional levels of checks and balances in our procedures and a timely review.  The actions we plan to take are subject to continued management review supported by confirmation and testing, as well as audit committee oversight.

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

Item 5. Other Information

(a)   None.

Index

(b)   There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2009.

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

INTERNATIONAL FUEL TECHNOLOGY, INC. (Registrant)

By:	/s/ Jonathan R. Burst	Date: November 16, 2009
Name:	Jonathan R. Burst
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Stuart D. Beath	Date: November 16, 2009
Name:	Stuart D. Beath
Title:	Chief Financial Officer (Principal Financial Officer)