Form 10-K
period 2009-12-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2010-03-31
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________ to ____________________________________

Commission file number	000-25367

INTERNATIONAL FUEL TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0357508

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7777 Bonhomme Avenue, Suite 1920 St. Louis, Missouri	63105

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(314) 727-3333

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

☐ Yes  ☐ No

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
☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $16,702,604.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 101,292,284 as of March 25, 2010

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTERNATIONAL FUEL TECHNOLOGY, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2009

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

INTRODUCTION

International Fuel Technology, Inc. (“IFT”) was incorporated in Nevada on April 9, 1996 by a team of individuals who sought to address the challenges of reducing harmful emissions while at the same time improving the operating performance of internal combustion engines, especially with respect to fuel economy and engine cleanliness. After our incorporation, our initial focus was product research and development, but since late 2005 and early 2006, our efforts have been directed to commercializing our product slate, primarily DiesoLIFTTM, for use with diesel fuel and bio-diesel fuel blends, by focusing on marketing, sales and distribution efforts.

For information regarding revenues from external customers attributed to our domestic operations and to all foreign countries, see Note 1 to our financial statements for the fiscal year ended December 31, 2009.

At December 31, 2009, we had six full-time employees. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that our employee relations are good.

We are a technology company that has developed a range of liquid fuel additive formulations that enhance the performance of petroleum-based fuels and renewable liquid fuels. We believe that use of our proprietary fuel additive formulations with a base fuel: enhances the combustion process; improves fuel economy; reduces harmful emissions; increases fuel lubricity; acts as a detergent to clean the fuel system; co-solves free water in the fuel system; reduces corrosion and microbial contamination in the fuel system; and when used in bio-fuels increases fuel oxidation stability and reduces deposit formation.

We have developed additive products for diesel, pure bio-diesel, bio-diesel fuel blends, gasoline and kerosene (heating oil) fuels.

Unlike traditional fuel additives, which are derived from petroleum, our products are derived from a mixture of complex surfactant substances that utilize, in part, naturally occurring fractions that are bio-degradable. Our additive products are easily blended into motor fuels (usually through splash blending), or combined with base motor fuels plus other fuel formulations, including bio-diesel, synthetic diesel, ethanol and urea/water, creating environmentally-friendly finished fuel blends.

The manufacture of our products is outsourced to Multisol France and Air Products, Inc. pursuant to manufacturing and supply agreements (see “Manufacturing Partners”).

We have funded and completed several independent laboratory testing efforts conducted by various well-regarded laboratories in the United States, Canada, Europe, Brazil, South Africa, China and Thailand to confirm the efficacy of our technology. We have completed customer-focused field-testing, which has validated independent laboratory test results. Additional field demonstration and various other laboratory testing efforts are currently underway to further our product commercialization efforts.

With the increasing public and private pressure to reduce the level of harmful engine emissions, combined with the uncertain cost of base fuel, we believe our technology and its further development is poised to become one of the leading fuel performance enhancement technologies available to facilitate the worldwide effort to address these issues.

TECHNOLOGY

Our surfactant-based additive formulations are composed of a mixture of complex chemical molecules which, when blended into a base fuel, lower that base fuel’s overall surface tensions at liquid-air, liquid-liquid, and liquid-solid (pipe wall) interfaces. This promotes lubricity and detergency and allows for improved atomization of the fuel in the induction and combustion chambers, resulting in a more complete and efficient burn, improving fuel economy and reducing harmful emissions.

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

•

Lubricity: The inherent lubricity properties of our additive formulations increase the lubricity of the fuel. This occurs because the additive will adsorb to the sides of the engine fuel system. This has the effect of coating the fuel system and reducing the friction created as the fuel flows through it.

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

•

Co-solvency: An important benefit of our additive technology is the ability to hold limited amounts of ethanol and/or water in gasoline and diesel as a stable, homogeneous fuel. This is possible because our additives are based on surfactant physical chemistry. This enables the water and/or ethanol molecules to be distributed throughout the fuel in a stable and homogeneous single phase, preventing phase separation and enhancing uniform combustion.

•

Microbial contamination: If small amounts of water are present in the fuel, and phase separation occurs, aerobic and anaerobic bacterial and fungal growths may occur in the aqueous phase. The co-solving effect of our additives prevents phase separation from occurring and eliminates the environment for microbial growth. This reduces the need for bio-cides to treat the fuel, which can be expensive and difficult to handle.

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

•	Oxidation Stability: Our DiesoLIFTTM BD-series products are powerful antioxidants which provide superior oxidation stability to pure bio-diesel fuel and fuel blends containing bio-diesel.

•	Deposit Formation Control: Our DiesoLIFTTM BD-series products excel at stabilizing bio-diesels and fuel blends containing bio-diesel during long storage periods and at preventing deposit formation.

Research and development costs are expensed as incurred. Research and development expense from services received from external vendors for 2009 and 2008 was $115,151 and $131,974, respectively.

INTELLECTUAL PROPERTY

We have filed three patents resulting in five national applications pertaining to different uses of our proprietary technology relating to our fuel additives and fuel blends.

A United States patent application covering the chemical formulations for the additives DiesoLIFTTM, GasoLIFTTM and KeroLIFTTM has been filed and is pending. We have also filed an international patent application, under the Patent Cooperation Treaty, covering our technology in certain foreign countries. In addition, we and Tomah Products, Inc. (“Tomah”), an Air Products, Inc. subsidiary (see “Manufacturing Partners”), have filed a joint patent pertaining to urea/water technology. These patent applications protect our technology in many countries.

Additional patent applications for extension of our technology are constantly evaluated as additional scientific, technical data and laboratory testing results become available.

INDEPENDENT TESTING

There are two primary methods of product testing: laboratory bench tests and field trials. We utilize both testing methods to further develop the body of test data necessary to support marketing and sales efforts. As IFT has matured, we have become aware of the importance of developing and managing specific testing protocols for field-based testing and adhering to already developed, industry recognized testing standards when engaged in laboratory bench tests. Numerous variables exist in any testing protocol and if not carefully managed, one change in one variable can skew test results. To address this challenge, we use our best efforts to ensure standardized testing and trial evaluation protocols, both industry prescribed and custom developed, whenever laboratory or field-testing is undertaken. The use of these protocols allows us to: (i) effectively analyze and interpret test results; (ii) ensure testing is structured and conducted in a controlled way; (iii) ensure we will have full access to all testing results conducted by third parties; and (iv) assist our marketing and sales efforts through potential client recognition of and attention to results generated from industry adopted testing protocols.

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

DiesoLIFTTM 10 DiesoLIFTTM 10 is IFT’s proprietary fuel enhancing technology for use with diesel fuel and bio-diesel fuel blends. DiesoLIFTTM 10 has been scientifically proven to increase fuel economy and fuel lubricity while reducing harmful fuel emissions.

DiesoLIFTTM BD-3 DiesoLIFTTM BD-3 is a unique formulation developed for the stabilization of bio-diesel bases of various origins and corresponding bio-diesel fuel blends (B5, B-10, B-20, etc.). DiesoLIFTTM BD-3 provides protection against premature and developing oxidation and can be utilized for storage stability and deposit control.

DiesoLIFTTM EM-1 DiesoLIFTTM EM-1 is engineered to deliver the same improved lubricity, co-solvency of water, cleaning of fuel systems, improved fuel economy and environmental benefits of DiesoLIFTTM 10. However, DiesoLIFTTM EM-1 also provides oxidation stability and deposit control benefits to bio-diesel and bio-diesel fuel blends.

GasoLIFTTM GasoLIFTTM is the range of products specifically designed to apply our fuel enhancing technology to gasoline motor fuel and engines. Use of GasoLIFTTM provides similar benefits to gasoline engines as DiesoLIFTTM 10 provides to diesel engines.

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

In addition, in July 2008 we signed a manufacturing agreement and a marketing and distribution agreement with Multisol France. Multisol France is part of the Multisol Group, a prominent international chemical, additives and lubricants manufacturer and distributor with operations in Europe, the Middle East and Africa. The manufacturing agreement covers existing and to-be-developed fuel performance enhancement additive products utilizing our technology. The agreement also provides for Multisol and us to cooperate and work together to optimize the effectiveness of and reduce the manufacturing and supply costs of the additive product formulations, as well as collaborate on product research and development activities. The manufacturing agreement has a 15-year term. Either party may terminate the manufacturing agreement by providing the other party advance notice at least 180 days before desired termination date. The marketing and distribution agreement has a term ending December 31, 2012 and can be terminated by either party with cause after providing at least 90 days notice of termination.

REGULATORY ISSUES

Government regulations across the globe regarding motor fuels are continually changing. Most regulation focuses on fuel emissions. However, there is also growing concern about dependence on hydrocarbon-based fuels. This is driving legislation and regulation toward mandating alternative fuels such as bio-fuels and providing incentives for their development and use. Fuels regulation exists at various levels of government and enforcement around the globe. However, we believe the consistent pattern of regulations designed to reduce harmful emissions and reduce dependence on oil for fuel needs will only become more stringent. We believe this will be an advantage to us as many of our product’s benefits reduce fuel consumption and improve performance of alternative fuel blends. We believe that as fuels regulatory compliance becomes more burdensome to fuel manufacturers, suppliers and users, demand for the benefits our products deliver should increase. One of our strategies is to monitor government fuel related regulatory activity in the countries strategic to our business plan. This surveillance program is designed to support the product development and intellectual property process to ensure our products respond to the changing regulatory climate and are protected as quickly as possible to maintain competitive advantage. The surveillance program also supports the marketing of our products to accentuate their attributes in helping customers meet the new regulatory compliance directives.

As an example, in January 2000, the Environmental Protection Agency in the United States (“EPA”) enacted a stringent and far-reaching set of diesel emission standards that requires the significant reduction in harmful emissions, especially PM and NOx. These regulations were phased in beginning in 2004. PM in diesel emissions is to be reduced by 90% and NOx is to be reduced by 95%. Of equal importance to diesel fuel producers, the EPA also requires 97% of the sulfur currently in diesel fuel be eliminated beginning in 2006. The elimination of sulfur in diesel fuel will likely cause a decrease in diesel fuel lubricity. We believe that our products are well-positioned to benefit from the more stringent environmental rules, as tests have shown positive PM reduction effects and increased lubricity attributes when our products are added to base diesel fuel.

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

INDUSTRY AND COMPETITION

Our product slate and business is a part of the hydrocarbon fuels and lubricants additive industry. The industry is composed of a few relatively large companies and a large number of smaller participants. We fall into the latter category. The large firms capture their revenue through sales of proprietary, branded products, or by sales to fuel refiners to meet state and federal fuel specifications, or fuel wholesalers and retailers trying to differentiate their own branded products. The common denominator is that all industry participants produce products which are added to hydrocarbon fuels to allow the fuel, or the overall fuel system, to perform better with the additive than without. Industry participants do not make the fuel itself.

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

The breadth of existing technologies making claims to have solved engine emissions problems runs the gamut from alternative fueled vehicles (e.g., electric cars, fuel cell vehicles, etc.) to engine magnets. Despite the vast amount of research that has been performed with the intention of solving emissions problems, no single technology has yet to gain widespread acceptance from both the public (regulatory) and private sectors. The United States government and the governments of other countries have tried using economic incentives and tax breaks to promote the development of a variety of emissions reduction technologies. However the base cost of many of these incentives coupled with issues such as lack of appropriate infrastructure (e.g., compressed natural gas storage and delivery systems) and technical limitations (e.g., keeping alternative fuels emulsified, significant loss of power and fuel economy with present alternative fuels), currently makes market acceptance of many technologies not economically feasible over the long term.

Given these limitations, it is unlikely that the global marketplace will accept just one technology, or a limited number of technologies to solve the harmful engine emissions problem. We believe the “natural selection” expected to take place over the coming decade for new technologies may evolve on a market-by-market basis and will be largely dependent upon local regulatory conditions. Signs of the changing emissions regulatory environment can be seen in:

•	EU where the bio-fuels directive imposes a minimum of 5.75% bio-fuel content in 2010 (bio-diesel and bio-ethanol) on the basis of energy content of all petrol and diesel for transport purposes;

•	Europe, where several countries, including the United Kingdom, France and Italy have enacted legislation providing tax breaks to companies that use fuel emulsions blending diesel and water;

•

United States, where legislation has been enacted in Texas granting tax incentives to diesel – water-based emulsions and in California, where low-sulfur diesel is being phased in and agricultural lobbies are promoting the use of alternative fuels such as bio-diesel and ethanol;

•

China, where the central government has supported fuel ethanol development in certain provinces which have responded by building and operating ethanol distilleries, including the largest corn-derived ethanol distillery in the world in Jilin province; and

•

Brazil, with a long history of fuel ethanol, where regulations require a fuel blend with up to 25% ethanol; also, a new bio-diesel program has started that requires blends increasing from 2% to 5% bio-diesel in diesel.

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

Commercial Update

Our primary commercial goal continues to be the bulk sale (by the ton) of DiesoLIFTTM 10 and DiesoLIFTTM BD-3 to major end-users of diesel fuel and bio-diesel fuel blends, including: railroads; stationary power generation operators; centrally-fueled truck/bus fleets; and marine vessel operators. Our primary strategy to achieve this goal is to outsource marketing and distribution by partnering with prominent fuel additive distribution companies and oil companies with existing customers and distribution channels.

IFT has emerged from the research and development phase and is in the early stages of commercializing its technology. Through distribution partners, IFT has clients that are purchasing and using DiesoLIFTTM 10, DiesoLIFTTM BD-3, GasoLIFTTM, DiesoLIFTTM EM-1 and KeroLIFTTM. IFT products are marketed to end-users either relabeled or under IFT brand names.

Railroads

The Association of Train Operating Companies in the U.K. (“ATOC”) and the Rail Safety and Standards Board (“RSSB”) under the independent management of world-renowned railroad consultant Interfleet Technology (“Interfleet”) has been evaluating IFT’s DiesoLIFTTM 10 fuel additive since 2005. Four rounds of extensive laboratory testing, using strict industry protocol, clearly demonstrated that use of DiesoLIFTTM 10 not only improves fuel economy but also, and as important, has a measured effect improving engine performance and reducing carbon particulates.

Three rounds of limited (a small number of locomotives) field trials have also demonstrated that use of DiesoLIFTTM 10 improves fuel economy. The final phase of the evaluation was completed in January 2010 when an ATOC member company, in agreement with all the major industry stakeholders including Porterbrook, Angel, Cummins, Perkins, Network Rail and LH Group, completed one of the largest ever field trials (89 engines), which again demonstrated that the use of DiesoLIFTTM 10 significantly improved fuel economy.

Commercial discussions with numerous ATOC members have commenced and will continue to take place in the second quarter of 2010. IFT has been in discussions with one of the largest rail operators in Brazil for a number of years. A major laboratory test to evaluate DiesoLIFTTM 10 is set to take place in the second quarter of 2010.

Through the efforts of one of its distribution partners, IFT has commenced field trials with two European rail operators.

In addition, success with the ATOC tests and trials has furthered IFT’s progress with other rail operators in Europe, India and the U.S.

Distribution Partners

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

•

Nordmann Rassmann (“Nordmann”): We signed a marketing and distribution agreement with Nordmann in August 2008 providing Nordmann with the right to market and sell IFT’s products in Germany, Austria, Switzerland, Sweden, Norway, Finland, Denmark, Poland, The Czech Republic, Slovakia, Slovenia, Hungary, Serbia, Romania and Bulgaria. Nordmann has introduced our products to numerous customers and made sales of DiesoLIFTTM BD-3 in 2009.

•

Caldic U.K. (“Caldic”): We signed a marketing and distribution agreement with Caldic in May 2008 providing Caldic with distribution rights to IFT’s products in the U.K. Caldic has introduced our products to numerous end-user customers and is currently in the process of running field trials with selected end-users.

•

Tide Water Oil Co. India Ltd (“Tidewater”): Headquartered in India, Tidewater is a prominent manufacturer and distributor of additives and lubricants to the automotive and industrial markets. Tidewater purchases and then re-packages DiesoLIFTTM 10 for sale into these targeted markets in India: power generation set users; tractor operators; the agricultural industry; and retail distribution markets. Tidewater has indicated that they will make regular purchases of DiesoLIFTTM 10 in 2010.

•

Nulon India (“Nulon”): We signed a marketing and distribution with Nulon in March 2007 providing Nulon with the right to market and sell IFT’s products in India. Nulon has conducted numerous field trials with DiesoLIFTTM 10, realizing positive results. Nulon had limited success selling our products in 2009 but expects volumes to increase significantly in 2010.

•

Pataki-Cahill Group (“PCG”): We signed a consulting agreement with PCG in February 2009. PCG is a leading consulting firm specializing in the area of clean and renewable fuels as well as alternative energy sources. PCG has been instrumental in generating a number of meaningful commercial opportunities for IFT with road transport, rail and stationary power generation operators.

•

Vision Oil Services Ltd (“VOS”): We signed a distribution agreement with VOS in June 2008 providing VOS with exclusive distribution rights to market and sell IFT’s products to Libya Oil Holdings Limited (“LOH”) and to the continent of Africa and Jordan. VOS paid for the purchase 600 metric tons of DiesoLIFTTM 10 in the first quarter of 2009 but has not yet taken delivery of the product. We have had no communication with VOS in over six (6) months and believe they have ceased all activities on behalf of IFT.

DiesoLIFTTM BD-3

Extensive research, development, product validation testing and “no harm” testing has been completed. DiesoLIFTTM BD-3 has clearly demonstrated that it is a top performing technology in the market. The product is listed in Germany by AGQM, the German Agency for Quality of Bio-diesel, as one of the few authorized antioxidants to be used in bio-diesel after production. The product has already been approved for use by a number of bio-diesel producers around the world. IFT distribution partners have begun to market and sell the product in their respective territories.

In Brazil, IFT is one of four fuel additive companies that has been selected for an evaluation process by one of the largest bio-fuel manufacturers in the world. The evaluation process is expected to be completed in the first half of 2010.

In Europe, the worldwide economic downturn has negatively impacted the rapid increase in production and end-user demand for bio-diesel, and therefore, the demand for new age antioxidant products like DiesoLIFTTM BD-3. We believe the proliferation of bio-diesel in Europe will progressively return during 2010 and, through our distribution partner network, most notably Nordmann, we are well-positioned to capitalize on current demand and the imminent increase in demand.

Next to DiesoLIFTTM BD-3, our DiesoLIFTTM BD-series now offers a full range of stabilizers applicable to all types of feed stocks and manufacturing processes.

U.S. Progress

Multiple fleets with over the road tractors and fleets of heavy-duty equipment have been purchasing and using DiesoLIFTTM 10 for many years. For example, a large regional supermarket chain has been using DiesoLIFTTM 10 in their entire fleet of road tractor-trailers for approximately three years and a regional construction and aggregate company has been using DiesoLIFTTM 10 in their fleet of heavy-duty off road equipment for approximately two years.

Other Opportunities

Efforts to improve the performance of IFT fuel additive formulations are ongoing. IFT has partnered with prominent independent test laboratories, chemical companies, fuel additive distribution companies and oil companies to further the development of and enhance the performance of its products on a stand-alone basis, or as part of a fuel additive package.

Summary

We believe IFT has two of the top performing fuel additive technologies in the world today, DiesoLIFTTM 10 and the DiesoLIFTTM BD-series, that target markets where consumption is massive and growing and environmental concerns and pressures to reduce harmful emissions are real. A number of end-users and distribution partners are buying our products. In addition, the time consuming process of tests and trials has generated opportunities that should produce additional revenue streams in 2010.

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

Since our inception we have incurred significant net losses. We reported net losses of $5,366,774 and $5,063,768 for the twelve months ended December 31, 2009 and December 31, 2008, respectively. Our accumulated deficit as of December 31, 2009 was $63,011,645. We expect to continue to incur net losses in the near to mid-term future. The magnitude of these losses will depend, in large part, on our ability to realize product sales revenue from the marketing and sale of our products. To date, we have not had any material operating revenue from the sale of our products and there can be no assurance we will be able generate material revenues. Our ability to generate revenues will be dependent upon, among other things, being able to (1) overcome negative connotations on the part of industrial fuel consumers regarding fuel additives in general; (2) convince potential customers of the efficacy and economic and environmental benefits of our products; and (3) generate the acceptance of our technology and products by potential customers and thereby create the opportunity to sell our products at a sufficient profit margin. Because we do not yet have a material, recurring revenue stream resulting from the sale of our products, there can be no assurance that we will be successful in these efforts. Should we achieve profitability, there is no assurance we can maintain, or increase, our level of profitability in the future.

In its March 31, 2010 report, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the first quarter of 2009, we issued 8,650,000 restricted common shares (including 4,325,000 attachable warrants), receiving cash proceeds of $2,162,500. Including these first quarter 2009 equity raise activities, the prepaid receipt of approximately $2,900,000, net of selling expenses related to a February 2009 sales order and a remaining $1,000,000 equity commitment from one of our Directors, we believe we have sufficient funds available to provide resources for our operations through at least 2010. However, failure to achieve significant, sustained sales and revenues by the end of this period would require us to obtain additional financing. Our budget for the next twelve months emphasizes continued field and laboratory testing and customer support marketing of our products. Cash requirements during the next twelve-month period are expected to average approximately $180,000 per month, plus potentially approximately $1,500,000 to fulfill the prepaid sales order discussed above. In addition, unexpected changes may occur in our current operations that could exhaust available cash resources sooner than anticipated. If anticipated product sales do not materialize, or are significantly less than anticipated, we may need to raise additional funds to continue operations. If this future financing is not available, our business may fail. We currently have no other firm commitments from third parties to provide any additional financing. Consequently, we cannot assure investors that additional financing, if necessary, will be available to us on acceptable terms, or at all.

Global economic conditions have created turmoil in the credit and general industrial markets that could have a significant adverse impact on our operations.

Current U.S. and worldwide economic conditions have resulted in an extraordinary tightening of credit markets coupled with higher interest rates. These economic conditions have been characterized as a global economic crisis that has been marked by dramatic shifts in market conditions and government responses, and have resulted in unprecedented intervention in financial institutions and markets by governments throughout the world. The current adverse conditions have spread to markets other than the financial and credit markets, including the industrial and labor markets.

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

Furthermore, current economic conditions may cause some of our customers or vendors to reduce or discontinue operations, which may adversely affect our operations. If, as a result of adverse economic conditions, any of our customers enter bankruptcy or liquidate their operations, our revenues and accounts receivable could be materially adversely affected.

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

Not applicable.

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

In December 2005, a former employee of IFT and a former consultant to IFT filed a joint lawsuit against us and certain of our Directors in the St. Louis County, Missouri Circuit Court. The relief sought by the plaintiffs included payment of compensation up to $120,000 per year under the former employee’s Employment Agreement, issuance of up to 5,025,921 shares of IFT stock under a Share Purchase Agreement entered into between each plaintiff and IFT in April 2001, and release from the plaintiffs’ non-competition obligations. The plaintiffs also alleged they were harmed by certain misrepresentations of IFT and were seeking an undetermined amount of damages for such alleged misrepresentations. We filed counter-claims against the plaintiffs, seeking monetary damages and enforcement of the plaintiffs’ non-competition obligations. During the second quarter of 2007, this case was dismissed by the Missouri Circuit Court with no compensation paid to any party. In June 2008, the plaintiffs re-filed their lawsuit and we re-filed our counter-claims. The plaintiffs again failed to appear for depositions and to permit discovery and we re-filed our motion to dismiss, this time with prejudice. The Court granted our motion to dismiss and dismissed this action with prejudice on July 2, 2009.

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

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and IFT participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on IFT. During the second half of 2009, IFT made payments totaling $40,000 to reduce the recorded liability.

On October 2, 2008, Giant Trading, Inc., David R. Friedland, Magnum Select Fund, Ltd., Magnum Growth Fund, Brett Friedland, Lara and Andrew Block, Cherise Metz and Charles Stride (all of which are associates of Mr. Dion Friedland, a beneficial owner of 5% of IFT’s common stock) filed a lawsuit against us and certain of our Directors (Messrs. Burst, Carr and Demetriou) in the United States District Court, Southern District of Florida. On February 3, 2009, Mr. Demetriou was dismissed without prejudice from the lawsuit because he was not served with process within the statutory period.

The lawsuit alleges federal securities fraud violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against all defendants, and violations of Section 20(a) of the Securities Act of 1933 against the individual defendants. The plaintiffs are seeking a judgment for damages of $5 million, interest, costs, and for such other relief the Court deems just and proper. On May 19, 2009, the court issued an order granting our motion to transfer venue to St. Louis, Missouri. IFT filed a motion to dismiss and the plaintiffs withdrew their complaint prior to a ruling on said motion.

On August 7, 2009, Charles Stride voluntarily dismissed the complaint against all defendants. On August 10, 2009, the remaining plaintiffs filed a first amended complaint (“FAC”) against IFT, Jonathan R. Burst and Rex Carr in the State Court of Missouri unlike the original complaint, which was filed in federal court. The FAC, similar to the initial complaint, alleges that the defendants made misrepresentations and omissions in public statements regarding its fuel additive products that induced the plaintiffs to purchase IFT stock, but does not allege any federal securities laws violations. Instead, the FAC alleges violations of various state law claims under Missouri’s blue sky laws and state common law, and seeks $5 million of compensatory damages, interest and costs. On August 31, 2009, the defendants filed a motion to dismiss the FAC for failure to meet the heightened pleading standards of Rule 9(b) of the Federal Rules of Civil Procedures. The motion to dismiss is currently awaiting adjudication.

On December 4, 2009, the plaintiffs served discovery requests on all defendants. The plaintiffs have agreed to provide the defendants with an extension to respond to the discovery requests while the parties prepare for, and participate in, a voluntary mediation. The parties are currently scheduling a mediation conference. We do not believe the lawsuit has any merit and will vigorously defend our position.

On February 6, 2009 we filed an action against Fuel Technologies Ltd, Mega Connections, Ltd., FT Marketing Ltd, and the AAA, Cause No. 09SL-CC00550, in the Circuit Court of the County of St. Louis, Missouri. In this action, IFT sought injunctive relief requiring the defendants to litigate the claims asserted before the AAA in the Circuit Court of St. Louis County, Missouri. On or about February 17, 2009 the Court entered an Order transferring these claims out of arbitration and into the Circuit Court of the County of St. Louis. The claims initially filed before the AAA, but since removed to the Circuit Court by IFT, are that IFT breached various marketing and distribution agreements by misrepresenting the state of IFT’s product development. The plaintiffs recently filed an amended petition adding Jonathan R. Burst and Rex Carr as additional defendants. No discovery has been undertaken to-date and we are unable to predict any outcome. IFT believes it has meritorious defenses and intends to vigorously defend this action.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the OTC Bulletin Board system under the symbol “IFUE.OB.” The range of reported high and low sales prices shown below is as reported by the OTC Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2009		2008

	High	Low	High	Low

First quarter	$0.36	$0.16	$0.45	$0.16
Second quarter	$0.36	$0.18	$0.89	$0.37
Third quarter	$0.29	$0.15	$0.72	$0.33
Fourth quarter	$0.25	$0.15	$0.43	$0.17

As of the close of business on March 25, 2010, the last reported sales price per share of our common stock was $0.15. As of March 25, 2010, we estimate there were 1,638 record holders of our common stock. Such number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include such bank, brokerage houses and clearing companies.

We have not declared or paid a cash dividend to shareholders. The Board of Directors presently intends to retain any future earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Comparison of the Twelve Months Ended December 31, 2009 and the Twelve Months Ended December 31, 2008

Revenues

Net revenue for the twelve months ended December 31, 2009 was $184,851, as compared to $149,480 for the twelve-month period ended December 31, 2008. This increase in net revenue was primarily due to increased sales volume from our distributor network ($50,302), partially offset by decreased sales volume to end-user customers ($14,931). Sales revenue for 2009 was split between sales to our distributor network (71% of sales revenue) and end-user customers (29% of sales revenue).

Sales revenue generated during 2009 and 2008 resulted primarily from the sale of DiesoLIFTTM 10.

Operating Expenses

Total operating expense was $5,105,516 for the twelve months ended December 31, 2009 (including non-cash stock-based compensation expense of $2,667,125), as compared to $5,200,117 for the twelve-month period ended December 31, 2008 (including non-cash stock-based compensation expense of $2,896,229). This represents a $94,601 decrease from the prior period, and was primarily attributable to a decrease in non-cash stock-based compensation expense and cost of operations, partially offset by increases in other selling, general and administrative expense. These fluctuations are more fully described below.

Selling, General and Administrative Expense

Selling, general and administrative expense for the twelve months ended December 31, 2009 was $5,035,115 (including non-cash stock-based compensation expense of $2,667,125) as compared to $5,106,406 (including non-cash stock-based compensation of $2,896,229) for the twelve-month period ended December 31, 2008, representing a $71,291 decrease from the prior period.

The non-cash stock-based compensation expense decrease of $229,104 between 2009 and 2008 was primarily due to:

(1)

a decrease of approximately $2,600,000 due to the 2008 vesting and immediate expense recognition for options granted during the second quarter of 2008 relating to consulting services and commercial and equity capital activities;

(2)	an increase of $1,581,302 recorded during the third quarter of 2009 related to the modification of terms to options previously granted;

(3)	an increase of $535,050 recorded in 2009 versus 2008 for newly issued non-cash stock-based compensation (independent of 2008 grants explained in item (1) above) in the respective period; and

(4)	an increase of $180,400 due to treasury stock repurchases made during 2009 at prices in excess of the then-market price.

The $157,813 increase in other selling, general and administrative expense was primarily due to:

(1)	an increase of $85,441 in salary expense primarily due to salary increases subsequent to the second quarter of 2008; and

(2)

an increase of $81,110 in consulting expense due to a one-time reimbursement payment to a former consultant during 2009 and increased commercialization assistance from a new consultant starting during the second quarter of 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense was $5,062 for the twelve months ended December 31, 2009, as compared to $7,808 for the twelve months ended December 31, 2008. Depreciation and amortization has been relatively small since our intellectually property became fully amortized during the second quarter of 2007.

Interest Income (Expense)

Net interest income (expense) for the twelve months ended December 31, 2009 was $18,891, compared to $(13,131) for the twelve-month period ended December 31, 2008. The change in net interest income (expense) is primarily attributable to an increase in invested funds during 2009 and to interest expense recorded in 2008 related to debt that was converted to equity during the first quarter of 2008.

Provision for Income Taxes

We have operated at a net loss since inception and have not recorded or paid any income taxes, other than for non-cash deferred tax expense of $465,000 related to a basis difference between financial reporting and tax reporting goodwill. We have significant net operating loss carry-forwards that would be recognized at such time as we demonstrate the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting primarily from the net operating loss carry-forwards has been fully reserved with a valuation allowance.

Net Loss

Net loss for the twelve months ended December 31, 2009 was $5,366,774, as compared to $5,063,768 for the twelve months ended December 31, 2008. The increase in net loss was primarily due to increases in other selling, general and administrative (as described above) and income tax expense of $465,000. This was partially offset by a decrease in non-cash stock-based compensation expense and cost of operations. The basic and diluted net loss per common share for the twelve months ended December 31, 2009 and 2008 was $(0.05) and $(0.06), respectively.

New Accounting Pronouncements

New Accounting Pronouncements Adopted

ASC 105 - In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10-65, “Transition Related to FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The ASC will become the single source of authoritative non-governmental U.S. generally accepted accounting principles, superseding existing accounting literature. While not intended to change U.S. GAAP, the ASC significantly changes the way in which accounting literature is organized. This guidance is effective for interim or annual reporting periods ending after September 15, 2009. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows. However, because the Codification completely replaces existing standards, it affects the way U.S. GAAP is disclosed in our financial statements.

ASC 805 - In December 2007, the FASB issued transition guidance ASC 805-10-65-1, “Transition Related to FASB Statement No. 141 (revised 2007), Business Combinations.” This guidance defines the acquirer in a business combination as the entity that obtains control of one or more businesses, and establishes the acquisition date as the date the acquirer achieves this control. This statement also refines the application of the purchase method by requiring the acquirer to recognize assets acquired and liabilities assumed at fair value and replacing the cost allocation process previously required. Furthermore, acquisition-related costs and restructuring costs that are expected, but not obligatory, are required to be recognized separately from the business combination. This guidance became effective prospectively for business combinations with acquisition dates on or after January 1, 2009. There was no material impact to our financial position, results of operations, or cash flows as a result of adoption of this guidance.

ASC 810 - In December 2007, the FASB issued ASC 810, Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. ASC 810 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. ASC 810 does not change the criteria for consolidating a partially owned entity. ASC 810 became effective for fiscal years beginning after December 15, 2008. The provisions of ASC 810 are applied prospectively upon adoption except for the presentation and disclosure requirements, which are applied retrospectively. The provisions of ASC 810 did not apply to us and therefore had no impact on our financial position, results of operations or cash flows.

ASC 820 - Effective January 1, 2008, we partially adopted ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 applies to most current accounting rules requiring or permitting fair value measurements. ASC 820 provides a framework for measuring fair value and requires expanded disclosures about fair value methods and inputs by establishing a hierarchy for ranking the quality and reliability of the information used by management to measure and report amounts at fair value.

We had only partially applied the provisions of ASC 820 as management elected the deferral provisions of ASC 820-10-65-1, “Transition Related to FASB Staff Position FAS 157-2,” as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. ASC 820-10-65-1 delayed the effective date of ASC 820 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until January 1, 2009 for us. The major categories of assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis include certain amounts of property and equipment, intangible assets and goodwill reported at fair value as a result of impairment testing, and certain other assets, liabilities and equity instruments recognized as a result of prior business combinations. There was no impact to our financial position, results of operations, or cash flows as a result of the adoption of ASC 820 for non-financial assets and liabilities.

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

We have determined that the inputs used to value our $1,000,000 of certificate of deposits with maturities greater than 90 days as of December 31, 2009 fall within Level 1 of the fair value hierarchy.

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2009.

Recently Issued Accounting Pronouncements

ASC 605-25 - In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, “Multiple-Element Arrangements.” The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangements should be considered separate units of accounting, however the updated guidance removes the 48 previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance is effective for fiscal years beginning on or after June 15, 2010. We do not expect that the adoption of this guidance will have a material effect on our financial position, results of operations or cash flows.

ASC 820—In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements.” This guidance amends Subtopic 820-10 to require new disclosures and clarify existing disclosures. This guidance requires new disclosures of amounts and reasons for significant transfers between Level 1 and Level 2 fair value measurements. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), separate presentation of information about purchases, sales, issuances and settlements is required. The guidance clarifies that fair value measurement disclosures for each class of assets and liabilities may constitute a subset of assets and liabilities within a line item on a reporting entity’s balance sheet. The guidance also clarifies disclosure requirements about inputs and valuation techniques for both recurring and nonrecurring fair value measurements (Level 2 or Level 3). The ASU also amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, including interim periods within those fiscal years. We do not expect that the adoption of this guidance will have a material effect on our financial position, results of operations or cash flows.

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

To test impairment, we use the market approach to determine the fair value of the Company. Following this approach, the fair value of the business exceeded the carrying value of the business as of December 31, 2009 by $17,200,000. As a result, no impairment of goodwill was recorded.

Deferred income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2009, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.

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

While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, as a result of first quarter 2009 equity raise activities ($2,162,500), cash received for a prepaid sales purchase order during the first quarter of 2009 (net cash margin expected of approximately $1,500,000), projected sales for 2010 and a remaining equity commitment of $1,000,000 (entered into with a related party Board member of IFT and significant shareholder during 2008), we have adequate cash and cash equivalents balances and commitments to fund operations through at least 2010. However, if we are unable to meet our projections and generate positive and sustainable operating cash flows by this time, we may need to raise additional capital to fund our future operations.

Cash provided by operating activities was $816,397 for the twelve months ended December 31, 2009, compared to a use of $2,065,115 for the twelve months ended December 31, 2008. The increase in cash flow from operating activities was due primarily to cash received from a prepaid sales order from VOS during the first quarter of 2009. IFT would need to expend approximately $1,500,000 to manufacture inventory required to fulfill this sales order. We have had no communication with VOS in over six (6) months and believe they have ceased all activities on behalf of IFT.

Cash used in investing activities was $1,000,000 and $0 for the twelve months ended December 31, 2009 and 2008, respectively. During the second quarter of 2009, we invested $3,200,000 ($3,000,000 of which had maturities greater than 90 days) of the proceeds received from earlier 2009 equity raise activities into a certificate of deposit program that is insured 100% by the FDIC. We redeemed $2,200,000 ($2,000,000 of which had maturities of greater than 90 days) of investments upon maturities during 2009. At December 31, 2009, $1,200,000 of certificates of deposit with maturities less than 90 days are classified on our balance sheet in cash and cash equivalents and $1,000,000 is invested in certificates of deposit having maturities greater than 90 days.

Cash provided by financing activities was $1,712,500 for the twelve months ended December 31, 2009, as compared to $2,000,000 for the twelve months ended December 31, 2008. The decrease in financing cash flow was primarily due to slightly less cash proceeds obtained from the issuance of equity, and increased levels of treasury stock purchases during the twelve months ended December 31, 2009, compared to the twelve months ended December 31, 2008. During 2009, we raised $2,162,500 upon the private placement of 8,650,000 restricted shares of our common stock to accredited investors. During 2008, we raised $2,000,000 upon the private placement of 4,160,000 shares of common stock to accredited investors and $250,000 upon the issuance of 520,000 restricted shares of our common stock to a related party. During 2009 and 2008, we also had treasury stock acquisitions of $450,000 and $250,000, respectively, related to the repurchases of shares previously owned by IFT Directors.

Net cash increased by $1,528,897 for the twelve months ended December 31, 2009, as compared to a decrease in net cash of $65,115 for the twelve months ended December 31, 2008.

During the twelve months ended December 31, 2009 and December 31, 2008, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Working capital at December 31, 2009 was $(490,640), as compared to $26,447 at December 31, 2008. This decrease was primarily attributable to funding cash operating expenses for 2009. The negative working capital amount for 2009 is also impacted by the approximate $3 million deferred revenue liability recorded on our balance sheet, which is offset by an increase in cash of approximately $1.5 million at December 31, 2009.

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

Effective October 27, 1999, we merged with Blencathia. Blencathia was a public shell company with immaterial assets and liabilities and 312,000 shares outstanding at the time of the merger, which it redeemed and cancelled upon the merger. In exchange, we issued 312,000 of our common shares to the prior Blencathia owner with the contractual understanding that such shares were to be sold by that owner to achieve gross cash proceeds of $500,000. Any excess proceeds were to be returned to us and any deficiency was to be made up by us issuing additional shares or paying the difference in cash. As we believed that we controlled the ultimate timing of the sale of these 312,000 shares by the prior Blencathia owner, we did not consider these shares as issued or outstanding for purposes of computing loss per share.

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent. Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock. During 2009, we made payments in the aggregate of $40,000 reducing this obligation. The remaining $310,000 obligation has been reflected as a current accrued expense. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value. Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations.

Item 8.	Financial Statements and Supplementary Data

Financial statements specified by this Item, together with the report relating thereto of BDO Seidman, LLP, are presented following Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2009. Based on this evaluation, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting. Therefore, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, we have identified a material weakness in our internal control over financial reporting. As a result, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2009.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During our 2008 and 2007 review of internal controls, management identified the following material weakness: IFT has limited accounting personnel with sufficient expertise, accounting knowledge and training in generally accepted accounting principles and financial reporting requirements. Specifically, IFT lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements. This material weakness was not corrected during 2009.

This deficiency resulted in adjustments to the financial statements for non-cash stock-based compensation and also resulted in adjustments to financial statement presentation in both 2008 and 2009. This control deficiency, which is pervasive in impact, did result in material adjustments to the financial statements. There is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

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

The Remediation Plan

Although as of December 31, 2009 we have not yet remediated the material weakness in our internal control over financial reporting originally identified during our 2007, 2008 and 2009 reviews, we have made and will continue to make, improvements to our policies, procedures, systems and staffing who have significant roles in internal control to address the identified internal control deficiencies. Consequently, management has initiated the following remediation steps to address the material weakness described above:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following are the names of our current Directors and executive officers, their present positions with IFT and biographical information.

Name	Age	Position(s) and offices held with IFT	Dates in position or office

Jonathan R. Burst	51	Chief Executive Officer,	1999 - Present
		Director, Chairman	2000 - Present
Rex Carr	83	Director	2002 - Present
Fer Eren, M.D.	47	Director	2009 - Present
Gary Kirk	49	Director, Director of Sales and Marketing *	2003 - Present
David B. Norris	61	Director	2000 - Present
Stuart D. Beath	51	Chief Financial Officer	2007 - Present

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

FER EREN, M.D. has served as a Director of IFT since August 2009. Dr. Eren is a member of and a practicing physician in the medical practice of Eren and Atluri, M.D.s, LLC, having served in such role since 2003. Previously, Dr. Eren founded and was the Managing Director of Medcheck Diagnostic Center, Inc., a diagnostic clinic, and an owner of Medplus, a medical equipment sales and distribution company.

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

Based solely upon our review of copies of such forms received by us, we believe that, during fiscal year ended December 31, 2009, the following persons did not timely file Forms 3, Forms 4 and Forms 5 reporting transactions affecting their beneficial ownership:

Reporting Person	Number of Known Failures to File Required Form	Number of Transactions Not Reported

Mr. Burst	3	2
Mr. Carr	4	3
Mr. Kirk	3	2
Mr. Norris	3	2
Mr. Demetriou	5	4
Mr. Beath	2	2

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

Audit Committee

We have a separately designated Audit Committee. From January 1, 2009 through May 26, 2009, our Audit Committee consisted of David B. Norris and Harry F. Demetriou. Mr. Demetriou ceased to be an Audit Committee member after his death on May 26, 2009. Mr. Norris currently is the only member of our Audit Committee.

The Board of Directors has determined that Mr. Norris, an independent member of the Board, satisfies all of the criteria to be an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors since the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Item 11.	Executive Compensation

2009 Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation paid or to be paid by us as well as certain other compensation awarded, earned by and paid, during the indicated fiscal year, to the Chief Executive Officer and Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Jonathan R. Burst,	2009	$400,000	$—	$1,111,003	[1]	$52,512	[2]	$1,563,515
CEO	2008	$334,615	$—	$—		$21,496		$356,111

Stuart D. Beath,	2009	$168,269	$—	$102,497	[3]	$21,981	[4]	$292,747
CFO	2008	$135,885	$10,000	$—		$16,633		$162,518

1) Represents 350,000 options to purchase shares of our common stock granted to Mr. Burst during 2009 for employment services that vest June 30, 2010. The grant date fair value of these options was $91,700 based on the closing price of our stock on grant date ($0.36 on April 3, 2009). Assumptions used in determining the value of these options are disclosed in Note 4 to our financial statements. Also represents $1,019,303 of non-cash expense recorded during 2009 for the fair value differentiation related to the modification of terms for options previously granted.

2) Represents $22,192 of health insurance coverage for Mr. Burst and his family, $2,320 of life insurance premiums paid by IFT, $26,200 for a discretionary grant of 100,000 options for Board services provided and $1,800 for the grant of 10,000 shares of our common stock for 2009 Board services provided. These fully-vested shares were valued based on the closing price of our stock on grant date ($0.18 on December 31, 2009).

3) Represents the grant date fair value for a total of 450,000 options to purchase shares of our common stock granted to Mr. Beath during 2009. 250,000 of these options vest June 30, 2010 and were valued based on the closing price of our stock on the grant date ($0.36 on April 3, 2009). The remaining 200,000 options vested immediately upon grant and were valued based on the closing price of our stock on the grant date ($0.24 on August 3, 2009). Assumptions used in determining the value of these options are disclosed in Note 4 to our financial statements.

4) Represents $21,981 of health insurance coverage for Mr. Beath and his family.

Executive Officer Employment Agreements

Jonathan R. Burst

2002 Burst Agreement

In January 2002, we entered into an employment agreement (the “2002 Burst Agreement”) with Mr. Burst to serve as our Chief Executive Officer with an initial annual base salary of $250,000, options to purchase 780,000 shares of our common stock, with 260,000 shares vesting on the first anniversary of his employment and the remaining 520,000 shares vesting on the last day of the employment period and a bonus award as deemed appropriate by the board. The initial three-year agreement expired on December 31, 2004. With the exception of an increase in salary effective July 1, 2008, Mr. Burst continued to serve as our Chief Executive Officer under the terms of the 2002 Burst Agreement through May 15, 2009 (the effective date of the 2009 Burst Agreement).

Under the 2002 Burst Agreement, if Mr. Burst’s employment was terminated by us for “cause,” or if Mr. Burst terminated his employment other than for “good reason,” as defined in the 2002 Burst Agreement, and which includes the occurrence of a change in control, we would pay Mr. Burst the salary accrued for the pay period in which the termination occurred and would issue the accrued stock compensation. “Cause” is defined in the 2002 Burst Agreement as (i) any fraud, embezzlement or other dishonesty of Mr. Burst that materially and adversely affects our business or reputation, or (ii) Mr. Burst’s felony conviction or entering into a plea of nolo contendere with respect to a felony.

Pursuant to the terms of the 2002 Burst Agreement, if we terminated Mr. Burst other than for cause, death or disability, or if Mr. Burst terminated his employment for good reason, IFT would (i) pay Mr. Burst’s accrued but unpaid portion of his annual base salary in a lump sum, (ii) continue to pay Mr. Burst’s annual base salary through the remainder of the term of the agreement, (iii) issue the accrued stock compensation, and (iv) issue the stock compensation for the remainder of the term of the agreement. In addition, if we did not extend Mr. Burst’s contract beyond the terms of the 2002 Burst Agreement, we would pay Mr. Burst his current salary over the one-year period after the 2002 Burst Agreement expired.

Under the 2002 Burst Agreement, if Mr. Burst’s employment was terminated by us by reason of his death or disability, we would pay Mr. Burst’s accrued but unpaid portion of his annual base salary in a lump sum and issue the accrued stock compensation. In addition, if Mr. Burst’s employment was terminated by reason of disability, we would continue to pay Mr. Burst’s annual base salary, less any amounts received by Mr. Burst under any disability insurance coverage maintained by us, until the earlier of (i) expiration of Mr. Burst’s employment period under the 2002 Burst Agreement, or (ii) the date of Mr. Burst’s death.

In addition, Mr. Burst was entitled to receive additional compensation for serving on our board of directors.

2009 Burst Agreement

On May 15, 2009, we entered into an employment agreement with Mr. Burst (the “2009 Burst Agreement”) to serve as our Chief Executive Officer. The 2009 Burst Agreement has a term beginning May 15, 2009 through May 14, 2012.

Pursuant to the terms of the 2009 Burst Agreement, Mr. Burst will received an annual base salary of $400,000. Mr. Burst is also eligible to receive a cash bonus and stock options at the discretion of our Board.

Under the 2009 Burst Agreement, if Mr. Burst’s employment is terminated by us for “cause,” or if Mr. Burst terminates his employment other than for “good cause shown,” as defined in the 2009 Burst Agreement, and which includes the occurrence of a change in control, we will pay Mr. Burst the salary accrued for the pay period in which the termination occurred, unless termination was for cause and the cause involved fraud, embezzlement or disclosure of confidential information, in which case, IFT would not be liable for any payments to Mr. Burst. “Cause” is defined in the 2009 Burst Agreement as (i) any fraud, embezzlement or other dishonesty of Mr. Burst that materially and adversely affects our business or reputation, (ii) disclosure of confidential information to any third party, (iii) Mr. Burst’s refusal to perform his material duties and obligations under the 2009 Burst Agreement, or (iv) Mr. Burst’s willful and intentional misconduct in the performance of his material duties and obligations.

Pursuant to the terms of the 2009 Burst Agreement, if we terminate Mr. Burst other than for cause, death or disability, or if Mr. Burst terminates his employment for good cause shown, IFT must pay Mr. Burst’s accrued but unpaid portion of his annual base salary in a lump sum, and will continue to pay Mr. Burst’s annual base salary through May 14, 2012. In addition, if we do not extend Mr. Burst’s contract beyond the terms of the 2009 Burst Agreement, we will pay Mr. Burst his current salary over the one-year period after the 2009 Burst Agreement expires.

Under the 2009 Burst Agreement, if Mr. Burst’s employment is terminated by us by reason of his death or disability, we will pay Mr. Burst’s accrued but unpaid portion of his annual base salary in a lump sum. In addition, if Mr. Burst’s employment is terminated by reason of disability, we will continue to pay Mr. Burst’s annual base salary, less any amounts received by Mr. Burst under any disability insurance coverage maintained by us, until the earlier of (i) May 14, 2012, (ii) six months after a determination of disability has been made, or (iii) the date of Mr. Burst’s death.

Pursuant to the 2009 Burst Agreement, during Mr. Burst’s employment, and for a period of five years following termination of Mr. Burst’s employment (i) by Mr. Burst other than for good cause shown, or (ii) by us for cause, Mr. Burst is bound by a non-competition clause. The 2009 Burst Agreement also provides for a non-solicitation period ending one year following Mr. Burst’s termination for any reason.

In addition, Mr. Burst is entitled to receive additional compensation for serving on our board of directors.

Stuart D. Beath

2007 Beath Agreement

In connection with Mr. Beath’s appointment as Chief Financial Officer, we entered into an employment agreement (the “2007 Beath Agreement”) with Mr. Beath dated July 2, 2007. Pursuant to the 2007 Beath Agreement, Mr. Beath was employed as our Chief Financial Officer from June 30, 2007 until June 30, 2009.

Pursuant to the terms of the 2007 Beath Agreement, we agreed to pay Mr. Beath an initial annual base salary of $100,000, to be reviewed annually. Pursuant to the terms of the 2007 Beath Agreement and the non-statutory stock option agreement dated July 2, 2007, Mr. Beath received options to purchase 208,000 shares of our common stock with an exercise price of $0.75 per share in accordance with the terms of the Amended and Restated LTIP. Pursuant to the terms of the option agreement, Mr. Beath’s options vested twenty-four (24) months from the date of grant and expire on June 30, 2012.

Under the 2007 Beath Agreement, if Mr. Beath’s employment was terminated by us for “cause,” or if Mr. Beath terminated his employment other than for “good cause shown,” as defined in the 2007 Beath Agreement, and which includes the occurrence of a change in control, we would pay Mr. Beath the salary accrued for the pay period in which the termination occurred, unless termination was for cause and the cause involved fraud, embezzlement or disclosure of confidential information, in which case, IFT would not be liable for any payments to Mr. Beath. “Cause” is defined in the 2007 Beath Agreement as (i) any fraud, embezzlement or other dishonesty of Mr. Beath that materially and adversely affects our business or reputation, (ii) Mr. Beath’s felony conviction or entering into a plea of nolo contendere with respect to a felony,

(iii) disclosure of confidential information to any third party, (iv) any actions taken by Mr. Beath deemed by our Chief Executive Officer to be detrimental to our well-being, (v) Mr. Beath’s refusal to perform his material duties and obligations under the 2007 Beath Agreement, or (vi) Mr. Beath’s willful and intentional misconduct in the performance of his material duties and obligations.

Pursuant to the terms of the 2007 Beath Agreement, if we terminated Mr. Beath other than for cause, death or disability, or if Mr. Beath terminated his employment for good cause shown, IFT would pay Mr. Beath’s accrued but unpaid portion of his annual base salary in a lump sum, and would continue to pay Mr. Beath’s annual base salary through June 30, 2009.

Under the 2007 Beath Agreement, if Mr. Beath’s employment was terminated by us by reason of his death or disability, we would pay Mr. Beath’s accrued but unpaid portion of his annual base salary in a lump sum. In addition, if Mr. Beath’s employment was terminated by reason of disability, we would continue to pay Mr. Beath’s annual base salary, less any amounts received by Mr. Beath under any disability insurance coverage maintained by us, until the earlier of (i) June 30, 2009, (ii) six months after a determination of disability has been made, or (iii) the date of Mr. Beath’s death.

Pursuant to the 2007 Beath Agreement, during Mr. Beath’s employment, and for a period of two years following termination of Mr. Beath’s employment (i) by Mr. Beath other than for good cause shown, or (ii) by us for cause, Mr. Beath was bound by a non-competition clause. The 2007 Beath Agreement also provided for a non-solicitation period ending one year following Mr. Beath’s termination for any reason.

Mr. Beath received increases in his annual base salary to $150,000 effective July 1, 2008 and to $175,000 effective April 1, 2009.

2009 Beath Agreement

On May 15, 2009, we entered into an employment agreement with Mr. Beath that replaced the 2007 Beath Agreement (the “2009 Beath Agreement”). Pursuant to the 2009 Beath Agreement, Mr. Beath is to serve as our Chief Financial Officer. The term of the 2009 Beath Agreement begins May 15, 2009 and extends to May 14, 2012.

Pursuant to the terms of the 2009 Beath Agreement, Mr. Beath will receive an annual base salary of $175,000. Mr. Beath is also eligible to receive a cash bonus and stock option grants at the discretion of our Board.

Under the 2009 Beath Agreement, if Mr. Beath’s employment is terminated by us for “cause,” or if Mr. Beath terminates his employment other than for “good cause shown,” as defined in the 2009 Beath Agreement, and which includes the occurrence of a change in control, we will pay Mr. Beath the salary accrued for the pay period in which the termination occurred, unless termination was for cause and the cause involved fraud, embezzlement or disclosure of confidential information, in which case, IFT would not be liable for any payments to Mr. Beath. “Cause” is defined in the 2009 Beath Agreement as (i) any fraud, embezzlement or other dishonesty of Mr. Beath that materially and adversely affects our business or reputation, (ii) disclosure of confidential information to any third party, (iii) Mr. Beath’s refusal to perform his material duties and obligations under the 2009 Beath Agreement, or (iv) Mr. Beath’s willful and intentional misconduct in the performance of his material duties and obligations.

Pursuant to the terms of the 2009 Beath Agreement, if we terminate Mr. Beath other than for cause, death or disability, or if Mr. Beath terminates his employment for good cause shown, IFT must pay Mr. Beath’s accrued but unpaid portion of his annual base salary in a lump sum, and will continue to pay Mr. Beath’s annual base salary through May 14, 2012.

Under the 2009 Beath Agreement, if Mr. Beath’s employment is terminated by us by reason of his death or disability, we will pay Mr. Beath’s accrued but unpaid portion of his annual base salary in a lump sum. In addition, if Mr. Beath’s employment is terminated by reason of disability, we will continue to pay Mr. Beath’s annual base salary, less any amounts received by Mr. Beath under any disability insurance coverage maintained by us, until the earlier of (i) May 14, 2012, (ii) six months after a determination of disability has been made, or (iii) the date of Mr. Beath’s death.

Pursuant to the 2009 Beath Agreement, during Mr. Beath’s employment, and for a period of five years following termination of Mr. Beath’s employment (i) by Mr. Beath other than for good cause shown, or (ii) by us for cause, Mr. Beath is bound by a non-competition clause. The 2009 Beath Agreement also provides for a non-solicitation period ending one year following Mr. Beath’s termination for any reason.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table provides information on all restricted stock, stock options and SAR awards (if any) held by our named executive officers (“NEOs”) as of December 31, 2009.

	Option Awards

Name	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date

Jonathan R. Burst	10,400	—	$0.49	12/28/2011
	10,400	—	$0.15	12/31/2012
	10,400	—	$0.21	12/31/2013
	—	450,000	$0.50	12/31/2013
	780,000	—	$0.13	12/31/2014
	1,040,000	—	$0.24	12/31/2014
	5,200,000	—	$0.48	12/31/2014

Stuart D. Beath	208,000	—	$0.72	6/30/2012
	—	250,000	$0.50	12/31/2013
	200,000	—	$0.25	8/2/2014
	1,352,000	—	$0.48	12/31/2014

2009 Director Compensation

Directors do not receive any cash compensation for their services as members of the Board, although they are reimbursed for certain expenses incurred in connection with attendance at Board and Committee meetings.

Each non-employee and employee Director is entitled to an annual award of 10,000 restricted shares or immediately vesting options of our common stock for membership on the Board. In addition, each Board member is entitled to receive 1,000 shares of restricted stock or options for every three telephonic Board meetings attended. For 2009 Board services, Messrs. Burst and Carr elected restricted shares and Messrs. Norris, Kirk and Eren elected options as compensation for their services.

Board members are also eligible to receive discretionary grants of common stock under the Consultant and Employee Stock Compensation Plan and grants of stock options, stock appreciation rights and restricted stock pursuant to the Amended and

Restated LTIP. We did not make discretionary equity grants pursuant to our Amended and Restated Long Term Incentive Plan to any Directors in their capacity as Directors during the fiscal year ended December 31, 2009. We did however make discretionary grants (not pursuant to our Amended and Restated LTIP) in the aggregate total of 500,000 options to purchase shares of our common stock to Directors in their capacity as Directors during the fiscal year ended December 31, 2009. We also granted 30,000 options to purchase shares of our common stock to Directors in their capacity as Directors during the fiscal year ended December 31, 2009 for required annual board service compensation obligations.

The following table provides information related to the compensation of our non-NEO Directors for fiscal 2009. For information regarding our Chairman and Chief Executive Officer’s 2009 compensation, see the 2009 Summary Compensation table.

Name		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)

Rex Carr	[1]	$7,400	$26,200	$22,000		$55,600
Fer Eren, M.D.	[2]	$—	$13,625	$—		$13,625
David B. Norris	[3]	$—	$27,441	$—		$27,441
Gary Kirk	[4]	$—	$27,441	$189,467	[5]	$216,908

(1)

Mr. Carr’s IFT equity holdings as of December 31, 2009 include 14,820,298 shares of restricted common stock owned by R.C. Holding Company, of which Mr. Carr is a Director, President and 41% stockholder. Mr. Carr is deemed to be the beneficial owner of these shares. Mr. Carr also owns 130,000 shares of common stock, 4,319,901 shares of restricted common stock and 100,000 unvested options to purchase shares of IFT common stock. Mr. Carr also has 76,960 vested options to purchase shares of IFT common stock and 10,000 restricted common shares obtained from Board services provided from 2002 to date.

(2)

Dr. Eren’s IFT equity holdings as of December 31, 2009 include 642,899 shares of common stock. Dr. Eren also holds 110,000 vested options to purchase shares of IFT common stock, obtained from Board services provided from 2009 to date.

(3)

Mr. Norris’ IFT equity holdings as of December 31, 2009 include 1,244,425 shares of restricted common stock. Mr. Norris also holds 208,000 vested options to purchase shares of IFT common stock and 100,000 non-vested options to purchase shares of IFT common stock for non-director related services provided. Mr. Norris also holds 109,840 vested options to purchase shares of IFT common stock obtained from Board services provided from 2000 to date.

(4)

Mr. Kirk’s IFT equity holdings as of December 31, 2009 include 2,080,000 vested options to purchase shares of IFT common stock and 250,000 unvested options to purchase shares of IFT common stock, granted for employee services. Mr. Kirk also holds 75,520 vested options to purchase shares of IFT common stock, obtained from Board services provided from 2003 to date. Mr. Kirk received a discretionary grant of 100,000 options to purchase shares of our common stock for Board services (fair value of $26,200 at grant date) and 10,000 options to purchase shares of our common stock for 2009 Board services provided (fair value of $1,241 at grant date).

(5)

Pursuant to his employment agreement in effect during 2009, Mr. Kirk was to receive an annual salary of 75,000 British Pounds, receive 3,750 British Pounds for retirement contributions, receive a health insurance stipend of 3,000 British Pounds and receive an annual auto allowance of $9,600. Effective April 2009, Mr. Kirk received an incremental annual salary increase of 5,000 British Pounds and 250 British Pounds for retirement contributions. Effective November 2009, Mr. Kirk received another incremental annual salary increase of $10,000. Amount represents $150,167 for Mr. Kirk’s employment salary considering foreign currency conversion to U.S. Dollars based on when payments were made to Mr. Kirk throughout the year and $39,300 (grant date fair value) for 150,000 options granted for employment services during 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the ownership of our common stock as of March 25, 2010 by (i) each person known by IFT to own beneficially more than five percent of our common stock; (ii) each Director of IFT; (iii) each executive officer named in the Summary Compensation Table (see “Executive Compensation”); and (iv) all Directors and executive officers of IFT as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership [1]	Percent of Common Stock

Jonathan R. Burst [2]	9,428,344	8.70%
David B. Norris [3]	1,562,265	1.54%
Fer Eren, M.D. [4]	752,899	0.74%
Gary Kirk [5]	2,155,520	2.08%
Rex Carr [6]	19,357,159	19.10%
Stuart D. Beath [7]	2,109,024	2.05%

All Directors and executive officers as a group (6 persons) [8]	35,365,211	31.37%

Dion Friedland [9]	6,580,183	6.32%
Esam Bin Hashim Hakeem [10]	11,960,000	10.97%
John M. Hennessy[11]	6,000,000	5.81%
Observor Acceptances, Ltd. [12]	5,259,840	5.14%

1This table is based upon information supplied by officers, Directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise indicated, the principal address of each of the stockholders named in this table is: c/o International Fuel Technology, Inc., 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105. The number of shares beneficially owned includes shares of common stock that the owner or owners had the right to acquire on or within 60 days of March 25, 2010, including through the exercise of options or warrants. Also included are restricted shares of common stock, over which the owner or owners have voting power, but no investment power.

2Includes 52,000 restricted shares of common stock owned by Burcor Capital, LLC, of which Mr. Burst is an executive officer. Mr. Burst is deemed to be the beneficial owner of such shares. It also includes 7,051,200 shares issuable upon the exercise of options.

3 Includes 317,840 shares issuable upon exercise of options.

4Amount includes 110,000 shares issuable upon exercise of options.

5Represents 2,155,520 shares issuable upon exercise of options.

6Includes 14,820,298 shares of restricted common stock owned by R.C. Holding Company, of which Mr. Carr is a Director, President and 41% stockholder. Mr. Carr is deemed to be the beneficial owner of these shares. Also includes 130,000 shares of common stock and 4,329,901 shares of restricted common stock owned by Mr. Carr. Amount also includes 76,960 shares issuable upon exercise of options.

7Represents 349,024 shares of common stock and 1,760,000 shares issuable upon exercise of options.

8Includes 11,471,520 shares issuable upon exercise of options.

9Includes 3,677,254 shares of common stock, 2,080,000 shares issuable upon exercise of vested options and 822,929 shares issuable upon exercise of warrants owned by Magnum Select Fund, FT Marketing, Ltd. and Giant Trading of which Mr. Friedland is a Director and/or President. Mr. Friedland is deemed to be the beneficial owner of these shares. Mr. Friedland is Chairman of Fuel Technologies Ltd., one of our former distributors. Mr. Friedland’s principal address is Fuel Technologies LLP, Berkshire House, 168-173 High, Holborn, United Kingdom, WC1V 7AA.

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

11Includes 2,000,000 shares issuable upon exercise of warrants. Mr. Hennessy’s principal address is 47 West Lake Road, Tuxedo Park, NY 10987.

12Includes 4,160,000 shares of restricted common stock owned by Observor Acceptances, Ltd. Amount also includes 1,099,840 shares issuable upon exercise of options. Observor Acceptances, Ltd.’s principal address is C/O Rob Douglas, Sir Walter Raleigh House, 48/50 Esplanade, St. Helier, Jersey JE1 4HH, Channel Islands.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders (1) (2)	32,751,392	$0.61	5,597,255

Total	32,751,392	$0.61	5,597,255

(1)

Includes options granted to employees, Directors and non-employees under our original Long Term Incentive Plan, our Amended and Restated LTIP and under other arrangements, and options and warrants issued to non-employees under other arrangements. Other arrangements include warrants issued to non-employees in relation to certain equity raise activities and option grants to certain employees and non-employees whose underlying common shares are not registered under the Securities Act of 1933, as amended, or any state securities laws.

(2)	See Notes 3 and 4 to our financial statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

During the fourth quarter of 2007, we obtained a $500,000 loan from Harry F. Demetriou, a Director of IFT and the holder of over five (5%) percent of IFT’s common stock. Pursuant to the terms of the loan, a promissory note was executed by IFT in favor of Mr. Demetriou in connection with the loan. The loan was to accrue interest at the rate of 15% per year in arrears, was to become due and payable on January 1, 2009, and was guaranteed by Rex Carr, a Director of IFT and the holder of over five (5%) percent of IFT’s common stock. IFT also was obligated to pay any related loan fees incurred by Mr. Demetriou. On March 31, 2008, Mr. Demetriou agreed to accept 1,040,000 shares of IFT common stock in settlement of the $500,000 note. The trading price of the common stock was $0.41 per share as of March 31, 2008. As such, the settlement represented a 22% premium compared to the current stock price. The premium was incentive for the settlement in shares rather than in cash and was based on negotiations between IFT and Mr. Demetriou. On June 18, 2008, IFT repurchased 520,000 of the shares granted for the debt settlement described above for $250,000. During the first quarter of 2009, IFT repurchased the remaining 520,000 shares granted for the debt settlement for $250,000. In conjunction with these transactions, IFT reimbursed Mr. Demetriou $56,000 in 2009 for accumulated loan and bank fees.

On December 11, 2007, we obtained an investment commitment from Mr. Carr for up to $1,000,000 of equity purchases from time to time commencing after March 1, 2008. During the first quarter of 2008, IFT sold 416,000 shares to Mr. Carr under this arrangement for $200,000. 400,000 of these shares were subsequently repurchased by IFT for $200,000 during 2009.

From January 1, 2009 to May 26, 2009, Messrs. Demetriou and Norris served on our Audit Committee and our Compensation Committee. Mr. Demetriou ceased to be a Director upon his death on May 26, 2009. Mr. Norris is an independent Director, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. Mr. Demetriou was not an independent Director, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc.

IFT does not have a separately designated nominating committee for its Board. Each of the following directors is not deemed to be independent, as such term is defined in the listing standards of The Nasdaq Stock Market: Mr. Burst, Mr. Carr and Mr. Kirk.

Item 14.	Principal Accountant Fees and Services

Services Provided by our Independent Registered Public Accountants

BDO Seidman, LLP served as our independent registered public accountants for the fiscal years ended December 31, 2009 and 2008. Aggregate fees for professional services rendered for IFT by BDO Seidman, LLP for the fiscal years ended December 31, 2009 and 2008 were as follows:

	Fiscal year ended December 31, 2009	Fiscal year ended December 31, 2008

Audit fees	$117,054	$127,268
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$117,054	$127,268

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of the financial statements included in our quarterly reports on Form 10-Q for the quarterly periods during the 2009 and 2008 fiscal years.

Audit-related Fees

During the 2009 and 2008 fiscal years, BDO Seidman, LLP did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above. Therefore, there were no audit-related fees billed or paid during the 2009 and 2008 fiscal years.

Tax Fees

As BDO Seidman, LLP did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2009 and 2008, no tax fees were billed or paid during those fiscal years.

All Other Fees

BDO Seidman, LLP did not provide any products and services not disclosed in the table above during the 2009 and 2008 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

Audit Committee Pre-approval Policies and Procedures

The Audit Committee has certain policies and procedures in place requiring the pre-approval of audit and non-audit services to be performed by our independent registered public accountants. Such pre-approval can be given as part of the Audit Committee’s approval of the scope of the engagement of the independent public registered accountants or on an individual basis. The approved non-audit services must be disclosed in our periodic reports filed with the SEC. The Audit Committee can delegate the pre-approval of non-auditing services to one or more of its members, but the decision must be presented to the full Audit Committee at the next scheduled meeting. The charter prohibits us from retaining our independent registered public accounting firm to perform specified non-audit functions, including (i) bookkeeping, financial information systems design and implementation; (ii) appraisal or valuation services, fairness opinions, or contribution-in-kind reports; (iii) actuarial services; and (iv) internal audit outsourcing services. All work performed by BDO Seidman, LLP for us in 2009 and 2008 was pre-approved by the Audit Committee.

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

10.1 Consultant and Employee Stock Option Plan (Filed as Exhibit 10 to the registrant’s registration statement on Form S-8 filed on February 7, 2000 and incorporated herein by reference). *

10.2 Long Term Incentive Plan (Filed as Exhibit 10.2 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference). *

10.3 Amended and Restated Long Term Incentive Plan (Filed as Exhibit 10.3 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference). *

10.4 Form of Amended and Restated Long Term Incentive Plan Stock Option Agreement. *

10.5 Form of Stock Option Agreement. *

10.6 Jonathan R. Burst employment agreement (Filed as Exhibit 10.4 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference). *

10.7 Jonathan R. Burst employment agreement (Filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 13, 2009 and incorporated herein by reference). *

10.8 Stuart D. Beath employment agreement (Filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on July 3, 2007 and incorporated herein by reference). *

10.9 Stuart D. Beath employment agreement (Filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on November 13, 2009 and incorporated herein by reference). *

10.10 Non-Statutory Stock Option Agreement between International Fuel Technology, Inc. and Stuart D. Beath, dated July 2, 2007 (Filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on July 3, 2007 and incorporated herein by reference). *

10.11 Equity Investment Commitment between Rex Carr and International Fuel Technology, Inc., dated December 11, 2007 (Filed as Exhibit 10.12 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007, incorporated herein by reference).

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By:	/s/ Jonathan R. Burst	Date	March 31, 2010

Jonathan R. Burst
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jonathan R. Burst	Date	March 31, 2010

Jonathan R. Burst
Chairman of the Board and Chief Executive Officer (Principal executive officer)

By:	/s/ Stuart D. Beath	Date	March 31, 2010

Stuart D. Beath
Chief Financial Officer (Principal financial and accounting officer)

By:	/s/ Rex Carr	Date	March 31, 2010

Rex Carr
Director

By:	/s/ Fer Eren, M.D.	Date	March 31, 2010

Fer Eren, M.D.
Director

By:	/s/ Gary Kirk	Date	March 31, 2010

Gary Kirk
Director

By	/s/ David B. Norris	Date	March 31, 2010

David B. Norris
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
International Fuel Technology, Inc.
St. Louis, Missouri

We have audited the accompanying balance sheets of International Fuel Technology, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Fuel Technology, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that International Fuel Technology, Inc. will continue as a going concern. As described in Note 2 to the financial statements, International Fuel Technology, Inc. has suffered recurring losses from operations, has a working capital deficit at December 31, 2009 and has cash obligations and outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
Chicago, Illinois

March 31, 2010

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

ASSETS	December 31, 2009	December 31, 2008

Current assets
Cash and cash equivalents	$1,828,024	$299,127
Investments in certificates of deposit	1,000,000	—
Accounts receivable	2,440	94,318
Accrued interest receivable	8,210	—
Inventory	157,465	221,770
Prepaid expenses and other assets	28,681	19,152

Total current assets	3,024,820	634,367

Property and equipment
Machinery, equipment and office furniture	63,706	63,706
Accumulated depreciation	(57,690)	(52,628)

Net property and equipment	6,016	11,078

Goodwill (Note 1)	2,211,805	2,211,805

Total assets	$5,242,641	$2,857,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$193,074	$252,872
Accrued compensation	14,144	5,048
Deferred revenue (Note 9)	2,998,242	—
Other accrued expenses (Note 3)	310,000	350,000

Total current liabilities	3,515,460	607,920

Deferred income taxes (Note 5)	465,000	—

Total liabilities	3,980,460	607,920

Commitments and contingencies (Notes 6 and 7)

Stockholders’ equity (Notes 3 and 4)
Common stock, $0.01 par value; 150,000,000 shares authorized; 101,292,284 (net of 1,440,000 shares held in treasury stock) and 93,542,284 (net of 520,000 shares held in treasury stock) shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	1,027,323	940,623
Treasury Stock (Note 8)	(664,600)	(395,000)
Discount on common stock (Note 3)	(819,923)	(819,923)
Additional paid-in capital	64,731,026	60,168,501
Accumulated deficit	(63,011,645)	(57,644,871)

Total stockholders’ equity	1,262,181	2,249,330

Total liabilities and stockholders’ equity	$5,242,641	$2,857,250

See accompanying Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009	Year Ended December 31, 2008

Revenues	$184,851	$149,480

Operating expenses:

Cost of operations (exclusive of depreciation and amortization)	65,339	85,903

Selling, general and administrative expenses, including non-cash stock-based compensation expense of $2,667,125 and $2,896,229 for 2009 and 2008, respectively	5,035,115	5,106,406

Depreciation and amortization	5,062	7,808

Total operating expenses	5,105,516	5,200,117

Net loss from operations	(4,920,665)	(5,050,637)

Interest income, net of (interest expense)	18,891	(13,131)

Net loss before income taxes	(4,901,774)	$(5,063,768)

Income tax provision (Note 5)	465,000	—

Net loss	$(5,366,774)	$(5,063,768)

Basic and diluted net loss per common share	$(0.05)	$(0.06)

Weighted-average common shares outstanding, basic and diluted	99,747,994	91,623,385

See accompanying Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, December 31, 2007	88,290,284	882,903	—	(819,923)	54,411,156	(52,581,103)	1,893,033

Issuances of stock	4,680,000	46,800	—	—	2,203,200	—	2,250,000
Issuance of stock for services	52,000	520	—	—	7,480	—	8,000
Extinguishment of note payable (Notes 4 and 8)	1,040,000	10,400	—	—	513,436	—	523,836
Shares repurchased from Director (Note 8)	—	—	(395,000)	—	145,000	—	(250,000)
Options granted for Directors’ services (Notes 4 and 5)	—	—	—	—	8,516	—	8,516
Expense relating to stock option grants (Note 4)	—	—	—	—	2,879,713	—	2,879,713
Net loss	—	—	—	—	—	(5,063,768)	(5,063,768)

Balance, December 31, 2008	94,062,284	$940,623	$(395,000)	$(819,923)	$60,168,501	$(57,644,871)	$2,249,330

Issuances of stock	8,650,000	86,500	—	—	2,076,000	—	2,162,500
Shares repurchased from Directors (Notes 4 and 8)	—	—	(269,600)	—	—	—	(269,600)
Shares issued for Directors’ services (Note 3)	20,000	200	—	—	9,000	—	9,200
Options granted for Directors’ services (Notes 4 and 5)	—	—	—	—	3,724	—	3,724
Expense relating to stock option grants (Note 4)	—	—	—	—	2,473,801	—	2,473,801
Net loss	—	—	—	—	—	(5,366,774)	(5,366,774)

Balance, December 31, 2009	102,732,284	$1,027,323	$(664,600)	$(819,923)	$64,731,026	$(63,011,645)	$1,262,181

See accompanying Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009	Year Ended December 31, 2008

Cash flows from operating activities
Net loss	$(5,366,774)	$(5,063,768)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,062	7,808
Non-cash stock-based compensation	2,667,125	2,896,229
Deferred income tax provision	465,000	—
Change in assets and liabilities:
Accounts receivable	91,878	(31,855)
Accrued interest receivable	(8,210)	—
Inventory	64,305	93,783
Prepaid expense and other assets	(9,529)	1,641
Accounts payable	(59,798)	37,201
Accrued interest payable	—	18,699
Accrued compensation	9,096	(24,853)
Deferred revenue	2,998,242	—
Other accrued expenses	(40,000)	—

Net cash provided by (used in) operating activities	816,397	(2,065,115)

Cash flows from investing activities
Purchases of long term certificates of deposit	(3,000,000)	—
Redemptions of long tem certificates of deposit	2,000,000	—

Net cash used in investing activities	(1,000,000)	—

Cash flows from financing activities
Proceeds from issuance of common stock	2,162,500	2,250,000
Purchase of treasury stock (Note 8)	(450,000)	(250,000)

Net cash provided by financing activities	1,712,500	2,000,000

Net increase (decrease) in cash and cash equivalents	1,528,897	(65,115)
Cash and cash equivalents, beginning	299,127	364,242

Cash and cash equivalents, ending	$1,828,024	$299,127

Schedule of non-cash investing and financing activities
Extinguishment of note payable to related party (including accrued interest) by issuance of common stock	$—	$523,836

See accompanying Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of Business

International Fuel Technology, Inc. (“IFT” or the “Company”) is a company that was incorporated under the laws of the State of Nevada on April 9, 1996. We have developed a family of fuel additive product formulations. These unique fuel blends have been created to improve fuel economy, enhance lubricity (reducing engine wear and tear) and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuels. We began transitioning from a development stage technology company to a commercial entity during 2002 and have been increasing our product marketing and sales efforts since. We are now focused on continuing to develop the body of evidence of the efficacy of our products applicable to a wide range of markets and industries within these markets through additional industry specific laboratory testing and customer field trials. In addition, we are continuing to strengthen our distributor and customer contact base. Marketing and sales efforts, in conjunction with the additional industry specific testing, will complete our transition to a commercial enterprise.

On January 20, 2009, our Board of Directors declared a restricted stock dividend to shareholders of record at the close of business on February 4, 2009 (the “Record Date”) in the amount of 1 restricted share for every 25 common shares owned. The distribution date was February 10, 2009. The restricted stock dividend is subject to resale conditions pursuant to Rule 144 of the Securities and Exchange Act. This stock dividend has been retroactively reflected in our financial statements and notes to the financial statements, including a 34,504 share positive adjustment made in the 2009 presentation to accurately reflect the restricted shares actually issued in the stock dividend, as compared to the estimate used in the 2008 presentation.

During 2009, our net revenues were split in the following manner: 29% to U.S. end-user customers and 71% to international distributors and end-user customers. 87% of our net revenues for 2009 was concentrated between two customers.

During 2008, our net revenues were split in the following manner: 46% to U.S. end-user customers and 54% to international distributors. 88% of our net revenues for 2008 was concentrated between two customers.

Our product line revenues for 2009 and 2008 have not been significant. For 2009 and 2008, DiesoLIFTTM 10 represented 93% and 82% of our net revenues, respectively.

Net revenues related to shipments into various foreign countries were $131,679 and $81,376 during 2009 and 2008, respectively. The following table breaks out net revenues by foreign country:

Country	2009	2008

France	$1,695	$81,376
India	123,227	—
Germany	6,757	—

	$131,679	$81,376

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

Beginning June 18, 2009, we purchased $3,000,000 of certificates of deposit with maturities greater than 90 days. As of December 31, 2009, we have $1,000,000 of certificates of deposit with maturities greater than 90 days. Certificates of deposit with maturities less than 90 days are classified on our balance sheet as cash and cash equivalents.

Accounts Receivable

An allowance for doubtful accounts is maintained at a level we believe sufficient to cover potential losses based on historical trends and known current factors impacting our customers. We have determined that an allowance for doubtful accounts was not necessary as of December 31, 2009 and 2008.

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

We review the carrying values of our machinery, equipment and office furniture for possible impairment whenever events or changes in circumstances (such as changes in operations or estimated future cash flows) indicate that the carrying amount of the assets may not be recoverable. As of December 31, 2009, there has been no impairment of our long-lived assets.

Goodwill

At a minimum, goodwill is tested for impairment annually in the fourth quarter of each year. Goodwill would also be reviewed if any events occur during the year that might indicate impairment. We calculate the fair value of the Company on a per share basis using the market capitalization value of our common stock and compare that to the carrying value of the Company. As of December 31, 2009, no impairment of goodwill has been recorded. For tax purposes, goodwill is deductible and is being amortized over 15 years.

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

Research and Development

Research and development costs are expensed as incurred. Expense for services received from external vendors for 2009 and 2008 was $115,151 and $131,974, respectively.

Advertising Expenses

Advertising costs are expensed as incurred and amounted to $30,447 and $44,875 in 2009 and 2008, respectively.

Basic and Diluted Net Earnings (Loss) Per Common Share

Basic earnings (loss) per share are based upon the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share are based upon the weighted-average number of common and potentially dilutive common shares outstanding for the period. For the fiscal years ended December 31, 2009 and 2008, 32,751,392 and 28,140,556 shares, respectively, of common stock equivalents were excluded from the computation of diluted net loss per share since their effect would be anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts of certificates of deposit, accounts receivable and accounts payable approximate fair value because of their short maturity.

Accounting for Stock-based Compensation

We estimate the fair value of share-based awards on the grant date using an option-pricing model. We use the Black-Scholes option-pricing model. The model requires the use of various assumptions. The key assumptions are summarized as follows:

Expected volatility – we estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock for the expected term of our stock options.

Dividend yield – we estimate the dividend yield assumption based on our historical and projected dividend payouts.

Risk-free interest rate – we base the risk-free interest rate on the observed interest rates appropriate for the expected term of our stock options.

Expected option life – we base the expected option life on historical experience.

Forfeiture rate assumption - we have assumed a 0% forfeiture rate based on historical experience.

The benefits of tax deductions in excess of recognized compensation cost would be reported as cash flow from financing activities rather than as cash flow from operations. However, there has been no net income tax impact related to stock compensation expense or exercising of stock options primarily due to our maintaining a full valuation allowance against our net deferred income tax assets.

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

New Accounting Pronouncements Adopted

ASC 105 - In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10-65, “Transition Related to FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The ASC will become the single source of authoritative non-governmental U.S. generally accepted accounting principles, superseding existing accounting literature. While not intended to change U.S. GAAP, the ASC significantly changes the way in which accounting literature is organized. This guidance is effective for interim or annual reporting periods ending after September 15, 2009. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows. However, because the Codification completely replaces existing standards, it affects the way U.S. GAAP is disclosed in our financial statements.

ASC 805 - In December 2007, the FASB issued transition guidance ASC 805-10-65-1, “Transition Related to FASB Statement No. 141 (revised 2007), Business Combinations.” This guidance defines the acquirer in a business combination as the entity that obtains control of one or more businesses, and establishes the acquisition date as the date the acquirer achieves this control. This statement also refines the application of the purchase method by requiring the acquirer to recognize assets acquired and liabilities assumed at fair value and replacing the cost allocation process previously required. Furthermore, acquisition-related costs and restructuring costs that are expected, but not obligatory, are required to be recognized separately from the business combination. This guidance became effective prospectively for business combinations with acquisition dates on or after January 1, 2009. There was no material impact to our financial position, results of operations, or cash flows as a result of adoption of this guidance.

ASC 810 - In December 2007, the FASB issued ASC 810, Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. ASC 810 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. ASC 810 does not change the criteria for consolidating a partially owned entity. ASC 810 became effective for fiscal years beginning after December 15, 2008. The provisions of ASC 810 are applied prospectively upon adoption except for the presentation and disclosure requirements, which are applied retrospectively. The provisions of ASC 810 did not apply to us and therefore had no impact on our financial position, results of operations or cash flows.

ASC 820 - Effective January 1, 2008, we partially adopted ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 applies to most current accounting rules requiring or permitting fair value measurements. ASC 820 provides a framework for measuring fair value and requires expanded disclosures about fair value methods and inputs by establishing a hierarchy for ranking the quality and reliability of the information used by management to measure and report amounts at fair value.

We had only partially applied the provisions of ASC 820 as management elected the deferral provisions of ASC 820-10-65-1, “Transition Related to FASB Staff Position FAS 157-2,” as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. ASC 820-10-65-1 delayed the effective date of ASC 820 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until January 1, 2009 for us. The major categories of assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis include certain amounts of property and equipment, intangible assets and goodwill reported at fair value as a result of impairment testing, and certain other assets, liabilities and equity instruments recognized as a result of prior business combinations. There was no impact to our financial position, results of operations, or cash flows as a result of the adoption of ASC 820 for non-financial assets and liabilities.

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

We have determined that the inputs used to value our $1,000,000 of certificate of deposits with maturities greater than 90 days as of December 31, 2009 fall within Level 1 of the fair value hierarchy.

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2009.

Recently Issued Accounting Pronouncements

ASC 605-25 - In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, “Multiple-Element Arrangements.” The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangements should be considered separate units of accounting, however the updated guidance removes the 48 previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance is effective for fiscal years beginning on or after June 15, 2010. We do not expect that the adoption of this guidance will have a material effect on our financial position, results of operations or cash flows.

ASC 820—In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements.” This guidance amends Subtopic 820-10 to require new disclosures and clarify existing disclosures. This guidance requires new disclosures of amounts and reasons for significant transfers between Level 1 and Level 2 fair value measurements. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), separate presentation of information about purchases, sales, issuances and settlements is required. The guidance clarifies that fair value measurement disclosures for each class of assets and liabilities may constitute a subset of assets and liabilities within a line item on a reporting entity’s balance sheet. The guidance also clarifies disclosure requirements about inputs and valuation techniques for both recurring and nonrecurring fair value measurements (Level 2 or Level 3). The ASU also amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, including interim periods within those fiscal years. We do not expect that the adoption of this guidance will have a material effect on our financial position, results of operations or cash flows.

Note 2. Ability to Continue as a Going Concern

Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses since inception and currently have and previously from time to time have had limited funds with which to operate. Management is in the process of executing a strategy based upon marketing technologies that offer enhanced engine performance and greater fuel economy along with pollution control benefits. We have several technologies in the commercialization phase and in development. We have received necessary regulatory and commercial acceptance for our products currently in the commercialization phase. During the first quarter of 2002, we began selling our products directly to the commercial marketplace. We expect to increase our direct sales to the marketplace, eventually generating a level of revenues sufficient to meet our cash flow and earnings requirements. While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, as a result of first quarter 2009 equity raise activities ($2,162,500), cash received for a prepaid sales purchase order during the first quarter of 2009 (net cash margin expected of approximately $1,500,000), projected sales for 2010 and a remaining equity commitment of $1,000,000 (entered into with a related party Board member of IFT and significant shareholder during 2008), we have adequate cash and cash equivalents balances and commitments to fund operations through at least 2010. However, if we are unable to meet our 2010 forecast and we are unable to generate positive and sustainable operating cash flows by this time, we may need to raise additional capital to fund our future operations.

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent. Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock. The remaining $350,000 obligation was reflected as a current accrued expense. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value. Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations. During 2009, we made payments totaling $40,000 to the prior Blencathia owner, bringing the related current accrued expense balance to $310,000 at the end of 2009.

During 2009, we sold a total of 8,650,000 shares of common stock to accredited investors for $0.25 per share, aggregating to proceeds of $2,162,500. A detachable warrant to purchase a share of our common stock accompanied every two shares purchased in this offering. The 4,325,000 aggregate warrants each have an exercise price of $0.25 and were exercisable immediately and for up to 5 years.

During 2008, we sold a total of 4,680,000 shares of common stock. Of this amount, 520,000 shares were sold to two Directors, representing proceeds of $250,000, and 4,160,000 shares were sold to accredited investors, representing proceeds of $2,000,000.

Late in the first quarter of 2008, we began negotiations with third parties that ultimately culminated in a successful equity raise during the second quarter of 2008. Specifically, IFT sold 4,000,000 (unadjusted for the subsequent stock dividend) shares of common stock for $2,000,000, or $0.50 per share. This transaction was agreed to on April 22, 2008 at which time the closing price of IFT’s common stock was $0.42 per share. Pursuant to an agreement, the entire $2,000,000 was received by June 9, 2008. In accordance with the accounting standards, since the agreement entitled the third party to purchase these shares of common stock over a period of time, the agreement was valued based on the fair value of the purchase option resulting in $999,000 of non-cash stock-based compensation expense.

During 2008, we also issued 52,000 common shares, valued at the settlement date’s quoted market price of $8,000 for services provided by a consulting entity. During 2008, we also issued 1,040,000 common shares to a Director in settlement of a $523,836 note payable plus unpaid accrued interest, which resulted in a deemed contribution from that Director of $145,000 representing the excess of the aggregate liabilities over the fair value of the shares. During 2008, we repurchased 520,000 of these shares for $250,000, which resulted in a $145,000 deemed contribution representing the excess of the value of the 520,000 over their repurchase price. During the first quarter of 2009, we repurchased the remaining 520,000 shares for $250,000, and recognized $126,000 of stock based compensation expense associated with this treasury stock repurchase representing the excess of the payment over the fair value of the shares. In 2009, 20,000 shares were issued to Directors which resulted in stock compensation expense of $9,200.

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

The following table summarizes the warrants outstanding at December 31, 2009.

# of Warrants	Exercise Price

101,010	$0.99
11,927	$1.05
161,571	$1.35
558,958	$1.39
13,967	$1.43
39,000	$1.49
40,626	$1.54
229,414	$1.63
4,325,000	$0.25

5,481,473

No warrants were exercised or expired during 2009 or 2008. All warrants expire in 2010, other than the 4,325,000 warrants issued in 2009, which expire in 2014.

Equity Commitment

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of IFT and a holder of over five (5%) of our common stock. Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in IFT, at such time or times as we may request, in the form of a purchase or purchases of restricted common stock of IFT. IFT may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of shares of restricted common stock of IFT equal to the value of the investment then provided to IFT. The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on The OTC Bulletin Board on the date of the sale. There is no stipulation regarding the duration of this commitment. During 2008, we received $200,000 (a portion of the $250,000 of 2008 equity issuances to Directors described above) from Mr. Carr for the sale of common stock. We repurchased these shares from Mr. Carr during 2009, bringing the total available under this commitment back up to $1,000,000 as of December 31, 2009. During 2009, we recognized $54,400 of stock-based compensation expense associated with this treasury stock repurchase, representing the excess of the payment over the fair values of the shares.

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

On October 22, 2006, our Board of Directors adopted the Amended and Restated LTIP. This plan expires on October 21, 2016.

The maximum number of shares of common stock as to which awards may be granted under this plan, subject to subsequent amendments, is 18,200,000 shares (updated to reflect the 4 percent dividend issued during the first quarter of 2009). The common stock issued upon exercise of options or on grant of stock awards may be shares previously authorized but not yet issued or shares which have been issued and reacquired by IFT as treasury stock. The Board of Directors may increase the maximum number of shares of common stock as to which awards may be granted at such time as it deems advisable. Awards may be granted to employees or consultants of IFT in their individual capacity only.

The following tables summarize information about stock options issued to employees and Directors during the two years ended December 31, 2009:

	Shares	Exercise price per share	Weighted- average exercise price

Outstanding at December 31, 2007	12,252,482	$0.10-2.14	$1.03

Granted	390,000	$0.21-0.96	$0.55
Forfeited	(104,000)	$0.72	$0.72

Outstanding at December 31, 2008	12,538,482	$0.10-2.14	$1.04

Granted	1,900,000	$0.18-0.50	$0.45
Expired	(2,104,162)	$0.48-2.14	$1.63

Outstanding at December 31, 2009	12,334,320	$0.10-1.89	$0.47

Options exercisable at December 31, 2009	10,784,320	$0.10-1.89	$0.47
Options exercisable at December 31, 2008	11,888,482	$0.10-2.14	$1.02

The following table summarizes information about employee stock outstanding at December 31, 2009:

	Options outstanding			Options exercisable

Exercise price range	Number outstanding at December 31, 2009	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable at December 31, 2009	Weighted- average exercise price

$0.10 - $0.50	11,446,160	5	$0.42	9,896,160	$0.42

$0.51 - $1.00	520,000	3	$0.77	520,000	$0.77

$1.01 - $1.50	109,200	2	$1.20	109,200	$1.20
$1.51 - $2.00	258,960	1	$1.76	258,960	$1.76

	12,334,320	5	$0.47	10,784,320	$0.47

The following table summarizes information about stock options issued to non-employees during the two years ended December 31, 2009:

	Shares	Exercise price per share		Weighted- average exercise price

Outstanding at December 31, 2007	3,967,599		$0.48-2.26		$1.56

Granted	11,518,000		$0.29-0.96		0.54
Expired (Restated from prior year disclosure)	—	$	NA	$	NA

Outstanding at December 31, 2008	15,485,599		$0.29-2.26		$0.80

Granted	2,050,000		$0.25-0.50		$0.46
Expired	(2,600,000)		$0.58		$0.58

Outstanding at December 31, 2009	14,935,599		$0.25-2.26		$0.77

Options excercisable at December 31, 2009	14,618,399		$0.25-2.26		$0.77
Options excercisable at December 31, 2008	12,256,399		$0.48-2.26		$0.85

In addition to the non-employee option activity presented above, IFT’s Board has authorized 750,000 options to non-employees during 2009, which have not yet been granted.

Note 4. Stock-based Compensation

Non-cash stock-based compensation expense recorded in 2009 and 2008 is as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008

Awards to employees/Directors	$418,896	$112,916
Awards to non-employees	486,527	2,783,313
Treasury stock purchases	180,400	—
Stock option modifications	1,581,302	—

Total non-cash stock-based compensation expense	$2,667,125	$2,896,229

Employee and Director awards

In 2009, we granted 1,370,000 options to employees and 530,000 to Directors in their capacity as Directors, totaling 1,900,000 options. 350,000 of these options vested immediately, with the remaining options vesting on June 30, 2010 and expiring in 2013 and 2014. In addition, we modified the terms of 9,100,000 options previously granted to employees, resulting in $1,352,810 of non-cash stock-based compensation expense as a result of extending the expiration date of certain options from December 2009 to December 2014, and reducing the exercise price of certain options previously granted to $0.50. During 2009, 2,104,162 fully-vested employee options expired.

In 2008, we granted 390,000 stock options to employees and Directors. 52,000 of these options vested immediately, with the remaining options vesting on December 31, 2009 and expiring in 2012 and 2013.

During 2008, 104,000 non-vested employee options were forfeited resulting in the reversal of $17,733 of previously recorded non-cash stock-based compensation expense, including $6,333 from 2007.

The following table provides the primary assumptions used to value employee and Director non-cash stock-based compensation for the years indicated:

	Year Ended December 31, 2009	Year Ended December 31, 2008

Weighted-average fair value of options granted	$0.24	$0.38
Weighted-average assumptions:
Risk-free interest rate	1.98%	2.72%
Dividend yield	—	—
Expected volatility	1.1	1.2
Expected option life (years)	5	5

As of December 31, 2009, there was $162,423 of total unrecognized compensation cost related to outstanding options granted to employees and Directors. The cost is expected to be recognized through June 30, 2010.

Non-employee awards

During 2009, we granted 2,050,000 stock options to non-employees. All of these options vested immediately during 2009 and expire in 2012 and 2014. We also modified the terms of 1,456,000 options previously granted to non-employees, resulting in $228,492 of non-cash stock-based compensation expense as a result of extending the expiration date of certain options from December 2009 to December 2014, and reducing the exercise price of certain options previously granted to $0.50. In addition, we modified the terms (accelerated the vesting period) for 104,000 previously granted options to a non-employee for services performed for product and technology consulting. These options previously had been subject to quarterly revaluation since they did not include a measurable performance commitment to determine vesting. We recognized full expense ($2,984) upon the modification of terms to these options during 2009 and they are no longer subject to quarterly revaluation assessment. During 2009, 2,600,000 non-employee options expired due to triggering events related to prior commercial and equity raise activities not being achieved within the stipulated time period.

During 2008, we granted 11,518,000 stock options to non-employees. 5,694,000 of these options vested immediately during 2008 and expire in 2010 and 2013. 5,616,000 of these options had vesting contingent upon certain triggering events based on exercising of other related options and investor relations milestones not yet achieved (the expiration dates of these options were/are dependent on vesting and therefore could not be determined). 208,000 of these non-employee options granted during 2008 were subsequently vested based on the achievement of certain triggering investor relations milestones. The expiration dates of these options are in 2010 and 2011. In addition, 208,000 options granted to non-employees during 2008 subsequently vested on December 31, 2009 and expire in 2012 and 2013.

Services performed by non-employees who were granted options include product/distribution consulting, technology consulting, investor relations and legal services. The weighted-average fair value for such options that have had a fair value calculation applied ($0.20 for 2009 and $0.21 for 2008) was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 2.14% for 2009 and 2.50% for 2008; volatility factors of 1.06 for 2009 and 0.91 for 2008; and a weighted-average expected life of the option of approximately 4.95 and 2 years for 2009 and 2008, respectively.

As of December 31, 2009, there was an immaterial amount of unrecognized compensation cost related to outstanding options granted to non-employees, excluding potential expense if certain triggering events are met.

The weighted-average remaining contractual term (in years) of the non-employee options outstanding at December 31, 2009 and 2008 is 1.43 and 1.51, respectively. The weighted-average remaining contractual term (in years) for non-employee options outstanding at December 31, 2009 and 2008 calculation excludes 317,200 and 5,621,200 options, respectively, that did not yet have established expiration dates due to expirations being dependent on contingent vesting triggering events. 312,000 of these remaining options expire twenty-four months from the date (contingent) vesting occurs. The remaining 5,200 options expire on May 5, 2014.

The aggregate intrinsic value (defined as the excess of the market price of our common stock as of the end of the period over the exercise price of the related stock options) for all stock options (employee, Director and non-employee) outstanding and exercisable as of December 31, 2009 was $40,597.

We did not receive proceeds for stock options exercised during 2009 or 2008, as no options were exercised.

Note 5. Income Taxes

Deferred income taxes reflect the net income tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as income tax credit carry-forwards. The tax effects of temporary differences and credits that give rise to significant portions of the net deferred income tax asset are as follows:

	Year ended December 31,
	2009	2008

Net operating loss carry-forwards	$15,809,000	$14,749,000
Book basis in goodwill in excess of tax basis	(465,000)	—
Other intangible assets	736,000	450,000
Stock-based compensation expense	4,298,000	3,231,000
Non-deductible accruals	175,000	162,000
Less: Valuation allowance	(21,018,000)	(18,592,000)

Net deferred tax liability	$(465,000)	$—

A valuation allowance must be established for a deferred income tax asset if it is more likely than not that a tax benefit may not be realized from the asset in the future. We have established a valuation allowance to the extent of our deferred income tax assets since it is not yet certain that absorption of the asset through future earnings will occur. In 2009, we recognized that the goodwill basis difference has an indefinite life and therefore should not have been treated as an offset when establishing our valuation allowance. Accordingly, at the end of 2009, we recorded a $465,000 increase of our valuation allowance and a corresponding non-cash deferred income tax expense. The impact of this revised accounting was not material to any prior periods.

Net operating loss carry-forwards available to us for Federal tax purposes are as follows:

Balance	Expiration

$172,302	2012
729,807	2013
7,023,805	2019
4,563,340	2020
3,334,234	2021
3,107,920	2022
2,659,824	2023
2,348,545	2024
3,825,956	2025
3,566,224	2026
2,891,533	2027
2,593,814	2028
2,705,897	2029

$39,523,201

The net operating loss carry-forwards presented above may be limited or lost due to past or future changes in ownership of IFT pursuant to current income tax regulations.

The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to the income tax benefit is as follows:

	Year ended December 31,
	2009	2008

Tax benefit at federal statutory rate	$(1,667,000)	$(1,722,000)
State taxes, net of federal income tax	(294,000)	(304,000)
Change in deferred tax valuation allowance	2,426,000	2,027,000
Other	—	(1,000)

Income tax expense	$465,000	$—

The effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. No uncertain tax positions have been identified through December 31, 2009. If we did identify any uncertain tax positions, any accrued interest related to unrecognized tax expenses and penalties would be recorded in income tax expense. Tax years going back to 2000 could remain open depending on how we utilize net operating loss carry-forwards in the future.

Note 6. Lease Commitment

We entered into a five-year operating lease for office space on January 1, 2002 that was scheduled to expire December 31, 2006. During 2006, we amended this lease, extending the term through December 31, 2011. Rent expense was $47,693 and $46,028 during the fiscal years ended December 31, 2009 and 2008, respectively. We also entered into a five-year office equipment lease on October 4, 2005. Future minimum lease payments as of December 31, 2009 are displayed below:

Year Ending December 31,
	2010	$50,306
	2011	48,988

Total Minimum Lease Payments		$99,294

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

In December 2005, a former employee of IFT and a former consultant to IFT filed a joint lawsuit against us and certain of our Directors in the St. Louis County, Missouri Circuit Court. The relief sought by the plaintiffs included payment of compensation up to $120,000 per year under the former employee’s Employment Agreement, issuance of up to 5,025,921 shares of IFT stock under a Share Purchase Agreement entered into between each plaintiff and IFT in April 2001, and release from the plaintiffs’ non-competition obligations. The plaintiffs also alleged they were harmed by certain misrepresentations of IFT and were seeking an undetermined amount of damages for such alleged misrepresentations. We filed counter-claims against the plaintiffs, seeking monetary damages and enforcement of the plaintiffs’ non-competition obligations. During the second quarter of 2007, this case was dismissed by the Missouri Circuit Court with no compensation paid to any party. In June 2008, the plaintiffs re-filed their lawsuit and we re-filed our counter-claims. The plaintiffs again failed to appear for depositions and to permit discovery and we re-filed our motion to dismiss, this time with prejudice. The Court granted our motion to dismiss and dismissed this action with prejudice on July 2, 2009.

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

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and IFT participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on IFT. During the second half of 2009, IFT made payments totaling $40,000 to reduce the recorded liability.

On October 2, 2008, Giant Trading, Inc., David R. Friedland, Magnum Select Fund, Ltd., Magnum Growth Fund, Brett Friedland, Lara and Andrew Block, Cherise Metz and Charles Stride (all of which are associates of Mr. Dion Friedland, a beneficial owner of 5% of IFT’s common stock) filed a lawsuit against us and certain of our Directors (Messrs. Burst, Carr and Demetriou) in the United States District Court, Southern District of Florida. On February 3, 2009, Mr. Demetriou was dismissed without prejudice from the lawsuit because he was not served with process within the statutory period.

The lawsuit alleges federal securities fraud violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against all defendants, and violations of Section 20(a) of the Securities Act of 1933 against the individual defendants. The plaintiffs are seeking a judgment for damages of $5 million, interest, costs, and for such other relief the Court deems just and proper. On May 19, 2009, the court issued an order granting our motion to transfer venue to St. Louis, Missouri. IFT filed a motion to dismiss and the plaintiffs withdrew their complaint prior to a ruling on said motion.

On August 7, 2009, Charles Stride voluntarily dismissed the complaint against all defendants. On August 10, 2009, the remaining plaintiffs filed a first amended complaint (“FAC”) against IFT, Jonathan R. Burst and Rex Carr in the State Court of Missouri unlike the original complaint, which was filed in federal court. The FAC, similar to the initial complaint, alleges that the defendants made misrepresentations and omissions in public statements regarding its fuel additive products that induced the plaintiffs to purchase IFT stock, but does not allege any federal securities laws violations. Instead, the FAC alleges violations of various state law claims under Missouri’s blue sky laws and state common law, and seeks $5 million of compensatory damages, interest and costs. On August 31, 2009, the defendants filed a motion to dismiss the FAC for failure to meet the heightened pleading standards of Rule 9(b) of the Federal Rules of Civil Procedures. The motion to dismiss is currently awaiting adjudication.

On December 4, 2009, the plaintiffs served discovery requests on all defendants. The plaintiffs have agreed to provide the defendants with an extension to respond to the discovery requests while the parties prepare for, and participate in, a voluntary mediation. The parties are currently scheduling a mediation conference. We do not believe the lawsuit has any merit and will vigorously defend our position.

On February 6, 2009 we filed an action against Fuel Technologies Ltd, Mega Connections, Ltd., FT Marketing Ltd, and the AAA, Cause No. 09SL-CC00550, in the Circuit Court of the County of St. Louis, Missouri. In this action, IFT sought injunctive relief requiring the defendants to litigate the claims asserted before the AAA in the Circuit Court of St. Louis County, Missouri. On or about February 17, 2009 the Court entered an Order transferring these claims out of arbitration and into the Circuit Court of the County of St. Louis. The claims initially filed before the AAA, but since removed to the Circuit Court by IFT, are that IFT breached various marketing and distribution agreements by misrepresenting the state of IFT’s product development. The plaintiffs recently filed an amended petition adding Jonathan R. Burst and Rex Carr as additional defendants. No discovery has been undertaken to-date and we are unable to predict any outcome. IFT believes it has meritorious defenses and intends to vigorously defend this action.

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

During the second quarter of 2008, IFT purchased 520,000 shares of its common stock from Mr. Demetriou for $250,000. We have applied the cost method to account for this treasury stock transaction in our financial statements. Because the amount paid by IFT was less than the fair market value of the stock on the date of purchase (the closing price of our stock was $0.79 on June 18, 2008), the difference was recorded to additional paid-in capital as Mr. Demetriou was considered a holder of economic interest in IFT in accordance with ASC 718-10. During the first quarter of 2009, IFT repurchased the remaining 520,000 shares granted for the debt settlement for $250,000. In conjunction with these transactions, IFT reimbursed Mr. Demetriou $56,000 in 2009 for accumulated loan and bank fees.

Note 9. Deferred Revenue

On February 26, 2009, we received the first purchase order pursuant to a Memorandum of Understanding (“MOU”) with Libya Oil Holdings Limited, Tamoil, Libya Africa Investment Portfolio and Vision Oil Services Ltd (“VOS”). Pursuant to the MOU, VOS paid for the purchase of 600 metric tons of DiesoLIFTTM 10 at a price of 6,000 Euros (approximately $7,600) per metric ton from IFT. We received cash proceeds of approximately $3 million from VOS in February 2009, net of the related selling expenses, for this purchase order and expect a net cash margin of approximately $1.5 million once the product is manufactured and delivered. We will recognize gross revenues of approximately $4.5 million after all of the DiesoLIFTTM 10 has been delivered. No such revenues were recorded during 2009. We have had no communication with VOS in over six (6) months and believe they have ceased all activities on behalf of IFT.