Form 10-Q
period 2010-03-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2010-05-14
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

– TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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
Yes  ☒    No  –

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  –    No  –

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes – No ☒

The number of shares outstanding of registrant's only class of stock as of May 11, 2010: Common stock, par value $0.01 per share – 101,292,284 shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS
	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$2,307,276	$1,828,024
Investments in certificates of deposit	-	1,000,000
Accounts receivable	34,254	2,440
Accrued interest receivable	11,296	8,210
Inventory	149,774	157,465
Prepaid expenses and other assets	19,358	28,681
Total Current Assets	2,521,958	3,024,820

Property and equipment
Machinery, equipment and office furniture	63,706	63,706
Accumulated depreciation	(58,838)	(57,690)
Net Property and Equipment	4,868	6,016

Goodwill	2,211,805	2,211,805

Total Assets	$4,738,631	$5,242,641

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$261,167	$193,074
Accrued compensation	28,655	14,144
Deferred revenue (Note 8)	2,998,242	2,998,242
Other accrued expenses (Note 5)	250,000	310,000
Total Current Liabilities	3,538,064	3,515,460

Deferrred income taxes (Note 10)	481,333	465,000

Total Liabilities	4,019,397	3,980,460

Commitments and contingencies

Stockholders' equity (Notes 4 and 5)
Common stock, $0.01 par value; 150,000,000 authorized, 101,292,284 (net of 1,440,000 shares held in treasury) shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,027,323	1,027,323
Treasury stock (Notes 6 and 7)	(664,600)	(664,600)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	64,838,776	64,731,026
Accumulated deficit	(63,662,342)	(63,011,645)
Total Stockholders' Equity	719,234	1,262,181

Total Liabilities and Stockholders' Equity	$4,738,631	$5,242,641

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009

Revenues	$48,696	$76,331

Operating expenses:
Cost of operations (exclusive of depreciation)	36,049	8,057
Selling, general and administrative expense (including non-cash stock-based compensation expense) (Note 4)	650,577	1,108,767
Depreciation	1,148	1,618
Total operating expenses	687,774	1,118,442

Net loss from operations	(639,078)	(1,042,111)

Interest income	4,714	892

Net loss before income taxes	(634,364)	(1,041,219)

Income tax provision (Note 10)	16,333	-

Net loss	$(650,697)	$(1,041,219)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted-average common shares outstanding, basic and diluted	102,732,284	95,213,959

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2010
(Unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2009	102,732,284	$1,027,323	$(664,600)	$(819,923)	$64,731,026	$(63,011,645)	$1,262,181
Expense relating to non-cash stock-based compensation (Note 4)	-	-	-	-	107,750	-	107,750
Net loss	-	-	-	-	-	(650,697)	(650,697)
Balance, March 31, 2010	102,732,284	$1,027,323	$(664,600)	$(819,923)	$64,838,776	$(63,662,342)	$719,234

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net loss	$(650,697)	$(1,041,219)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,148	1,618
Non-cash stock-based compensation	107,750	388,910
Deferred income tax provision	16,333	-
Change in assets and liabilities:
Accounts receivable	(31,814)	7,014
Accrued interest receivable	(3,086)	-
Inventory	7,691	-
Prepaid expenses and other assets	9,323	2,648
Accounts payable	68,093	93,171
Accrued compensation	14,511	14,075
Deferred revenue	-	2,998,242
Other accrued expenses	(60,000)	-
Net cash (used in) provided by operating activities	(520,748)	2,464,459

Cash flows from investing activities:
Redemptions of investment in certificates of deposit	1,000,000	-
Net cash provided by investing activities	1,000,000	-
Cash flows from financing activities:
Proceeds from issuance of common stock	-	2,162,500
Purchase of treasury stock	-	(250,000)
Net cash provided by financing activities	-	1,912,500

Net increase in cash and cash equivalents	479,252	4,376,959
Cash and cash equivalents, beginning	1,828,024	299,127
Cash and cash equivalents, ending	$2,307,276	$4,676,086

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

International Fuel Technology, Inc. ("IFT" or the “Company”) is a company that was incorporated under the laws of the State of Nevada on April 9, 1996.  We have developed a family of fuel additive product formulations. These unique fuel blends have been created to improve fuel economy, enhance lubricity (reducing engine wear and tear) and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuels.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”).  We follow the same accounting policies in preparation of interim reports as we do in our annual statements.  We have evaluated subsequent events through May 14, 2010, the date these financial statements were issued.

Basic earnings per share are based upon the weighted-average number of common shares outstanding for the period.  Diluted earnings per share are based upon the weighted-average number of common and potentially dilutive common shares outstanding for the period.  Pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic No. 260-10, Earnings per Share, no adjustment is made for diluted earnings per share purposes since we are reporting a net loss, and common stock equivalents would have an anti-dilutive effect.  As of March 31, 2010 and 2009, 30,401,392 and 34,325,556 shares, respectively, of common stock equivalents were excluded from the computation of diluted net loss per share since their effect would be anti-dilutive.

Note 2. Ability to Continue as a Going Concern

Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report included with the financial statements filed with our 2009 10-K, filed with the SEC on March 31, 2010, indicated substantial doubt that IFT could continue as a going concern. We have incurred significant losses since inception and currently have and previously from time to time have had limited funds with which to operate. Management is in the process of executing a strategy based upon marketing technologies that offer enhanced engine performance and greater fuel economy along with pollution control benefits. We have several technologies in the commercialization phase and in development. We have received necessary regulatory and commercial acceptance for our products currently in the commercialization phase. During the first quarter of 2002, we began selling our products directly to the commercial marketplace. We expect to increase our direct sales to the marketplace, eventually generating a level of revenues sufficient to meet our cash flow and earnings requirements. However, it is possible that this may take a few years or may never occur. While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, as a result of first quarter 2009 equity raise activities ($2,162,500), cash received for a prepaid sales purchase order during the first quarter of 2009 (net cash margin expected of approximately $1,500,000 if the order is filled), projected sales for 2010 and a remaining equity commitment of $1,000,000 (entered into with a related party Board member of IFT and significant shareholder during 2008), we have adequate cash and cash equivalents balances and commitments to fund operations through at least 2010. However, if we are unable to meet our projections and generate positive and sustainable operating cash flows by this time, we may need to raise additional capital to fund our future operations.

Our current cash and cash equivalents balance plus our remaining committed funding of $1,000,000 is not sufficient to support the remaining 2010 operations if we manufacture inventory to fulfill a 2009 prepaid sales order with Vision Oil Services Ltd. (“VOS”).  If necessary, we believe we would be able to secure additional funding through private placements of equity and/or debt securities with existing shareholders/investors of IFT, as well as other external sources. However, there is the possibility that these sales of equity, if needed, may not happen at all or may end at some point in the future. If we are unable to secure this additional funding, we will need to significantly curtail operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

Note 3 – New Accounting Pronouncements

New Accounting Pronouncements Adopted

ASC 820—In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements.” This guidance amends Subtopic 820-10 to require new disclosures and clarify existing disclosures. This guidance requires new disclosures of amounts and reasons for significant transfers between Level 1 and Level 2 fair value measurements. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), separate presentation of information about purchases, sales, issuances and settlements is required. The guidance clarifies that fair value measurement disclosures for each class of assets and liabilities may constitute a subset of assets and liabilities within a line item on a reporting entity’s balance sheet. The guidance also clarifies disclosure requirements about inputs and valuation techniques for both recurring and nonrecurring fair value measurements (Level 2 or Level 3). The ASU also amends guidance on employers’ disclosures about post-retirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, including interim periods within those fiscal years. The adoption of this guidance did not have a material effect on our financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

ASC 605-25 - In October 2009, the FASB issued ASU No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, “Multiple-Element Arrangements.” The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangements should be considered separate units of accounting. However, the updated guidance removes the 48 previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance is effective for fiscal years beginning on or after June 15, 2010. We do not expect that the adoption of this guidance will have a material effect on our financial position, results of operations or cash flows.

ASC 815—In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives” to address questions that have been raised in practice about the intended breadth of the embedded credit derivative scope exception in paragraphs 815-15-15-8 through 815-15-15-9 of ASC 815, “Derivatives and Hedging.” The amended guidance clarifies that the scope exception applies to contracts that contain an embedded credit derivative that is only in the form of subordination of one financial instrument to another. This guidance is effective on July 1, 2010 for us. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

Note 4 – Stock-based Compensation

Non-cash stock-based compensation expense recorded in the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Awards to employees/Directors	$87,544	$52,684
Awards to non-employees	-	210,226
Stock option modifications	20,206	-
Treasury stock purchases	-	126,000
Total non-cash stock-based compensation expense	$107,750	$388,910

Employee and Director awards

During the first quarter of 2010, 250,000 employee options were granted.  Assumptions used to determine the average fair value of these awards ($0.06 per option) included an expected term of 3.83 years, a volatility rate of 88% and a risk free interest rate of 1.86%.

In addition, during the first quarter of 2010, we modified the terms of 156,000 options that were previously granted and fully-vested to an employee.  The modification of terms for these options extended the expiration date, changed the vesting periods and reduced the exercise price to $0.48 from $1.68.  The excess of the fair value of the modified awards immediately after the modification over the fair value of the original awards immediately before the modification will result in $15,422 of non-cash stock-based compensation expense through December 31, 2011.

During the first quarter of 2009, 20,000 employee options were granted.  Assumptions used to determine the average fair value of these awards ($0.18 per option) included an expected term of 5 years, a volatility rate of 106% and a risk free interest rate of 1.79%.

No options were granted to Directors for Director-related services in the first quarters of 2010 or 2009.

Non-employee awards

The value of options and warrants issued to non-employees upon the date of issuance is expensed over the related service periods.  For non-employee options that are not subject to a performance criterion, we recompute the value of the unvested options each quarter-end and adjust the related compensation expense for the new value. That new value is based on various assumptions using end-of-quarter information. For non-employee options subject to a performance criterion, of which we had 317,200 options outstanding as of March 31, 2010, expense is recognized when it becomes probable that the performance criterion will be met.

No stock options were granted to non-employee consultants for services during the first quarter of 2010. However, during the first quarter of 2010, IFT modified the terms of 416,000 options that were previously granted and fully-vested to a non-employee.  The modification of terms for these options extended the expiration date, changed the vesting periods and reduced the exercise price to $0.48 from $1.81.  The excess of the fair value of the modified awards immediately after the modification over the fair value of the original awards immediately before the modification will result in $32,439 of non-cash stock-based compensation expense through December 31, 2011.

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

In the first quarter of 2009, 2,600,000 options previously granted to a non-employee consultant for services vested as contingent triggering events were met.  The fair value of the related option expense was recognized immediately upon vesting. Assumptions used to determine the weighted-average fair value of these awards ($0.02 per option) included an expected term of 1 year, a volatility rate of 98% and a risk free interest rate of 0.73%.  These options subsequently expired during the first quarter of 2010.

Other

No shares of our common stock were sold or issued to employees or non-employees for services during the first quarters of 2010 and 2009.

During the first quarter of 2009, we received proceeds of $2,162,500 for the sale of 8,650,000 restricted shares of our common stock.  In connection with this equity raise, we issued warrants to purchase an additional 4,325,000 shares of our common stock at a price of $0.25 per share.  The warrants became immediately exercisable upon issuance and expire five years from the grant date.

No stock options were exercised during the first quarters of 2010 or 2009.

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent.  Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock.  The remaining $350,000 obligation was reflected as a current accrued expense. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities.  Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations. Since the second half of 2009, we have made payments totaling $100,000 to the prior Blencathia owner, reducing the related current accrued expense balance to $250,000 as of March 31, 2010.

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

Note 7 - Equity Commitment from a Related Party

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of IFT and a holder of over 5% of our common stock. Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in IFT, at such time or times as we may request, in the form of a purchase or purchases of restricted common stock of IFT. IFT may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of shares of restricted common stock of IFT equal to the value of the investment then provided to IFT. The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on The OTC Bulletin Board on the date of the sale.  There is no stipulation regarding the duration of this commitment. During 2008, we received $200,000 from Mr. Carr for the sale of common stock.  We repurchased these shares from Mr. Carr during 2009, bringing the total available under this commitment back up to $1,000,000 as of March 31, 2010.  During 2009, we recognized $54,400 of non-cash stock-based compensation expense associated with this treasury stock repurchase, representing the excess of the payment over the fair value of the shares.

Note 8 – Deferred Revenue

On February 26, 2009, we received the first purchase order pursuant to a Memorandum of Understanding (“MOU”) with Libya Oil Holdings Limited, Tamoil, Libya Africa Investment Portfolio and VOS. Pursuant to the MOU, VOS paid for the purchase of 600 metric tons of DiesoLIFTTM 10 at a price of 6,000 Euros (approximately $7,600) per metric ton from IFT. We received cash proceeds of approximately $3 million from VOS in February 2009, net of the related selling expenses, for this purchase order and expect a net cash margin of approximately $1.5 million if the product is manufactured and delivered. We will recognize gross revenues of approximately $4.5 million after all of the DiesoLIFTTM 10 has been delivered. No such revenues have been recorded and we have had no communication with VOS in over seven months and believe they have ceased all activities on behalf of IFT.

Note 9 - Stock Dividend

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

Note 10 – Income Taxes

We file income tax returns in various federal, state and local jurisdictions.  At March 31, 2010 and December 31, 2009, we had potential federal and state income tax benefits from net operating loss carry-forwards, which expire in various years through 2029.

A valuation allowance must be established for a deferred income tax asset if it is more likely than not that a tax benefit may not be realized from the asset in the future.  We have established a valuation allowance to the extent of our deferred income tax asset since it is not yet certain that absorption of the asset through future earnings will occur.  In 2009, we recognized that the goodwill basis difference has an indefinite life and therefore should not have been treated as an offset when establishing our valuation allowance.  Accordingly, at the end of 2009, we recorded a $465,000 increase of our valuation allowance and a corresponding non-cash deferred income tax expense which increases approximately $16,000 each quarter.  The impact of this revised accounting was not material to any prior periods.

No uncertain tax positions have been identified through March 31, 2010.  If we did identify any uncertain tax positions, any accrued interest related to unrecognized tax expenses and penalties would be recorded in income tax expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition, results of operations and cash flows of International Fuel Technology, Inc. (“IFT” or the “Company”) during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”).

Forward-looking Statements and Associated Risks

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control, including, but not limited to, economic, competitive and other factors affecting our operations, markets, products and services, expansion strategies and other factors described elsewhere in this report and documents filed by us with the Securities and Exchange Commission (“SEC”), including in our 2009 10-K under the “Risk Factors” section.  Actual results could differ materially from these forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, prove accurate.  We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

To date, our commercialization efforts have focused primarily on two proprietary products: DiesoLIFTTM 10 and DiesoLIFTTM BD-3. DiesoLIFTTM 10 was developed to increase fuel economy, reduce harmful emissions and reduce maintenance costs when mixed with diesel fuel and bio-diesel fuel blends. DiesoLIFTTM BD-3 was developed to address oxidation stability and deposit formation control issues associated with bio-diesel fuel use, both pure or in blends.

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

In summary, IFT has clearly demonstrated that it has two of the top performing fuel additive formulations in the world today, DiesoLIFTTM 10 and DiesoLIFTTM BD-3. We have emerged from the research and development phase and are in the early stages of commercializing our technology. Through distribution partners, we have clients that are purchasing and using our products. The time consuming process of tests and trials in which we have been engaged has led to real commercial opportunities that are generating revenues for the Company.

Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenues

Net revenue for the three months ended March 31, 2010 was $48,696, as compared to $76,331 for the three-month period ended March 31, 2009.  Sales revenue in the first quarters of 2010 and 2009 was primarily due to sales to distribution partners and end-user customers.  Sales revenue generated during the first quarters of 2010 and 2009 was primarily generated from the sale of DiesoLIFTTM 10 and DiesoLIFTTM BD-3.

Operating Expenses

Total operating expense was $687,774 for the three months ended March 31, 2010, as compared to $1,118,442 for the three-month period ended March 31, 2009.  This $430,668 decrease from the prior period was primarily attributable to a decrease in non-cash stock-based compensation expense related to the immediate vesting and expense recognition associated with certain options granted in the first quarter of 2009 (approximately $144,000) and first quarter 2009 treasury stock repurchases ($126,000) and decreased legal fees and bank charges.  These fluctuations are more fully described below.

Cost of Operations (exclusive of depreciation)

Cost of operations (exclusive of depreciation) was $36,049 for the three months ended March 31, 2010, as compared to $8,057 for the three-month period ended March 31, 2009.  This increase, despite a decrease in revenues, was due to increased raw material costs associated with a first quarter 2010 DiesoLIFTTM BD-3 sale and due to a favorable re-purchase price of existing DiesoLIFT™ 10 from a former distributor in the first quarter of 2009 (that was used for a first quarter 2009 sale).

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2010 was $650,577 (including non-cash stock-based compensation of $107,750), as compared to $1,108,767 (including non-cash stock-based compensation of $388,910) for the three-month period ended March 31, 2009. This decrease of $458,190 was primarily attributable to the following activities:

●
a decrease in non-cash stock-based compensation expense ($281,160) primarily due to the immediate vesting and expense recognition associated with certain options granted in the first quarter of 2009 (approximately $144,000) and first quarter 2009 treasury stock repurchases ($126,000);

●	a decrease in legal expense ($88,776) primarily due to litigation with a former distributor that began late during the third quarter of 2008 now being covered by our insurance carrier; and
●	a decrease in bank fees ($54,431) primarily related to the first quarter 2009 prepaid cash receipt of a sales order from Vision Oil Services Ltd. (“VOS”).

Depreciation Expense

Depreciation expense was $1,148 for the three months ended March 31, 2010, as compared to $1,618 for the three months ended March 31, 2009.  This decrease was primarily attributable to certain property and equipment becoming fully depreciated in the first quarter of 2009.

Interest Income

Interest income for the three months ended March 31, 2010 was $4,714, as compared to $892 for the three months ended March 31, 2009. The increase in net interest income was primarily attributable to increased invested cash due to first quarter 2009 equity raise activities and cash received from VOS related to a prepaid sales order for the sale of 600 metric tons of DiesoLIFTTM 10.

Provision for Income Taxes

We have operated at a net loss since inception and have not recorded or paid any income taxes, other than for non-cash deferred tax expense related to a basis difference between financial reporting and tax reporting goodwill.  We have significant net operating loss carry-forwards that would be recognized at such time as we demonstrate the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting primarily from the net operating loss carry-forwards has been fully reserved with a valuation allowance. Because goodwill has an indefinite life, the book to tax basis difference is not offset against the deferred tax assets when establishing our valuation allowance. Accordingly, the deferred tax liability related to goodwill is recorded to non-cash deferred income tax expense which increases approximately $16,000 each quarter.

Net Loss

Net loss for the three months ended March 31, 2010 was $650,697, as compared to $1,041,219 for the three months ended March 31, 2009.  The decrease in net loss was primarily due to the factors described above.  The basic and diluted net loss per common share for the three months ended March 31, 2010 and 2009 was $(0.01), respectively.

New Accounting Pronouncements

New Accounting Pronouncements Adopted

ASC 820—In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements.” This guidance amends Subtopic 820-10 to require new disclosures and clarify existing disclosures. This guidance requires new disclosures of amounts and reasons for significant transfers between Level 1 and Level 2 fair value measurements. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), separate presentation of information about purchases, sales, issuances and settlements is required. The guidance clarifies that fair value measurement disclosures for each class of assets and liabilities may constitute a subset of assets and liabilities within a line item on a reporting entity’s balance sheet. The guidance also clarifies disclosure requirements about inputs and valuation techniques for both recurring and nonrecurring fair value measurements (Level 2 or Level 3). The ASU also amends guidance on employers’ disclosures about post-retirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, including interim periods within those fiscal years. The adoption of this guidance did not have a material effect on our financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

ASC 605-25 - In October 2009, the FASB issued ASU No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, “Multiple-Element Arrangements.” The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangements should be considered separate units of accounting. However, the updated guidance removes the 48 previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance is effective for fiscal years beginning on or after June 15, 2010. We do not expect that the adoption of this guidance will have a material effect on our financial position, results of operations or cash flows.

ASC 815—In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives” to address questions that have been raised in practice about the intended breadth of the embedded credit derivative scope exception in paragraphs 815-15-15-8 through 815-15-15-9 of ASC 815, “Derivatives and Hedging.” The amended guidance clarifies that the scope exception applies to contracts that contain an embedded credit derivative that is only in the form of subordination of one financial instrument to another. This guidance is effective on July 1, 2010 for us. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

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

To test impairment, we use the market approach to determine the fair value of the Company.  Following this approach, the fair value of the business exceeded the carrying value of the business as of March 31, 2010.  As a result, no impairment of goodwill was recorded.

Deferred income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At March 31, 2010, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.

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

While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, as a result of first quarter 2009 equity raise activities ($2,162,500), cash received for a prepaid sales purchase order during the first quarter of 2009 (net cash margin expected of approximately $1,500,000 if the order is filled), projected sales for 2010 and a remaining equity commitment of $1,000,000 (entered into with a related party Board member of IFT and significant shareholder during 2008), we have adequate cash and cash equivalents balances and commitments to fund operations through at least 2010.  However, if we are unable to meet our projections and generate positive and sustainable operating cash flows by this time, we may need to raise additional capital to fund our future operations.

Cash used in operating activities was $(520,748) for the three months ended March 31, 2010, compared to cash provided by operating activities of $2,464,459 for the three months ended March 31, 2009. The decrease in cash flow from operating activities was due primarily to cash received from a prepaid sales order from VOS during the first quarter of 2009.  IFT would need to expend approximately $1,500,000 to manufacture inventory to fulfill this sales order. We have had no communication with VOS in over seven months and believe they have ceased all activities on behalf of IFT.

Cash provided by investing activities was $1,000,000 and $0, respectively, for the three months ended March 31, 2010 and 2009.   During the second quarter of 2009, we invested $3,200,000 ($3,000,000 of which had maturities greater than 90 days) of the proceeds received from earlier 2009 equity raise activities into a certificate of deposit program that is insured 100% by the Federal Deposit Insurance Corporation.  During the first quarter of 2010, we redeemed $1,000,000 of investments upon maturities. At March 31, 2010, $1,600,000 of certificates of deposit with maturities less than 90 days are classified on our balance sheet in cash and cash equivalents.

Cash provided by financing activities was $0 and $1,912,500, respectively, for the three months ended March 31, 2010 and 2009.  The decrease in financing cash flow was due to first quarter 2009 equity raise activities that raised $2,162,500 upon the private placement of 8,650,000 restricted shares of our common stock to accredited investors.  During the first quarter of 2009, we also had treasury stock acquisitions of $250,000 related to the repurchases of shares previously owned by IFT Directors.

Net cash increased by $479,252 and $4,376,959 for the three months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010 and March 31, 2009, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Working capital at March 31, 2010 was $(1,016,106), as compared to $(490,640) at December 31, 2009.  This decrease was primarily attributable to funding cash operating expenses for 2010.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2010.  Based on this evaluation, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting. Therefore, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act.  Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control-Integrated Framework, we have identified a material weakness in our internal control over financial reporting.  As a result, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During our 2009, 2008 and 2007 review of internal controls, management identified the following material weakness:  IFT has limited accounting personnel with sufficient expertise, accounting knowledge and training in GAAP and financial reporting requirements.  Specifically, IFT lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements.  This material weakness has not been corrected during the first quarter of 2010.

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

Management has discussed the material weakness and proposed corrective actions with the Audit Committee and our independent registered public accounting firm.  Other than as described above, we are not aware of any other material weakness in our internal control over financial reporting.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Plan for Remediation

Some of the remediation action steps discussed in our 2009 10-K are dependent on the completion of a financing to support operations for at least two years.  As such financing has not yet been fully achieved, we have not yet been able to consider the hiring of additional accounting and finance staff with the commensurate knowledge, experience and training necessary to complement the current staff in the financial reporting functions.

During the fiscal quarter ended March 31, 2010, we were unable to further develop our financial statement closing and reporting practices to include additional levels of checks and balances in our procedures and a timely review.  The actions we plan to take are subject to continued management review supported by confirmation and testing, as well as Audit Committee oversight.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

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

The lawsuit alleged federal securities fraud violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against all defendants, and violations of Section 20(a) of the Securities Act of 1933 against the individual defendants. The plaintiffs are seeking a judgment for damages of $5 million, interest, costs, and for such other relief the Court deems just and proper. On May 19, 2009, the Court issued an order granting our motion to transfer venue to St. Louis, Missouri. IFT filed a motion to dismiss and the plaintiffs withdrew their complaint prior to a ruling on said motion.

On August 7, 2009, Charles Stride voluntarily dismissed the complaint against all defendants. On August 10, 2009, the remaining plaintiffs filed a first amended complaint (“FAC”) against IFT, Jonathan R. Burst and Rex Carr in the United States District Court for the Eastern District of Missouri.  The FAC, similar to the initial complaint, alleges that the defendants made misrepresentations and omissions in public statements regarding its fuel additive products that induced the plaintiffs to purchase IFT stock, but does not allege any federal securities laws violations.  Instead, the FAC alleges eight causes of action under Missouri’s blue sky laws and state common law, and seeks in excess of $5 million of compensatory damages, interest and costs. On August 31, 2009, the defendants filed a motion to dismiss the FAC for failure to meet the heightened pleading standards of Rule 9(b) of the Federal Rules of Civil Procedures. On May 4, 2010, the Court issued an order granting in part defendants' motion to dismiss.  The Court dismissed the breach of fiduciary duty claim, but held that the FAC sufficiently pled the remaining seven causes of action.

On December 4, 2009, the plaintiffs served discovery requests on all defendants. The plaintiffs agreed to provide the defendants with an extension to respond to the discovery requests while the parties prepared for, and participated in, a voluntary mediation. The parties participated in a mediation conference before Stephen Rovak on May 11, 2010 but were unsuccessful in settling the lawsuit.  On May 13, 2010, the plaintiffs advised that they were withdrawing the discovery requests they had previously propounded on the defendants.  Although the parties are still exploring a potential settlement, there can be no assurance that this case will settle.  We do not believe the lawsuit has any merit and we will continue to vigorously defend this action through trial, if necessary.

On February 6, 2009 we filed an action against Fuel Technologies Ltd, Mega Connections, Ltd., FT Marketing Ltd, and the AAA, Cause No. 09SL-CC00550, in the Circuit Court of the County of St. Louis, Missouri. In this action, IFT sought injunctive relief requiring the defendants to litigate the claims asserted before the AAA in the Circuit Court of St. Louis County, Missouri. On or about February 17, 2009 the Court entered an order transferring these claims out of arbitration and into the Circuit Court of the County of St. Louis. The claims initially filed before the AAA, but since removed to the Circuit Court by IFT, are that IFT breached various marketing and distribution agreements by misrepresenting the state of IFT’s product development. The plaintiffs recently filed an amended petition adding Jonathan R. Burst and Rex Carr as additional defendants.  The parties participated in a mediation conference on May 11, 2010 but were unsuccessful in settling this action. Although the parties are still exploring a potential settlement, there can be no assurance that this case will settle. We do not believe this action has any merit and that IFT has meritorious defenses.  We intend to continue to vigorously defend this action.

Other than as described above, there have been no other material changes since the filing of our 2009 10-K. See our 2009 10-K, Part I, Item 3, "Legal Proceedings."

Item 5.  Other Information

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2009.

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

INTERNATIONAL FUEL TECHNOLOGY, INC. (Registrant)

By:	/s/ Jonathan R. Burst	Date: May 14, 2010
Name:	Jonathan R. Burst
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Stuart D. Beath	Date: May 14, 2010
Name:	Stuart D. Beath
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)