Form 10-Q
period 2010-06-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2010-08-16
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒

The number of shares outstanding of registrant's only class of stock as of August 11, 2010: Common stock, par value $0.01 per share – 101,322,284 shares outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$1,710,172	$1,828,024
Investments in certificates of deposit	-	1,000,000
Accounts receivable	167,982	2,440
Accrued interest receivable	127	8,210
Inventory	139,767	157,465
Prepaid expenses and other assets	19,884	28,681
Total Current Assets	2,037,932	3,024,820

Property and equipment
Machinery, equipment and office furniture	63,706	63,706
Accumulated depreciation	(59,988)	(57,690)
Net Property and Equipment	3,718	6,016

Goodwill	2,211,805	2,211,805

Total Assets	$4,253,455	$5,242,641

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$173,153	$193,074
Accrued compensation	7,032	14,144
Deferred revenue (Note 8)	2,998,242	2,998,242
Other accrued expenses (Note 5)	220,000	310,000
Total Current Liabilities	3,398,427	3,515,460

Deferrred income taxes (Note 10)	497,666	465,000

Total Liabilities	3,896,093	3,980,460

Commitments and contingencies

Stockholders' equity (Notes 4 and 5)
Common stock, $0.01 par value; 150,000,000 authorized, 101,322,284 (net of 1,440,000 shares held in treasury) and 101,292,284 (net of 1,440,000 shares held in treasury) shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,027,623	1,027,323
Treasury stock (Notes 6 and 7)	(664,600)	(664,600)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	64,944,653	64,731,026
Accumulated deficit	(64,130,391)	(63,011,645)
Total Stockholders' Equity	357,362	1,262,181

Total Liabilities and Stockholders' Equity	$4,253,455	$5,242,641

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenues	$175,395	$14,738	$224,091	$91,069

Operating expenses:
Cost of operations (exclusive of depreciation)	47,275	13,896	83,324	21,953
Selling, general and administrative expense (including non-cash stock-based compensation expense) (Note 4)	582,533	988,222	1,233,110	2,096,989
Depreciation	1,150	1,148	2,298	2,766
Total operating expenses	630,958	1,003,266	1,318,732	2,121,708

Net loss from operations	(455,563)	(988,528)	(1,094,641)	(2,030,639)

Interest income	3,847	3,268	8,561	4,160

Net loss before income taxes	$(451,716)	$(985,260)	$(1,086,080)	$(2,026,479)

Income tax provision (Note 10)	16,333	-	32,666	-

Net loss	$(468,049)	$(985,260)	$(1,118,746)	$(2,026,479)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted-average common shares outstanding, basic and diluted	102,735,251	101,285,780	102,733,776	98,157,128

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2010
(Unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2009	102,732,284	$1,027,323	$(664,600)	$(819,923)	$64,731,026	$(63,011,645)	$1,262,181
Expense relating to non-cash stock-based compensation (Note 4)	-	-	-	-	204,927	-	204,927
Common shares issued for services (Note 4)	30,000	300	-	-	8,700	-	9,000
Net loss	-	-	-	-	-	(1,118,746)	(1,118,746)
Balance, June 30, 2010	102,762,284	$1,027,623	$(664,600)	$(819,923)	$64,944,653	$(64,130,391)	$357,362

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,118,746)	$(2,026,479)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,298	2,766
Non-cash stock-based compensation	213,927	827,245
Deferred income tax provision	32,666	-
Change in assets and liabilities:
Accounts receivable	(165,542)	(62,733)
Accrued interest receivable	8,083	-
Inventory	17,698	13,828
Prepaid expenses and other assets	8,797	(2,417)
Accounts payable	(19,921)	100,525
Accrued compensation	(7,112)	31,783
Deferred revenue	-	2,998,242
Other accrued expenses	(90,000)	-
Net cash (used in) provided by operating activities	(1,117,852)	1,882,760

Cash flows from investing activities:
Redemptions (purchases) of investment in certificates of deposit	1,000,000	(3,000,000)
Net cash provided by (used in) investing activities	1,000,000	(3,000,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	2,162,500
Purchase of treasury stock	-	(450,000)
Net cash provided by financing activities	-	1,712,500

Net (decrease) increase in cash and cash equivalents	(117,852)	595,260
Cash and cash equivalents, beginning	1,828,024	299,127
Cash and cash equivalents, ending	$1,710,172	$894,387

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

We began transitioning from a development stage technology company to a commercial entity during 2002 and have been increasing our product marketing and sales efforts since.  We are now focused on continuing to develop the body of evidence of the efficacy of our products applicable to a wide range of markets and industries within these markets through additional industry specific laboratory testing and customer field trials.  In addition, we are continuing to strengthen our distributor and customer contact base.  Marketing and sales efforts, in conjunction with additional industry specific testing, will complete our transition to a commercial enterprise.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”).  We follow the same accounting policies in preparation of interim reports as we do in our annual statements.  We have evaluated subsequent events through August 16, 2010, the date these financial statements were issued.

Basic earnings per share are based upon the weighted-average number of common shares outstanding for the period.  Diluted earnings per share are based upon the weighted-average number of common and potentially dilutive common shares outstanding for the period.  Pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification subtopic (“ASC”) No. 260-10, Earnings per Share, no adjustment is made for diluted earnings per share purposes since we are reporting a net loss, and common stock equivalents would have an anti-dilutive effect.  As of June 30, 2010 and 2009, 22,583,634 and 37,125,554 shares, respectively, of common stock equivalents were excluded from the computation of diluted net loss per share since their effect would be anti-dilutive.

Note 2. Ability to Continue as a Going Concern

Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report included with the financial statements filed with our 2009 10-K, filed with the SEC on March 31, 2010, indicated substantial doubt that IFT could continue as a going concern. We have incurred significant losses since inception and currently have and previously from time to time have had limited funds with which to operate. Management is in the process of executing a strategy based upon marketing technologies that offer enhanced engine performance and greater fuel economy along with pollution control benefits. We have several technologies in the commercialization phase and in development. We have received necessary regulatory approval and commercial acceptance for our products currently in the commercialization phase. During the first quarter of 2002, we began selling our products directly to the commercial marketplace. We expect to increase our direct sales to the marketplace, eventually generating a level of revenues sufficient to meet our cash flow and earnings requirements. However, it is possible that this may take a few years or may never occur. While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, as a result of first quarter 2009 equity raise activities ($2,162,500), cash received for a prepaid sales purchase order during the first quarter of 2009 (net cash margin expected of approximately $1,500,000 if the order is filled), projected sales for 2010 and a remaining equity commitment of $1,000,000 (entered into with a related party Board member of IFT and significant shareholder during 2008), we have adequate cash and cash equivalents balances and commitments to fund operations through at least 2010.  However, if we are unable to meet our projections and generate positive and sustainable operating cash flows by this time, we may need to raise additional capital to fund our future operations.

Our current cash and cash equivalents balance plus our remaining committed funding of $1,000,000 is not sufficient to support the remaining 2010 operations if we manufacture inventory to fulfill the requirements of a 2009 prepaid sales order with Vision Oil Services Ltd. (“VOS”).  If necessary, we believe we would be able to secure additional funding through private placements of equity and/or debt securities with existing shareholders/investors of IFT, as well as other external sources. However, there is the possibility that these sales of equity, if needed, may not happen at all or may end at some point in the future. If we are unable to secure this additional funding, we will need to significantly curtail operations.

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

Recently Issued Accounting Pronouncements

ASC 605-25 - In October 2009, the FASB issued ASU No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, “Multiple-Element Arrangements.” The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting.  However, the updated guidance removes the 48 previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance is effective for fiscal years beginning on or after June 15, 2010. We do not expect that the adoption of this guidance will have a material effect on our financial position, results of operations or cash flows.

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

Note 4 – Stock-based Compensation

Non-cash stock-based compensation expense recorded in the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Awards to employees/Directors	$90,657	$108,093	$178,201	$160,777
Awards to non-employees	9,000	275,842	9,000	486,068
Stock option modifications	6,520	-	26,726	-
Treasury stock purchases	-	54,400	-	180,400
Total non-cash stock-based compensation expense	$106,177	$438,335	$213,927	$827,245

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

No employee options were granted during the second quarter of 2010.

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

No options were granted to Directors for Director-related services in the first two quarters of 2010 or first quarter of 2009. During the second quarter of 2009, 200,000 options were granted to Directors for Director-related services.  Assumptions used to determine the average fair value of these awards ($0.26 per option) included an expected term of 4.75 years, a volatility rate of 107% and a risk free interest rate of 1.85%.

Non-employee awards

The value of options and warrants issued to non-employees upon the date of issuance is expensed over the related service periods.  For non-employee options that are not subject to a performance criterion, we recompute the value of the unvested options each quarter-end and adjust the related compensation expense for the new value. That new value is based on various assumptions using end-of-quarter information. For non-employee options subject to a performance criterion, of which we had 5,200 options outstanding as of June 30, 2010, expense is recognized when it becomes probable that the performance criterion will be met.

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

No stock options were granted to non-employee consultants for services during the second quarter of 2010.

During the second quarter of 2010 a total of 7,592,000 stock options previously granted to non-employee consultants for services expired.  4,680,000 of these options had vested before expiration.  The remaining 2,912,000 options expired prior to vesting as certain vesting triggering events were not achieved.

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

Other

No shares of our common stock were sold or issued to employees or non-employees for services during the first quarter of 2010 and first two quarters of 2009. During the second quarter of 2010, we issued 30,000 shares of our common stock to non-employees for services.

During the first quarter of 2009, we received proceeds of $2,162,500 for the sale of 8,650,000 restricted shares of our common stock.  In connection with this equity raise, we issued warrants to purchase an additional 4,325,000 shares of our common stock at a price of $0.25 per share.  The warrants became immediately exercisable upon issuance and expire five years from the grant date.

During the second quarter of 2010, 225,758 warrants related to a 2005 equity issuance expired.

No stock options were exercised during the first two quarters of 2010 or 2009.

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent.  Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock.  The remaining $350,000 obligation was reflected as a current accrued expense. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.  Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations.  Since the second half of 2009, we have made payments totaling $130,000 to the prior Blencathia owner, reducing the related current accrued expense balance to $220,000 as of June 30, 2010.

Note 6 – Note Payable to a Related Party

During the fourth quarter of 2007, we obtained an unsecured $500,000 loan from Harry F. Demetriou, who was then a Director of IFT and the holder of over 5% of our common stock. Pursuant to the terms of the loan, a promissory note was executed by IFT in favor of Mr. Demetriou in connection with the loan. Terms of the loan included interest to be accrued at a rate of 15% per year in arrears with principal and interest due and payable on January 1, 2009. The loan was guaranteed by Rex Carr, a Director of IFT and the holder of over 5% percent of our common stock. All IFT obligations related to this note were extinguished effective March 31, 2008 with the issuance of 1,040,000 restricted common shares of IFT stock to Mr. Demetriou.

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

Note 7 - Equity Commitment from a Related Party

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of IFT and a holder of over 5% of our common stock. Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in IFT, at such time or times as we may request, in the form of a purchase or purchases of restricted common stock of IFT. IFT may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of shares of restricted common stock of IFT equal to the value of the investment then provided to IFT. The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on The OTC Bulletin Board on the date of the sale.  There is no stipulation regarding the duration of this commitment. During 2008, we received $200,000 from Mr. Carr for the sale of common stock.  We repurchased these shares from Mr. Carr during 2009, bringing the total available under this commitment back up to $1,000,000 as of June 30, 2010.  During 2009, we recognized $54,400 of non-cash stock-based compensation expense associated with this treasury stock repurchase, representing the excess of the payment over the fair value of the shares.

Note 8 – Deferred Revenue

On February 26, 2009, we received the first purchase order pursuant to a Memorandum of Understanding (“MOU”) with Libya Oil Holdings Limited, Tamoil, Libya Africa Investment Portfolio and VOS. Pursuant to the MOU, VOS paid for the purchase of 600 metric tons of DiesoLiFTTM 10 at a price of 6,000 Euros (approximately $7,600) per metric ton from IFT. We received cash proceeds of approximately $3 million from VOS in February 2009, net of the related selling expenses, for this purchase order and expect a net cash margin of approximately $1.5 million if the product is manufactured and delivered. We will recognize gross revenues of approximately $4.5 million after all of the DiesoLiFTTM 10 has been delivered. No such revenues have been recorded and we have had no communication with VOS in over ten months and believe they have ceased all activities on behalf of IFT.

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

Note 10 – Income Taxes

We file income tax returns in various federal, state and local jurisdictions.  At June 30, 2010, and December 31, 2009, we had potential federal and state income tax benefits from net operating loss carry-forwards, which expire in various years through 2029.

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

No uncertain tax positions have been identified through June 30, 2010.  If we did identify any uncertain tax positions, any accrued interest related to unrecognized tax expenses and penalties would be recorded in income tax expense.

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

To date, our commercialization efforts have focused primarily on two proprietary products: DiesoLiFTTM 10 and the DiesoLiFTTM BD-series. DiesoLiFTTM 10 was developed to increase fuel economy, reduce harmful emissions and reduce maintenance costs when mixed with diesel fuel and bio-diesel fuel blends. The DiesoLiFTTM BD-series was developed to address oxidation stability and deposit formation control issues associated with bio-diesel fuel use, both pure or in blends.

The potential market for DiesoLiFTTM 10 and the DiesoLiFTTM BD-series is massive. Virtually every gallon of diesel and bio-diesel fuel consumed in the world today is a potential market for IFT fuel additive technologies.

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

Both products are easy to use. Once the additive is splash blended with a base fuel, the mixture forms into and remains a stable solution. Unlike traditional fuel additives, which are derived from petroleum, DiesoLiFTTM 10 and the DiesoLiFTTM BD-series are derived from a complex mixture of detergent substances (surfactant chemistry) that utilize naturally occurring fractions that are bio-degradable.

The manufacture of IFT’s additive formulations is outsourced to Multisol (France) and Air Products and Chemicals, Inc. (U.S.). These relationships allow IFT to consistently deliver quality additive formulations on a timely basis.

The commercial goal of IFT is the bulk sale (by the ton) of DiesoLiFTTM 10 and the DiesoLiFTTM BD-series to the following major end-users of diesel fuel and bio-diesel fuel blends:

•	railroads;
•	stationary power generation operators;
•	centrally-fueled truck/bus fleets; and
•	marine vessel operators.

IFT’s primary strategy to achieve this goal is to outsource marketing and distribution by partnering with oil companies and prominent fuel additive distribution companies with existing customers and distribution channels. For example, IFT has distribution relationships with Multisol (France), Caldic (U.K.), Nordmann Rassmann (Germany), Tide Water Oil Co. (India) (“Tide Water”) and Nulon India (India).

In summary, IFT has clearly demonstrated that it has two of the top performing fuel additive formulations in the world today, DiesoLiFTTM 10 and the DiesoLiFTTM BD-series. We have emerged from the research and development phase and are in the early stages of commercializing our technology. Through distribution partners, we have clients that are purchasing and using our products. The time consuming process of tests and trials in which we have been engaged has led to real commercial opportunities that are generating revenues for the Company.

Recent Developments

U.K. Railroads: During the first half of 2010, IFT completed over four years of rail engine testing at mi Technology in the U.K. and then completed a large in-service field demonstration with East Midlands Trains, a U.K.-based passenger rail operator and subsidiary of Stagecoach Group.  Due to positive test results and a 4.4% improvement in fuel economy in the field demonstration, East Midlands Trains issued IFT a purchase order for DiesoLiFTTM 10 and is using the product in its entire fleet (89 units) of light rail engines.

We are in discussions with a number of additional U.K.-based and European-based rail operators regarding our progress with East Midlands Trains and expect many of them to begin using DiesoLiFTTM 10 before the end of the year.

Tide Water:  During the second quarter of 2010, Tide Water received a third delivery of DiesoLiFTTM 10. Tide Water repackages and resells the product to its customers in India. We expect Tide Water to continue to be a successful distribution partner and take consistent deliveries of DiesoLiFTTM10.

Grocery Store Chain:  A regional U.S.-based grocery chain operating a fleet of 100 distribution trucks recently completed their 40th consecutive month of using DiesoLiFTTM 10 in their entire fleet. This company has stated that use of DiesoLiFTTM 10 continues to provide significant savings on fuel costs, and in addition, since switching to ultra low sulfur diesel, significant annual savings on fuel injector costs.

Swire Beverages:  During the first half of 2010, Swire Beverages, a major Coca-Cola franchisee, has purchased DiesoLiFTTM 10 for use in selected distribution outlets in China. IFT expects additional distribution outlets in China to purchase DiesoLiFTTM 10, and expects the use of DiesoLiFTTM 10 in each distribution outlet to increase significantly in the future.

Results of Operations

Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009

Revenues

Net revenue for the three months ended June 30, 2010 was $175,395, as compared to $14,738 for the three-month period ended June 30, 2009.  This increase is primarily due to increased sales to our distributor network in India.

Sales revenue in the second quarters of 2010 and 2009 was primarily due to sales to distribution partners and end-user customers.  Sales revenue generated during the second quarters of 2010 and 2009 was primarily generated from the sale of DiesoLiFTTM 10.

Net revenue for the six months ended June 30, 2010 was $224,091, as compared to $91,069 for the six-month period ended June 30, 2009. Sales revenue in the first two quarters of 2010 and 2009 was due to sales to distribution partners and end-user customers. Sales revenue generated during the first six months of 2010 and 2009 was primarily generated from the sale of DiesoLiFTTM 10 and DiesoLiFTTM BD-3.

Operating Expenses

Total operating expense was $630,958 for the three months ended June 30, 2010, as compared to $1,003,266 for the three-month period ended June 30, 2009.  This $372,308 decrease from the prior period was primarily attributable to decreases in non-cash stock-based compensation expense, legal fees, and other consulting fees.  These decreases were partially offset by an increase in cost of operations (exclusive of depreciation) due to increased sales revenues.  These fluctuations are more fully described below.

Total operating expense was $1,318,732 for the six months ended June 30, 2010, as compared to $2,121,708 for the six-month period ended June 30, 2009. This $802,976 decrease from the prior period was primarily attributable to decreases in stock-based compensation expense, legal fees, bank charges and other consulting fees, partially offset by an increase in cost of operations (exclusive of depreciation) due to increased sales revenues. These fluctuations are more fully described below.

Cost of Operations (exclusive of depreciation)

Cost of operations (exclusive of depreciation) was $47,275 for the three months ended June 30, 2010, as compared to $13,896 for the three-month period ended June 30, 2009. This increase was due to increased sales in the current quarter compared to the second quarter of 2009.

Cost of operations (exclusive of depreciation) was $83,324 for the six months ended June 30, 2010, as compared to $21,953 for the six-month period ended June 30, 2009. This increase was due to increased sales in the first six months ended June 30, 2010 compared to the first six months ended June 30, 2009.

Our gross margin percentages for the comparable periods described above were favorably impacted by favorable re-purchases of existing DiesoLiFT™ 10 from a former distributor in the second quarter of 2010 and the first quarter of 2009.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2010 was $582,533 (including non-cash stock-based compensation of $106,177), as compared to $988,222 (including non-cash stock-based compensation of $438,335) for the three-month period ended June 30, 2009. This decrease of $405,689 was primarily attributable to the following activities:

•
a decrease in non-cash stock-based compensation expense ($332,158) primarily related to the immediate vesting and expense recognition associated with certain non-employee options granted in the second quarter of 2009 (approximately $278,000) and second quarter 2009 treasury stock repurchases ($54,400);

•	a decrease in other consulting fees ($55,805) primarily due to a one-time reimbursement payment to a former consultant during the second quarter of 2009; and
•	a decrease in legal expense ($44,531) primarily due to litigation with a former distributor that began late during the third quarter of 2008 that is now being covered by our insurance carrier.

Selling, general and administrative expense for the six months ended June 30, 2010 was $1,233,110 (including non-cash stock-based compensation of $213,927), as compared to $2,096,989 (including non-cash stock-based compensation of $827,245) for the six-month period ended June 30, 2009. This decrease of $863,879 was primarily attributable to the following activities:

•
a decrease in non-cash stock-based compensation expense ($613,318) primarily related to the immediate vesting and expense recognition associated with certain non-employee options granted in the six months ended June 30, 2009 (approximately $418,000) and treasury stock repurchases ($180,400) occurring during the six months ended June 30, 2009;

•	a decrease in legal expense ($133,308) primarily due to litigation with a former distributor that began late during the third quarter of 2008 that is now being covered by our insurance carrier;
•	a decrease in bank fees ($54,881) primarily related to the first quarter 2009 prepaid cash receipt of a sales order from Vision Oil Services Ltd. (“VOS”); and
•	a decrease in other consulting fees ($45,856) primarily due to a one-time reimbursement payment to a former consultant during the second quarter of 2009.

Depreciation Expense

Depreciation expense was $1,150 and $1,148 for the three months ended June 30, 2010 and June 30, 2009, respectively.

Depreciation expense was $2,298 and $2,766 for the six months ended June 30, 2010 and June 30, 2009, respectively. This decrease was primarily attributable to certain property and equipment becoming fully depreciated in the first quarter of 2009.

Interest Income

Interest income was $3,847 and $3,268 for the three months ended June 30, 2010 and June 30, 2009, respectively.

Interest income for the six months ended June 30, 2010 was $8,561, as compared to $4,160 for the six-month period ended June 30, 2009. The increase in interest income is primarily attributable to first quarter 2009 equity raise activities and cash received from VOS related to a prepaid sales order for the sale of 600 metric tons of DiesoLiFTTM 10 being fully invested in securities late in the second quarter of 2009.

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

Net Loss

Net loss for the three months ended June 30, 2010 was $468,049, as compared to $985,260 for the three months ended June 30, 2009.  The decrease in net loss was primarily due to decreases in non-cash stock-based compensation expense, other consulting fees and legal fees as described above.  The basic and diluted net loss per common share for the three months ended June 30, 2010 and 2009 was $(0.00) and $(0.01), respectively.

Net loss for the six months ended June 30, 2010 was a net loss of $1,118,746, as compared to a net loss of $2,026,479 for the six months ended June 30, 2009. The decrease in net loss was primarily due to decreases in non-cash stock-based compensation expense, legal fees, bank charges and other consulting fees as described above. The basic and diluted net loss per common share for the six months ended June 30, 2010 and 2009 was $(0.01) and $(0.02), respectively.

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

Recently Issued Accounting Pronouncements

ASC 605-25 - In October 2009, the FASB issued ASU No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, “Multiple-Element Arrangements.” The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting. However, the updated guidance removes the 48 previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance is effective for fiscal years beginning on or after June 15, 2010. We do not expect that the adoption of this guidance will have a material effect on our financial position, results of operations or cash flows.

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

To test impairment, we use the market approach to determine the fair value of the Company.  Following this approach, the fair value of the business exceeded the carrying value of the business as of June 30, 2010.  As a result, no impairment of goodwill was recorded.

Deferred income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At June 30, 2010, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.

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

Cash used in operating activities was $(1,117,852) for the six months ended June 30, 2010, compared to cash provided by operating activities of $1,882,760 for the six months ended June 30, 2009. The decrease in cash flow from operating activities was due primarily to cash received from a prepaid sales order from VOS during the first quarter of 2009.  IFT would need to expend approximately $1,500,000 to manufacture inventory required to fulfill this sales order. We have had no communication with VOS in over ten months and believe they have ceased all activities on behalf of IFT.

Cash provided by investing activities was $1,000,000 for the six months ended June 30, 2010, compared to cash used in investing activities of $3,000,000 for the six months ended June 30, 2009.  During the second quarter of 2009, we invested $3,200,000 ($3,000,000 of which had maturities greater than 90 days) of the proceeds received from earlier 2009 equity raise activities into a certificate of deposit program that is insured 100% by the Federal Deposit Insurance Corporation.  During the first two quarters of 2010, we redeemed $1,000,000 of investments upon maturities. At June 30, 2010, $1,000,000 of certificates of deposit with maturities less than 90 days are classified on our balance sheet in cash and cash equivalents.

Cash provided by financing activities was $0 and $1,712,500, respectively, for the six months ended June 30, 2010 and 2009.  The decrease in financing cash flow was due to first quarter 2009 equity raise activities that raised $2,162,500 upon the private placement of 8,650,000 restricted shares of our common stock to accredited investors.  During the first two quarters of 2009, we also had treasury stock acquisitions of $450,000 related to the repurchases of shares previously owned by IFT Directors.

Net cash (decreased) increased by $(117,852) and $595,260 for the six months ended June 30, 2010 and 2009, respectively.

During the six months ended June 30, 2010 and June 30, 2009, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Working capital at June 30, 2010 was $(1,360,495), as compared to $(490,640) at December 31, 2009.  This decrease was primarily attributable to funding cash operating expenses for 2010.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of June 30, 2010.  Based on this evaluation, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting.  Therefore, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at June 30, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act.  Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control-Integrated Framework, we have identified a material weakness in our internal control over financial reporting.  As a result, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During our 2009, 2008 and 2007 review of internal controls, management identified the following material weakness:  IFT has limited accounting personnel with sufficient expertise, accounting knowledge and training in generally accepted accounting principles and financial reporting requirements.  Specifically, IFT lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements.  This material weakness has not been corrected during the first two quarters of 2010.

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

Management has discussed the material weakness with and proposed corrective actions to the Audit Committee and our independent registered public accounting firm.  Other than as described above, we are not aware of any other material weakness in our internal control over financial reporting.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

During the fiscal quarter ended June 30, 2010, we were unable to further develop our financial statement closing and reporting practices to include additional levels of checks and balances in our procedures and a timely review.  The actions we plan to take are subject to continued management review supported by confirmation and testing, as well as Audit Committee oversight.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On October 2, 2008, Giant Trading, Inc., David R. Friedland, Magnum Select Fund, Ltd., Magnum Growth Fund, Brett Friedland, Lara and Andrew Block, Cherise Metz and Charles Stride (all of which are associates of Dion Friedland, a beneficial owner of 5% of IFT’s common stock) filed a lawsuit against us and certain of our Directors (Messrs. Burst, Carr and Demetriou) in the United States District Court, Southern District of Florida.

The lawsuit alleged federal securities fraud violations of Section 10(b) of the Securities Act and Rule 10b-5 promulgated thereunder against all defendants, and violations of Section 20(a) of the Securities Act of 1933 against the individual defendants. The plaintiffs were seeking a judgment for damages of $5 million, interest, costs, and for such other relief the Court deemed just and proper. On May 19, 2009, the Court issued an order granting our motion to transfer venue to St. Louis, Missouri. IFT filed a motion to dismiss and the plaintiffs withdrew their complaint prior to a ruling on said motion.

On August 7, 2009, Charles Stride voluntarily dismissed the complaint against all defendants. On August 10, 2009, the remaining plaintiffs filed a first amended complaint (“FAC”) against IFT, Jonathan R. Burst and Rex Carr in the United States District Court for the Eastern District of Missouri. The FAC, similar to the initial complaint, alleged that the defendants made misrepresentations and omissions in public statements regarding its fuel additive products that induced the plaintiffs to purchase IFT stock, but did not allege any federal securities laws violations. Instead, the FAC alleged eight causes of action under Missouri’s blue sky laws and state common law, and sought in excess of $5 million of compensatory damages, interest and costs. On August 31, 2009, the defendants filed a motion to dismiss the FAC for failure to meet the heightened pleading standards of Rule 9(b) of the Federal Rules of Civil Procedures. On May 4, 2010, the Court issued an order granting in part defendants' motion to dismiss.

On February 6, 2009, we filed an action against Fuel Technologies Ltd, Mega Connections, Ltd., FT Marketing Ltd, and the AAA, Cause No. 09SL-CC00550, in the Circuit Court of the County of St. Louis, Missouri. In this action, IFT sought injunctive relief requiring the defendants to litigate the claims asserted before the AAA in the Circuit Court of St. Louis County, Missouri. On or about February 17, 2009, the Court entered an order transferring these claims out of arbitration and into the Circuit Court of the County of St. Louis. The claims initially filed before the AAA, but since removed to the Circuit Court by IFT, were that IFT breached various marketing and distribution agreements by misrepresenting the state of IFT’s product development. The plaintiffs then filed an amended petition adding Jonathan R. Burst and Rex Carr as additional defendants. The parties participated in a mediation conference on May 11, 2010 but were unsuccessful in settling this action at that time. Subsequently, IFT, Burst and Carr filed a motion to dismiss this action but the case settled prior to a ruling on this motion.

On August 13, 2010, both cases involving IFT and Dion Friedland were settled.  IFT believes both suits were frivolous in nature and had no legal merit.  For business reasons, IFT’s insurance carrier elected to avoid a potentially costly trial and settle both cases for an amount that was far below the projected expenses of litigation.  IFT did not pay any monies or contribute in any way towards the settlements. Overall, IFT’s total out of pocket expenses, including insurance deductible, associated with these two actions was more than offset by revenue generated from the sale of product returned to IFT by the Dion Friedland entities at no cost to IFT which was then resold to other IFT distributors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2010, we granted 30,000 restricted shares of our common stock to an accredited investor. The transaction was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933 (“Rule 506”). We did not receive any proceeds from the grant of these securities.

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By:	/s/ Jonathan R. Burst	Date:	August 16, 2010
Jonathan R. Burst
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stuart D. Beath	Date:	August 16, 2010
Stuart D. Beath
Chief Financial Officer
(Principal Financial and Accounting Officer)