Form 10-Q
period 2010-09-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2010-11-15
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes  ☐     No  ☒

The number of shares outstanding of registrant's only class of stock as of November 11, 2010: Common stock, par value $0.01 per share – 101,322,284 shares outstanding.

Index

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$1,213,845	$1,828,024
Investments in certificates of deposit	-	1,000,000
Accounts receivable	90,489	2,440
Accrued interest receivable	158	8,210
Inventory	135,527	157,465
Prepaid expenses and other assets	20,435	28,681
Total Current Assets	1,460,454	3,024,820

Property and equipment
Machinery, equipment and office furniture	63,706	63,706
Accumulated depreciation	(61,136)	(57,690)
Net Property and Equipment	2,570	6,016

Goodwill	2,211,805	2,211,805

Total Assets	$3,674,829	$5,242,641

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$160,112	$193,074
Accrued compensation	36,496	14,144
Deferred revenue (Note 8)	2,998,242	2,998,242
Other accrued expenses (Note 5)	190,000	310,000
Total Current Liabilities	3,384,850	3,515,460

Deferrred income taxes (Note 10)	514,000	465,000
Total Liabilities	3,898,850	3,980,460

Commitments and contingencies

Stockholders' equity (deficit) (Notes 4 and 5)
Common stock, $0.01 par value; 150,000,000 authorized, 101,322,284 (net of 1,440,000 shares held in treasury) and 101,292,284 (net of 1,440,000 shares held in treasury) shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,027,623	1,027,323
Treasury stock (Notes 6 and 7)	(664,600)	(664,600)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	64,951,096	64,731,026
Accumulated deficit	(64,718,217)	(63,011,645)
Total Stockholders' Equity (Deficit)	(224,021)	1,262,181

Total Liabilities and Stockholders' Equity (Deficit)	$3,674,829	$5,242,641

See Notes to Financial Statements.

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenues	$5,301	$14,317	$229,392	$105,386

Operating expenses:
Cost of operations (exclusive of depreciation)	2,451	7,023	85,775	28,976
Selling, general and administrative expense (including non-cash stock-based compensation expense) (Note 4)	574,146	2,284,943	1,807,256	4,381,932
Depreciation	1,148	1,148	3,446	3,914
Total operating expenses	577,745	2,293,114	1,896,477	4,414,822

Net loss from operations	(572,444)	(2,278,797)	(1,667,085)	(4,309,436)

Interest income	952	8,513	9,513	12,673

Net loss before income taxes	$(571,492)	$(2,270,284)	$(1,657,572)	$(4,296,763)

Income tax provision (Note 10)	16,334	-	49,000	-

Net loss	$(587,826)	$(2,270,284)	$(1,706,572)	$(4,296,763)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted-average common shares outstanding, basic and diluted	102,762,284	101,256,284	102,743,383	99,224,409

See Notes to Financial Statements.

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2010
(Unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2009	102,732,284	$1,027,323	$(664,600)	$(819,923)	$64,731,026	$(63,011,645)	$1,262,181
Expense relating to non-cash stock-based compensation (Note 4)	-	-	-	-	211,370	-	211,370
Common shares issued for services (Note 4)	30,000	300	-	-	8,700	-	9,000
Net loss	-	-	-	-	-	(1,706,572)	(1,706,572)
Balance, September 30, 2010	102,762,284	$1,027,623	$(664,600)	$(819,923)	$64,951,096	$(64,718,217)	$(224,021)

See Notes to Financial Statements.

Index

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,706,572)	$(4,296,763)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,446	3,914
Non-cash stock-based compensation	220,370	2,556,440
Deferred income tax provision	49,000	-
Change in assets and liabilities:
Accounts receivable	(88,049)	(282,539)
Accrued interest receivable	8,052	-
Inventory	21,938	22,415
Prepaid expenses and other assets	8,246	1,112
Accounts payable	(32,962)	349,803
Accrued compensation	22,352	18,563
Deferred revenue	-	2,998,242
Other accrued expenses	(120,000)	-
Net cash (used in) provided by operating activities	(1,614,179)	1,371,187

Cash flows from investing activities:
Redemptions (purchases) of investment in certificates of deposit	1,000,000	(1,000,000)
Net cash provided by (used in) investing activities	1,000,000	(1,000,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	2,162,500
Purchase of treasury stock	-	(450,000)
Net cash provided by financing activities	-	1,712,500

Net (decrease) increase in cash and cash equivalents	(614,179)	2,083,687
Cash and cash equivalents, beginning	1,828,024	299,127
Cash and cash equivalents, ending	$1,213,845	$2,382,814

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year.  We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”).  We follow the same accounting policies in preparation of interim reports as we do in our annual reports.

Basic earnings per share are based upon the weighted-average number of common shares outstanding for the period.  Diluted earnings per share are based upon the weighted-average number of common and potentially dilutive common shares outstanding for the period.  Pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification subtopic (“ASC”) No. 260-10, Earnings per Share, no adjustment is made for diluted earnings per share purposes since we are reporting a net loss, and common stock equivalents would have an anti-dilutive effect.  As of September 30, 2010 and 2009, 21,548,920 and 34,825,555 shares, respectively, of common stock equivalents were excluded from the computation of diluted net loss per share since their effect would be anti-dilutive.

Note 2. Ability to Continue as a Going Concern

Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report included with the financial statements filed with our 2009 10-K, filed with the SEC on March 31, 2010, indicated substantial doubt that IFT could continue as a going concern. We have incurred significant losses since inception and currently have and previously from time to time have had limited funds with which to operate. Management is in the process of executing a strategy based upon marketing technologies that offer enhanced engine performance and greater fuel economy along with pollution control benefits. We have several technologies in the commercialization phase and in development. We have received necessary regulatory approval and commercial acceptance for our products currently in the commercialization phase. During the first quarter of 2002, we began selling our products directly to the commercial marketplace. We expect to increase our direct sales to the marketplace, eventually generating a level of revenues sufficient to meet our cash flow and earnings requirements. However, it is possible that this may take a few years or may never occur. While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, as a result of first quarter 2009 equity raise activities ($2,162,500), cash received for a prepaid sales purchase order during the first quarter of 2009 (net cash margin expected of approximately $1,500,000 if the order is filled), projected sales for 2010 and the first quarter of 2011 and a remaining equity commitment of $1,000,000 (entered into with a related party Board member of IFT and significant shareholder during 2008), we have adequate cash and cash equivalents balances and commitments to fund operations through at least the first quarter of 2011.  However, if we are unable to meet our projections and generate positive and sustainable operating cash flows by this time, we may need to raise additional capital to fund our future operations.

Index

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

Index

Recently Issued Accounting Pronouncements

ASC 605-25 - In October 2009, the FASB issued ASU No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, “Multiple-Element Arrangements.” The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting.  However, the updated guidance removes the 48 previous separation criteria that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance is effective for fiscal years beginning on or after June 15, 2010. We do not expect that the adoption of this guidance will have a material effect on our financial position, results of operations or cash flows.

Note 4 – Stock-based Compensation

Non-cash stock-based compensation expense recorded in the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Awards to employees/Directors	$-	$147,473	$178,201	$307,881
Awards to non-employees	-	420	9,000	486,857
Stock option modifications	6,443	1,581,302	33,169	1,581,302
Treasury stock purchases	-	-	-	180,400
Total non-cash stock-based compensation expense	$6,443	$1,729,195	$220,370	$2,556,440

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

No employee options were granted during the second and third quarters of 2010.

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

Index

In addition, during the third quarter of 2009, IFT modified the terms of 9,100,000 options that were previously granted and fully-vested to employees.  The modification of terms for these options extended expiration dates and reduced the exercise price to $0.48 from various exercise prices above that level.  The excess of the fair value of the modified awards immediately after the modification over the fair value of the original awards immediately before the modification resulted in $1,352,810 of non-cash stock-based compensation expense.

No options were granted to Directors for Director-related services in the first three quarters of 2010 or first quarter of 2009. During the second quarter of 2009, 200,000 options were granted to Directors for Director-related services.  Assumptions used to determine the average fair value of these awards ($0.26 per option) included an expected term of 4.75 years, a volatility rate of 107% and a risk free interest rate of 1.85%.

During the third quarter of 2009, 100,000 options were granted to a Director for Director-related services. Assumptions used to determine the average fair value of these awards ($0.12 per option) included an expected term of 5 years, a volatility rate of 105% and a risk free interest rate of 2.65%.

Non-employee awards

The value of options and warrants issued to non-employees upon the date of issuance is expensed over the related service periods.  For non-employee options that are not subject to a performance criterion, we recompute the value of the unvested options each quarter-end and adjust the related compensation expense for the new value. That new value is based on various assumptions using end-of-quarter information. For non-employee options subject to a performance criterion, of which we had 5,200 options outstanding as of September 30, 2010, expense is recognized when it becomes probable that the performance criterion will be met.

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

No stock options were granted to non-employee consultants for services during the second and third quarters of 2010.

During the third quarter of 2010, 104,000 stock options previously granted to a non-employee consultant for services expired.  These options had vested before expiration.

During the second quarter of 2010, a total of 7,592,000 stock options previously granted to non-employee consultants for services expired.  4,680,000 of these options had vested before expiration.  The remaining 2,912,000 options expired prior to vesting as certain vesting triggering events were not achieved.

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

Index

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

No options were granted to non-employee consultants for services during the third quarter of 2009.  However, in the third quarter of 2009, IFT modified the terms of 1,456,000 options that were previously granted and fully-vested to non-employee consultants.  The modification of terms for these options extended expiration dates and reduced the exercise price to $0.48 from various exercise prices above that level.  The excess of the fair value of the modified awards immediately after the modification over the fair value of the original awards immediately before the modification resulted in $228,492 of non-cash stock-based compensation expense.

Other

No shares of our common stock were sold or issued to employees or non-employees for services during the first and third quarters of 2010 and first three quarters of 2009. During the second quarter of 2010, we issued 30,000 shares of our common stock to non-employees for services.

During the first quarter of 2009, we received proceeds of $2,162,500 for the sale of 8,650,000 restricted shares of our common stock.  In connection with this equity raise, we issued warrants to purchase an additional 4,325,000 shares of our common stock at a price of $0.25 per share.  The warrants became immediately exercisable upon issuance and expire five years from the grant date.

During the second and third quarters of 2010, 225,758 and 930,714 warrants related to a 2005 equity issuance expired, respectively.

No stock options were exercised during the first three quarters of 2010 or 2009.

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent.  Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock.  The remaining $350,000 obligation was reflected as a current accrued expense. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.  Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations.  Since the second half of 2009, we have made payments totaling $160,000 to the prior Blencathia owner, reducing the related current accrued expense balance to $190,000 as of September 30, 2010.

Index

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

During the second quarter of 2008, IFT purchased 520,000 shares of its common stock from Mr. Demetriou for $250,000. We applied the cost method to account for this treasury stock transaction in our financial statements.  Because the amount paid by IFT was less than the fair market value of the stock on the date of purchase (the closing price of our stock was $0.79 on June 18, 2008, the date of purchase), the difference was recorded to additional paid-in capital as Mr. Demetriou was considered a holder of economic interest in IFT in accordance with ASC 718-10. During the first quarter of 2009, IFT repurchased the remaining 520,000 shares granted for the debt settlement for $250,000.  In conjunction with these transactions, IFT reimbursed Mr. Demetriou $56,000 in 2009 for accumulated loan and bank fees.

Note 7 - Equity Commitment from a Related Party

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of IFT and a holder of over 5% of our common stock. Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in IFT, at such time or times as we may request, in the form of a purchase or purchases of restricted common stock of IFT. IFT may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of shares of restricted common stock of IFT equal to the value of the investment then provided to IFT. The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on The OTC Bulletin Board on the date of the sale.  There is no stipulation regarding the duration of this commitment. During 2008, we received $200,000 from Mr. Carr for the sale of common stock.  We repurchased these shares from Mr. Carr during 2009, bringing the total available under this commitment back up to $1,000,000 as of September 30, 2010.  During 2009, we recognized $54,400 of non-cash stock-based compensation expense associated with this treasury stock repurchase, representing the excess of the payment over the fair value of the shares.

Note 8 – Deferred Revenue

On February 26, 2009, we received the first purchase order pursuant to a Memorandum of Understanding (“MOU”) with Libya Oil Holdings Limited, Tamoil, Libya Africa Investment Portfolio and VOS. Pursuant to the MOU, VOS paid for the purchase of 600 metric tons of DiesoLiFTTM 10 at a price of 6,000 Euros (approximately $7,600) per metric ton from IFT. We received cash proceeds of approximately $3 million from VOS in February 2009, net of the related selling expenses, for this purchase order and expect a net cash margin of approximately $1.5 million if the product is manufactured and delivered. We will recognize gross revenues of approximately $4.5 million after all of the DiesoLiFTTM 10 has been delivered. No such revenues have been recorded and we have had no communication with VOS in over thirteen months and believe they have ceased all activities on behalf of IFT.

Index

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

Note 10 – Income Taxes

We file income tax returns in various federal, state and local jurisdictions.  At September 30, 2010, and December 31, 2009, we had potential federal and state income tax benefits from net operating loss carry-forwards, which expire in various years through 2029.

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

No uncertain tax positions have been identified through September 30, 2010.  If we did identify any uncertain tax positions, any accrued interest related to unrecognized tax expenses and penalties would be recorded in income tax expense.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition, results of operations and cash flows of International Fuel Technology, Inc. (“IFT”) during the periods included in the accompanying financial statements.  This discussion should be read in conjunction with the financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”).

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

Index

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

Index

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

In summary, IFT has clearly demonstrated that it has two of the top performing fuel additive formulations in the world today, DiesoLiFTTM 10 and the DiesoLiFTTM BD-series. We have emerged from the research and development phase and are in the early stages of commercializing our technology. Through distribution partners, we have clients that are purchasing and using our products. The time consuming process of tests and trials in which we have been engaged has led to real commercial opportunities that are generating revenues for IFT.

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

We are in discussions with a number of additional U.K.-based and European-based rail operators regarding our progress with East Midlands Trains and expect many of them to begin using DiesoLiFTTM 10 in the first half of 2011.

Tide Water:  During the second quarter of 2010, Tide Water received a third delivery of DiesoLiFTTM 10. Tide Water repackages and resells the product to its customers in India. We expect Tide Water to continue to be a successful distribution partner and take consistent deliveries of DiesoLiFTTM10.

Grocery Store Chain:  A regional U.S.-based grocery chain operating a fleet of 100 distribution trucks recently completed their 44th consecutive month of using DiesoLiFTTM 10 in their entire fleet. This company has stated that use of DiesoLiFTTM 10 continues to provide significant savings on fuel costs, and in addition, since switching to ultra low sulfur diesel, significant annual savings on fuel injector costs.

Index

Swire Beverages:  During the first three quarters of 2010, Swire Beverages, a major Coca-Cola franchisee, has purchased DiesoLiFTTM 10 for use in selected distribution outlets in China. IFT expects additional distribution outlets in China to purchase DiesoLiFTTM 10, and expects the use of DiesoLiFTTM 10 in each distribution outlet to increase significantly in the future.

Results of Operations

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009

Revenues

Net revenue for the three months ended September 30, 2010 was $5,301, as compared to $14,317 for the three-month period ended September 30, 2009.  This decrease is primarily due to timing of recurring sales to end-user customers.

Sales revenue for the three months ended September 30, 2010 and 2009, respectively, was primarily due to sales to end-user customers.  Sales revenue generated during the three months ended September 30, 2010 and 2009, respectively, was primarily generated from the sale of DiesoLiFTTM 10.

Net revenue for the nine months ended September 30, 2010 was $229,392, as compared to $105,386 for the nine-month period ended September 30, 2009. Sales revenue in the first nine months of 2010 and 2009, respectively, was due to sales to distribution partners and end-user customers. Sales revenue generated during the first nine months of 2010 and 2009 was primarily generated from the sale of DiesoLiFTTM 10 and DiesoLiFTTM BD-3.

Operating Expenses

Total operating expense was $577,745 for the three months ended September 30, 2010, as compared to $2,293,114 for the three-month period ended September 30, 2009.  This $1,715,369 decrease from the prior period was primarily attributable to decreases in non-cash stock-based compensation expense and legal fees.  These decreases were partially offset by an increase in investor relations expense.  These fluctuations are more fully described below.

Total operating expense was $1,896,477 for the nine months ended September 30, 2010, as compared to $4,414,822 for the nine-month period ended September 30, 2009. This $2,518,345 decrease from the prior period was primarily attributable to decreases in non-cash stock-based compensation expense, legal fees and bank charges, partially offset by an increase in cost of operations (exclusive of depreciation) due to increased sales revenues. These fluctuations are more fully described below.

Cost of Operations (exclusive of depreciation)

Cost of operations (exclusive of depreciation) was $2,451 for the three months ended September 30, 2010, as compared to $7,023 for the three-month period ended September 30, 2009. This decrease was due to decreased sales for the three months ended September 30, 2010, compared to the three months ended September 30, 2009.

Index

Cost of operations (exclusive of depreciation) was $85,775 for the nine months ended September 30, 2010, as compared to $28,976 for the nine-month period ended September 30, 2009. This increase was due to increased sales in the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.

Our gross margin percentages for the three and nine months ended September 30, 2010 versus the three and nine months ended September 30, 2009 were favorably impacted by favorable re-purchases of existing DiesoLiFT™ 10 from a former distributor in the second quarter of 2010 and the first quarter of 2009.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2010 was $574,146 (including non-cash stock-based compensation of $6,443), as compared to $2,284,943 (including non-cash stock-based compensation of $1,729,195) for the three-month period ended September 30, 2009. This decrease of $1,710,797 was primarily attributable to the following activities:

•
a decrease in non-cash stock-based compensation expense ($1,722,752) primarily due to the third quarter of 2009 modification of terms to options previously granted and vested and the corresponding immediate expense recognition (approximately $1,581,000) and second quarter of 2009 option grants to employees and Directors that had no further expense recognition upon their June 30, 2010 vesting (approximately $81,000 of expense recorded during the third quarter of 2009);

•
a decrease in legal expense ($47,885) primarily due to litigation with a former distributor that began late during the third quarter of 2008 being settled during 2010 and with most of the fees charged during 2010 through the settlement date being covered by our insurance carrier; and

•	an increase in investor relations expense ($33,095) primarily due to an increased emphasis in investor relations activities during the third quarter of 2010.

Selling, general and administrative expense for the nine months ended September 30, 2010 was $1,807,256 (including non-cash stock-based compensation of $220,370), as compared to $4,381,932 (including non-cash stock-based compensation of $2,556,440) for the nine-month period ended September 30, 2009. This decrease of $2,574,676 was primarily attributable to the following activities:

•
a decrease in non-cash stock-based compensation expense ($2,336,070) primarily related to the immediate vesting and expense recognition associated with a third quarter of 2009 modification of terms to options previously granted (approximately $1,581,000), with certain employee (approximately $49,000) and non-employee (approximately $418,000) options granted in the nine months ended September 30, 2009 and treasury stock repurchases ($180,400) occurring during the nine months ended September 30, 2009;

•
a decrease in legal expense ($181,193) primarily due to litigation with a former distributor that began late during the third quarter of 2008 being settled during 2010 and with most of the fees charged during 2010 through the settlement date being covered by our insurance carrier; and

•	a decrease in bank fees ($54,847) primarily related to the first quarter 2009 prepaid cash receipt of a sales order from Vision Oil Services Ltd. (“VOS”).

Depreciation Expense

Depreciation expense was $1,148 for both the three months ended September 30, 2010 and September 30, 2009, respectively.

Index

Depreciation expense was $3,446 and $3,914 for the nine months ended September 30, 2010 and September 30, 2009, respectively. This decrease was primarily attributable to certain property and equipment becoming fully depreciated in the first quarter of 2009.

Interest Income

Interest income was $952 and $8,513 for the three months ended September 30, 2010 and September 30, 2009, respectively.

Interest income for the nine months ended September 30, 2010 was $9,513, as compared to $12,673 for the nine-month period ended September 30, 2009. The decrease in interest income is primarily attributable to first quarter 2009 equity raise activities and cash received from VOS related to a prepaid sales order for the sale of 600 metric tons of DiesoLiFTTM 10 being fully invested in securities late in the second quarter of 2009 and the investment balance gradually diminishing to fund ongoing operations.

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

Net Loss

Net loss for the three months ended September 30, 2010 was $587,826, as compared to $2,270,284 for the three months ended September 30, 2009.  The decrease in net loss was primarily due to decreases in non-cash stock-based compensation expense and legal fees and an increase in investor relations expense as described above.  The basic and diluted net loss per common share for the three months ended September 30, 2010 and 2009 was $(0.01) and $(0.02), respectively.

Net loss for the nine months ended September 30, 2010 was $1,706,572, as compared to $4,296,763 for the nine months ended September 30, 2009. The decrease in net loss was primarily due to decreases in non-cash stock-based compensation expense, legal fees and bank charges as described above. The basic and diluted net loss per common share for the nine months ended September 30, 2010 and 2009 was $(0.02) and $(0.04), respectively.

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

Index

Recently Issued Accounting Pronouncements

ASC 605-25 - In October 2009, the FASB issued ASU No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, “Multiple-Element Arrangements.” The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting. However, the updated guidance removes the 48 previous separation criteria that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance is effective for fiscal years beginning on or after June 15, 2010. We do not expect that the adoption of this guidance will have a material effect on our financial position, results of operations or cash flows.

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

Index

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

To test impairment, we use the market approach to determine the fair value of IFT.  Following this approach, the fair value of the business exceeded the carrying value of the business as of September 30, 2010.  As a result, no impairment of goodwill was recorded.

Deferred income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At September 30, 2010, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.

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

While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, as a result of first quarter 2009 equity raise activities ($2,162,500), cash received for a prepaid sales purchase order during the first quarter of 2009 (net cash margin expected of approximately $1,500,000 if the order is filled), projected sales for 2010 and the first quarter of 2011 and a remaining equity commitment of $1,000,000 (entered into with a related party Board member of IFT and significant shareholder during 2008), we have adequate cash and cash equivalents balances and commitments to fund operations through at least the first quarter of 2011.  However, if we are unable to meet our projections and generate positive and sustainable operating cash flows by this time, we may need to raise additional capital to fund our future operations.  Our current cash and cash equivalents balance plus our remaining committed funding of $1,000,000 is not sufficient to support the remaining 2010 operations if we manufacture inventory to fulfill the requirements of a 2009 prepaid sales order with VOS.

Cash used in operating activities was $(1,614,179) for the nine months ended September 30, 2010, compared to cash provided by operating activities of $1,371,187 for the nine months ended September 30, 2009. The decrease in cash flow from operating activities was due primarily to cash received from a prepaid sales order from VOS during the first quarter of 2009.  IFT would need to expend approximately $1,500,000 to manufacture inventory required to fulfill this sales order. We have had no communication with VOS in over thirteen months and believe they have ceased all activities on behalf of IFT.

Index

Cash provided by investing activities was $1,000,000 for the nine months ended September 30, 2010, compared to cash used in investing activities of $1,000,000 for the nine months ended September 30, 2009.  During the second quarter of 2009, we invested $3,200,000 ($3,000,000 of which had maturities greater than 90 days) of the proceeds received from earlier 2009 equity raise activities into a certificate of deposit program that is insured 100% by the Federal Deposit Insurance Corporation.  During the nine months ended September 30, 2010, we redeemed $1,450,000 of investments upon maturities. At September 30, 2010, $750,000 of certificates of deposit with maturities less than 90 days are classified on our balance sheet in cash and cash equivalents.

Cash provided by financing activities was $0 and $1,712,500, respectively, for the nine months ended September 30, 2010 and 2009.  The decrease in financing cash flow was due to first quarter 2009 equity raise activities that raised $2,162,500 upon the private placement of 8,650,000 restricted shares of our common stock to accredited investors.  During the nine months ended September 30, 2009, we also had treasury stock acquisitions of $450,000 related to the repurchases of shares previously owned by IFT Directors.

Net cash (decreased) increased by $(614,179) and $2,083,687 for the nine months ended September 30, 2010 and 2009, respectively.

During the nine months ended September 30, 2010 and September 30, 2009, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Working capital at September 30, 2010 was $(1,924,396), as compared to $(490,640) at December 31, 2009.  This decrease was primarily attributable to funding cash operating expenses for 2010.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of September 30, 2010.  Based on this evaluation, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting.  Therefore, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at September 30, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act.  Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control-Integrated Framework, we have identified a material weakness in our internal control over financial reporting.  As a result, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Index

During our 2009, 2008 and 2007 review of internal controls, management identified the following material weakness:  IFT has limited accounting personnel with sufficient expertise, accounting knowledge and training in generally accepted accounting principles and financial reporting requirements.  Specifically, IFT lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements.  This material weakness has not been corrected during the first three quarters of 2010.

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

During the fiscal quarter ended September 30, 2010, we were unable to further develop our financial statement closing and reporting practices to include additional levels of checks and balances in our procedures and a timely review.  The actions we plan to take are subject to continued management review supported by confirmation and testing, as well as Audit Committee oversight.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On October 2, 2008, Giant Trading, Inc., David R. Friedland, Magnum Select Fund, Ltd., Magnum Growth Fund, Brett Friedland, Lara and Andrew Block, Cherise Metz and Charles Stride (all of which are associates of Dion Friedland, a then-beneficial owner of 5% of IFT’s common stock) filed a lawsuit against us and certain of our Directors (Messrs. Burst, Carr and Demetriou) in the United States District Court, Southern District of Florida.

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

On February 6, 2009, we filed an action against Fuel Technologies Ltd, Mega Connections, Ltd., FT Marketing Ltd, and the AAA, Cause No. 09SL-CC00550, in the Circuit Court of the County of St. Louis, Missouri. In this action, IFT sought injunctive relief requiring the defendants to litigate the claims asserted before the AAA in the Circuit Court of St. Louis County, Missouri. On or about February 17, 2009, the Court entered an order transferring these claims out of arbitration and into the Circuit Court of the County of St. Louis. The claims initially filed before the AAA, but later removed to the Circuit Court by IFT, were that IFT breached various marketing and distribution agreements by misrepresenting the state of IFT’s product development. The plaintiffs then filed an amended petition adding Jonathan R. Burst and Rex Carr as additional defendants. The parties participated in a mediation conference on May 11, 2010 but were unsuccessful in settling this action at that time.  Subsequently, IFT, Burst and Carr filed a motion to dismiss this action but the case settled prior to a ruling on this motion.

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By:	/s/ Jonathan R. Burst	Date:	November 15, 2010
Jonathan R. Burst
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stuart D. Beath	Date:	November 15, 2010
Stuart D. Beath
Chief Financial Officer
(Principal Financial and Accounting Officer)