Form 10-K
period 2010-12-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2011-03-31
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-25367

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0357508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7777 Bonhomme Avenue, Suite 1920 St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(314) 727-3333

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $25,835,556.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  101,342,284 as of March 24, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTERNATIONAL FUEL TECHNOLOGY, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2010

PART I

FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this document that are based on management’s current reasonable expectations, estimates and projections.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed or implied in the forward-looking statements.  Such risks include, but are not limited to, risks relating to economic, competitive and other factors affecting our operations, markets, products and services and marketing and sales strategies, as well as the risks noted under the section in this report entitled “Risk Factors.”  We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Item 1.       Business

INTRODUCTION

International Fuel Technology, Inc. (“IFT” or the “Company”) was incorporated in Nevada on April 9, 1996 by a team of individuals who sought to address the challenges of reducing harmful emissions while at the same time improving the operating performance of internal combustion engines, especially with respect to fuel economy and engine cleanliness. After our incorporation, our initial focus was product research and development, but since late 2005 and early 2006, our efforts have been directed to commercializing our product slate, primarily DiesoLIFTTM, for use with diesel fuel and bio-diesel fuel blends, by focusing on marketing, sales and distribution efforts.

For information regarding revenues from external customers attributed to our domestic operations and to all foreign countries, see Note 1 to our financial statements for the fiscal year ended December 31, 2010.

At December 31, 2010, we had six full-time employees. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that our employee relations are good.

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

The manufacture of our products is outsourced to Multisol France (“Multisol”) and Air Products, Inc. pursuant to manufacturing and supply agreements (see “Manufacturing Partners”).

We have funded and completed several independent laboratory testing efforts conducted by various well-regarded laboratories in the United States, Canada, Europe, Brazil, South Africa, China and Thailand to confirm the efficacy of our technology.  We have completed customer-focused field demonstration testing, which has validated independent laboratory test results.  Additional field demonstration and various other laboratory testing efforts are currently underway to further our product commercialization efforts.

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

•
Microbial contamination: If small amounts of water are present in the fuel, and phase separation occurs, aerobic and anaerobic bacterial and fungal growths may occur in the aqueous phase. The co-solving effect of our additives prevents phase separation from occurring and eliminates the environment for microbial growth.  This curbs foaming and limits the formation of corrosive organic acids.  This also reduces the need for biocides to treat the fuel, which can be expensive and difficult to handle.

•
Corrosion inhibitors: Our fuel additives are natural corrosion inhibitors. When the additive surfactant molecules adsorb to the side of the fuel system, they provide a protective coating. Also, the ability to co-solve any free water in the fuel, and prevent phase separation, helps prevent any corrosion that may occur due to the aqueous phase.

•
Reduced maintenance: The combined effects of improved lubricity, detergency, water co-solvency, corrosion inhibition, and cleaner burn resulting from the use of our additive technology extend the service life of the engine and parts, while reducing maintenance costs.

•
Oxidation Stability: Our PerfoLIFT BD-series and AO-Series products are powerful antioxidants which provide superior oxidation stability to pure bio-diesel fuel and fuel blends containing bio-diesel, as well as pure hydrocarbon fuels.

•
Deposit Formation Control: Our PerfoLIFT BD-series and AO-Series products excel at stabilizing bio-diesels and fuel blends containing bio-diesel, as well as pure hydrocarbon fuels during long storage periods and at preventing deposit formation.

Research and development costs are expensed as incurred.  Research and development expense from services received from external vendors for 2010 and 2009 was $52,429 and $115,151, respectively.

INTELLECTUAL PROPERTY

We have been granted United States patent number 7,374,588 on our original additive formulation based on nitrogen donors.

We have also filed patent applications for a similar but upgraded formulation in the United States and three other countries.

We have also filed an international patent application, under the Patent Cooperation Treaty, covering our technology in certain foreign countries.

The patent obtained and these patent applications protect our technology in many countries.  Additional patent applications for extension of our technology are constantly evaluated as additional scientific, technical data and laboratory testing results become available.

INDEPENDENT DEMONSTRATION AND TESTING

There are two primary methods of product demonstration: laboratory bench tests and field trials. We utilize both demonstration methods to further develop the body of test data necessary to support marketing and sales efforts.  As IFT has matured, we have become aware of the importance of developing and managing specific testing protocols for field-based demonstrations and adhering to already developed, industry recognized testing standards when engaged in laboratory bench tests.  Numerous variables exist in any testing protocol and if not carefully managed, one change in one variable can skew test results.  To address this challenge, we use our best efforts to ensure standardized testing and demonstration evaluation protocols, both industry prescribed and custom developed, whenever laboratory or field-based demonstration is undertaken.  The use of these protocols allows us to: (i) effectively analyze and interpret test results; (ii) ensure testing is structured and conducted in a controlled way; (iii) ensure we will have full access to all testing results conducted by third parties; and (iv) assist our marketing and sales efforts through potential client recognition of and attention to results generated from industry adopted testing protocols.

In addition to extensive field-based customer demonstrations completed or under way, we have funded extensive laboratory bench testing at numerous well-known independent testing laboratories, including:

•	mi Technology, United Kingdom;
•	Southwest Research Institute, United States;
•	Forest Engineering Research Institute of Canada – FERIC;
•	Motive Power, United States;
•	Gerotek, South Africa;
•	Prodrive Ltd, United Kingdom;
•	BfB Laboratories, Belgium;
•	National Institute of Technology – INT, Brazil;
•	Technological Institute for Development - LacTec, Brazil;
•	MTEC, Thailand; and
•	Tsinghua University, China.

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

PerfoLIFT BD-Series  The PerfoLIFT BD-Series is a unique formulation developed for the stabilization of bio-diesel bases of various origins and corresponding bio-diesel fuel blends (B5, B-10, B-20, etc.). The PerfoLIFT BD-Series provides protection against premature and developing oxidation and can be utilized for storage stability and deposit control.  Likewise, the PerfoLIFT AO-Series provides similar protection to pure hydrocarbon fuels and blends.

DiesoLIFTTMEM-1 DiesoLIFTTM  EM-1 is engineered to deliver the same improved lubricity, co-solvency of water, cleaning of fuel systems, improved fuel economy and environmental benefits of DiesoLIFTTM 10.  However, DiesoLIFTTM EM-1 also provides oxidation stability and deposit control benefits to bio-diesel and bio-diesel fuel blends.

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

MANUFACTURING PARTNERS

In 2001, we signed a manufacturing agreement with Tomah, a specialty chemical manufacturer.  The agreement covers existing and to-be-developed fuel performance enhancement additive products utilizing our technology. The agreement allows us to consider sourcing the supply of our products from others, but allows Tomah the right of first refusal to meet the terms of other supplier proposals.   If Tomah elects not to meet the third party terms, we then have the right to contract with the third party for the manufacture and supply of our products. The agreement also provides for Tomah and us to cooperate and work together to optimize the effectiveness of and reduce the manufacturing and supply costs of the additive product formulations, as well as collaborate on product research and development activities.  The agreement has a fifteen-year term.

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

In addition, in July 2008 we signed a manufacturing agreement and a marketing and distribution agreement with Multisol. Multisol is part of the Multisol Group, a prominent international chemical, additives and lubricants manufacturer and distributor with operations in Europe, the Middle East and Africa. The manufacturing agreement covers existing and to-be-developed fuel performance enhancement additive products utilizing our technology. The agreement also provides for Multisol and us to cooperate and work together to optimize the effectiveness of and reduce the manufacturing and supply costs of the additive product formulations, as well as collaborate on product research and development activities.  The manufacturing agreement has a fifteen-year term. Either party may terminate the manufacturing agreement by providing the other party advance notice at least one hundred eighty days before desired termination date.  The marketing and distribution agreement has a term ending December 31, 2012 and can be terminated by either party with cause after providing at least ninety days notice of termination.

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

Another example is the regulation passed applicable to the European Union (“EU”) regarding the use of bio-fuels (bio-diesel and ethanol).  The EU is supporting bio-fuels with the aim of reducing “green house gas” emissions, boosting the de-carbonization of transport fuels, diversifying fuel supply sources, offering new income opportunities in rural areas and developing long-term replacements for fossil fuel. In May 2003, the European Parliament and the Council adopted the “Directive on the promotion of the use of bio-fuels or other renewable fuels for transport.” This Directive aims at promoting the use of bio-fuels or other renewable fuels to replace diesel or petrol for transport purposes, with a view to contribute to objectives such as improving the security of energy supply, reducing “green house gas” emissions and creating new opportunities for sustainable rural development. The Directive requires member states to ensure that a minimum proportion of bio-fuels and other renewable fuels for transport are placed on the market and, to that effect, set indicative targets as a percent of energy content of the fossil fuels replaced. Reference values for these targets are: 2% for the end of 2005 and 5.75% for the end of 2010, on the basis of energy content of all petrol and diesel for transport purposes.  Member states may deviate from the reference values but if they do, they should report their motivations for the deviation to the Commission.

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

The primary market for IFT is fuel economy improvement.  Although many companies make claims regarding the ability of their respective products to improve fuel economy, we are not aware of any fuel additive formulation that has consistently demonstrated the ability to achieve the fuel economy improvement demonstrated by IFT products in independent laboratory testing and field-based demonstrations.  The potential market for IFT products is virtually every gallon of diesel fuel, bio-diesel fuel blend, gasoline and kerosene consumed in the world today.

The breadth of existing technologies making claims to have solved engine emissions problems runs the gamut from alternative fueled vehicles (e.g. electric cars, fuel cell vehicles, etc.) to engine magnets.  Despite the vast amount of research that has been performed with the intention of solving emissions problems, no single technology has yet to gain widespread acceptance from both the public (regulatory) and private sectors.  The United States government and the governments of other countries have tried using economic incentives and tax breaks to promote the development of a variety of emissions reduction technologies.  However the base cost of many of these incentives coupled with issues such as lack of appropriate infrastructure (e.g., compressed natural gas storage and delivery systems) and technical limitations (e.g., keeping alternative fuels emulsified, significant loss of power and fuel economy with present alternative fuels), currently makes market acceptance of many technologies not economically feasible over the long term.

Given these limitations, it is unlikely that the global marketplace will accept just one technology, or a limited number of technologies to solve the harmful engine emissions problem. We believe the “natural selection” expected to take place over the coming decade for new technologies may evolve on a market-by-market basis and will be largely dependent upon local regulatory conditions.  Signs of the changing emissions regulatory environment can be seen in:

•	EU, where the bio-fuels directive imposes a minimum of 5.75% bio-fuel content in 2010 (bio-diesel and bio-ethanol) on the basis of energy content of all gasoline and diesel for transport purposes;
•	EU, where several countries, including the United Kingdom, France and Italy have enacted legislation providing tax breaks to companies that use fuel emulsions blending diesel and water;
•
United States, where legislation has been enacted in Texas granting tax incentives to diesel – water-based emulsions and in California, where low-sulfur diesel is being phased in and agricultural lobbies are promoting the use of alternative fuels such as bio-diesel and ethanol;

•
China, where the central government has supported fuel ethanol development in certain provinces which have responded by building and operating ethanol distilleries, including the largest corn-derived ethanol distillery in the world in Jilin province; and

•
Brazil, with a long history of fuel ethanol, where regulations require a fuel blend with up to 25% ethanol; and where flex fuel vehicles capable of using any blend of hydrous ethanol and the ethanol-containing gasoline are the top sellers in the market.  Also, the fully-implemented national bio-diesel program requires blends increasing from 5% (and upwards in years to come) of bio-diesel in diesel.

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

We market our products within identified targeted markets and industry segments.  The marketing efforts focus on those companies within the preferred industry segments that will benefit the most from usage of our products.  These efforts are supplemented by sharing test data with targeted companies in order to generate industry interest in our products.  Marketing efforts include sponsorship of field-based demonstration trials, communication through trade media with messages directed at both technical and non-technical business professionals emphasizing fuel performance enhancement through technical innovation, fuel efficiency, maintenance cost savings, improved air quality and “no harm” to engine or environment evidence.  Communication openness, transparency and willingness to share trial and testing data are the keys to the engagement process.

We have assembled a marketing and technology team of experienced industry professionals to pursue commercial opportunities for our fuel additive technology. We believe significant gains are being achieved in product exposure to the targeted markets and industry segments.

We believe an expeditious means of achieving product awareness and market acceptance is through field engagements with strategic commercial users of motor fuels. We are always seeking companies recognized as leaders in their industry to try our products in a field-based demonstration trial setting.  Formal field-based demonstration trials have been completed with several such companies and the efficacy of our technology has been validated.  Additional field-based demonstration trials are currently underway, or have been committed to, which upon completion should lead to additional commercial opportunities.

Commercial Update

Our primary commercial goal continues to be the bulk sale (by the ton) of DiesoLIFTTM 10 and the PerfoLIFT BD-Series to major end-users of diesel fuel and bio-diesel fuel blends, including: railroads; stationary power generation operators; centrally-fueled truck/bus fleets; and marine vessel operators.  Our primary strategy to achieve this goal is to outsource marketing and distribution by partnering with prominent fuel additive distribution companies and oil companies with existing customers and distribution channels.

IFT has emerged from the research and development phase and is in the early stages of commercializing its technology. Through distribution partners, IFT has clients that are purchasing and using DiesoLIFTTM 10, the PerfoLIFT BD-Series, GasoLIFTTM, DiesoLIFTTM EM-1 and KeroLIFTTM.  IFT products are marketed to end-users either relabeled or under IFT brand names.

Railroads

The Association of Train Operating Companies in the United Kingdom (“ATOC”) and the Rail Safety and Standards Board (“RSSB”) under the independent management of world-renowned railroad consultant Interfleet Technology (“Interfleet”) has been evaluating IFT’s DiesoLIFTTM 10 fuel additive since 2005.  Four rounds of extensive laboratory testing, using strict industry protocol, clearly demonstrated that use of DiesoLIFTTM 10 not only improves fuel economy but also, and as important, has a measured effect improving engine performance and reducing carbon particulates.  In two of the laboratory tests, improvements in fuel economy of 6.9% and 5.9% were achieved. In three of the laboratory tests, a power increase ranging from 2%-3.5% was achieved.

Subsequently, a number of field-based demonstration trials with ATOC members have demonstrated that use of DiesoLIFTTM 10 significantly improves fuel economy.  As part of the ATOC field evaluation, one ATOC member ran two extensive field-based demonstrations utilizing its entire fleet of light rail engines (approximately 90 units).  In both cases, use of DiesoLIFTTM 10 demonstrated an approximate 4% improvement in fuel economy.

Commercial discussions with numerous ATOC members have been ongoing and one operator has already placed an order for DiesoLIFTTM 10.  We expect numerous other ATOC members to place orders and begin using DiesoLIFTTM 10 throughout 2011.

In addition, due to our progress and success with ATOC, we are in discussions with numerous European rail operators and expect to begin formal field-based demonstrations with these operators throughout 2011.  We are also in the evaluation process with one of the largest rail operators in Brazil.

Distribution Partners

•
Multisol: We signed a manufacturing, marketing and distribution agreement with Multisol in July 2008 providing Multisol with distribution rights to market and sell IFT’s products in France, Spain, Portugal and Belgium. Multisol is selling our additive formulations to numerous accounts, including prominent fuel additive companies who are re-packaging the formulations for resale into retail markets.

•
Nordmann Rassmann (“Nordmann”): We signed a marketing and distribution agreement with Nordmann in August 2008 providing Nordmann with the right to market and sell IFT’s products in Germany, Austria, Switzerland, Sweden, Norway, Finland, Denmark, Poland, The Czech Republic, Slovakia, Slovenia, Hungary, Serbia, Romania and Bulgaria. Nordmann has introduced our products to numerous customers and made sales of PerfoLIFT BD-Series in 2010.

•
Caldic U.K. (“Caldic”): We signed a marketing and distribution agreement with Caldic in May 2008 providing Caldic with distribution rights to IFT’s products in the United Kingdom. Caldic has introduced our products to numerous end-user customers and is currently in the process of running field-based demonstration trials with selected end-users.

•
Tide Water Oil Co. India Ltd (“Tidewater”): Headquartered in India, Tidewater is a prominent manufacturer and distributor of additives and lubricants to the automotive and industrial markets.  Tidewater purchases and then re-packages DiesoLIFTTM 10 for sale into these targeted markets in India: power generation set users; tractor operators; the agricultural industry; and retail distribution markets. Tidewater has made several purchases of DiesoLIFTTM 10 in 2010.

•
Nulon India (“Nulon”): We signed a marketing and distribution with Nulon in March 2007 providing Nulon with the right to market and sell IFT’s products in India. Nulon has conducted numerous field-based demonstration trials with DiesoLIFTTM 10, realizing positive results.  Nulon had limited success selling our products in 2010 but expects volumes to increase in 2011.

PerfoLIFT BD-Series

Extensive research, development, product validation testing and “no harm” testing has been completed. The PerfoLIFT BD-Series has clearly demonstrated that it is a top performing technology in the market.  The product was certified in Europe by AGQM, the German Agency for Quality of Bio-diesel, as one of the few authorized antioxidants to be used in bio-diesel after production. The product has already been approved for use by a number of bio-diesel producers around the world. IFT distribution partners have begun to market and sell the product in their respective territories.

In Europe, the worldwide economic downturn has negatively impacted the rapid increase in production and end-user demand for bio-diesel, and therefore, the demand for new age antioxidant products like PerfoLIFT BD-Series.  We believe the proliferation of bio-diesel in Europe will continue to progress during 2011 and, through our distribution partner network, most notably Nordmann, we are well-positioned to capitalize on current demand and the imminent increase in demand.

United States Progress

Multiple fleets with over the road tractors and fleets of heavy-duty equipment have been purchasing and using DiesoLIFTTM 10 for many years. For example, a large regional supermarket chain has been using DiesoLIFTTM 10 in their entire fleet of road tractor-trailers for over four years and a regional construction and aggregate company has been using DiesoLIFTTM 10 in their fleet of heavy-duty off road equipment for approximately two years.

Other Opportunities

Efforts to improve the performance of IFT fuel additive formulations are ongoing. IFT has partnered with prominent independent test laboratories, chemical companies, fuel additive distribution companies and oil companies to further the development of and enhance the performance of its products on a stand-alone basis, or as part of a fuel additive package.

Summary

We believe IFT has two of the top performing fuel additive technologies in the world today, DiesoLIFTTM 10 and the PerfoLIFT BD-series, that target markets where consumption is massive and growing and environmental concerns and pressures to reduce harmful emissions are real. A number of end-users and distribution partners are buying our products. In addition, the time consuming process of tests and trials has generated opportunities that should produce additional revenue streams in 2011.

Available Information

Our website is www.internationalfuel.com.  We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

Item 1A.       Risk Factors

Because we have transitioned from a development stage to a commercialization phase for our products with a new technology and little market and sales visibility, we may not be able to create market demand for our products.

We are currently engaged in extensive marketing and sales efforts, including additional laboratory testing and customer field-based demonstration trials to generate purchasing interest in our products.  We have only a limited marketing history. There is a substantial risk of failure associated with development stage businesses attempting to make the transition to self-sustaining commercial entities because of the lack of established customer relationships and knowledge and acceptance of the new products being marketed.  We have experienced in the past, are continuing to experience, and may experience in the future, some of the problems, delays and expenses associated with this transition, many of which are beyond our control, including but not limited to those depicted below:

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

Since our inception we have incurred significant net losses.  We reported net losses of $2,214,494 and $5,366,774 for the twelve months ended December 31, 2010 and December 31, 2009, respectively. Our accumulated deficit as of December 31, 2010 was $65,226,139.  We expect to continue to incur net losses in the near to mid-term future. The magnitude of these losses will depend, in large part, on our ability to realize product sales revenue from the marketing and sale of our products.  To date, we have not had any material operating revenue from the sale of our products and there can be no assurance we will be able generate material revenues. Our ability to generate revenues will be dependent upon, among other things, being able to (1) overcome negative connotations on the part of industrial fuel consumers regarding fuel additives in general; (2) convince potential customers of the efficacy and economic and environmental benefits of our products; and (3) generate the acceptance of our technology and products by potential customers and thereby create the opportunity to sell our products at a sufficient profit margin. Because we do not yet have a material, recurring revenue stream resulting from the sale of our products, there can be no assurance that we will be successful in these efforts.  Should we achieve profitability, there is no assurance we can maintain, or increase, our level of profitability in the future.

Our independent registered public accounting firm has doubt as to our ability to continue as a going concern.

As a result of our losses to date, potential losses in the future, current limited capital resources and accumulated deficit, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and accordingly, has modified their report on our December 31, 2010 financial statements included in this annual report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our continuation is dependent upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. We anticipate that we will continue to incur significant losses at least until successful commercialization of one or more of our products, and we may never operate profitably in the future.

We have identified a material weakness in our internal control over financial reporting and as such, a material misstatement of the annual or interim financial statements may not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting in 2009 and 2010.  The material weakness relates to the fact that IFT has limited accounting personnel with sufficient expertise, accounting knowledge and training in United States generally accepted accounting principles (“GAAP”) and financial reporting requirements.  Specifically, IFT lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements.  This material weakness was not corrected during 2010.  See Item 9A, “Controls and Procedures” for additional information. We cannot be assured that additional material weaknesses, significant deficiencies and control deficiencies in our internal control over financial reporting will not be identified in the future.  If we fail to achieve and maintain effective controls and procedures for financial reporting, we may be unable to provide timely and accurate financial information. This may cause investors to lose confidence in our reported financial information. This may also have an adverse effect on the trading price of our common stock, give rise to an investigation by the SEC, and possible civil or criminal sanctions. Additionally, ineffective internal control over financial reporting could place us at increased risk of fraud or misuse of corporate assets.

We have only a limited product sales history upon which to base any projection of the likelihood we will prove successful; therefore, we may not achieve profitable operations, or even generate meaningful operating revenues.

Our fuel performance enhancing technology is a relatively new approach to increasing fuel performance in internal combustion engines and, therefore, may never prove commercially viable on a wide-scale basis. It is possible that we may not be able to reproduce, on a sustainable basis, the preliminary performance results achieved in certain of our research and development and field-based demonstration trial efforts.

We are not certain how many laboratory and customer field-based demonstration trial test programs will be necessary to demonstrate to potential customers sufficient fuel economy and other economic and environmental benefit from our products, nor is there any assurance that such test programs, even if positive results are observed, will convince potential customers of the efficacy of our products leading to subsequent sales orders.  The success of any given product in the marketplace is dependent upon many factors, with one of the most important factors being the ability to demonstrate a sustainable and meaningful economic benefit to product end-users. If our products are unable to provide this sustainable economic benefit, or potential customers do not recognize these economic benefits, our business could fail.

If projected sales and revenues do not materialize as planned, we will require additional financing to continue operations.

Based on our current cash position and a remaining $1,000,000 equity commitment from one of our Directors, we believe we have sufficient funds available to provide resources for our operations through at least September 2011.  However, failure to achieve significant, sustained sales and revenues by the end of this period would require us to obtain additional financing.  Our budget for the next twelve months emphasizes continued field and laboratory testing and customer support marketing of our products.   Cash requirements during the next twelve-month period are expected to average approximately $180,000 per month, plus potentially approximately $1,500,000 to fulfill a 2009 prepaid sales order from Vision Oil Services Ltd (“VOS”), who has not requested delivery of the product.  However, we have not had any communication with VOS in over eighteen (18) months and believe they have ceased all activities on behalf of IFT.   In addition, unexpected changes may occur in our current operations that could exhaust available cash resources sooner than anticipated. If anticipated product sales do not materialize, or are significantly less than anticipated, we may need to raise additional funds to continue operations. If this future financing is not available, our business may fail. We currently have no other firm commitments from third parties to provide any additional financing. Consequently, we cannot assure investors that additional financing, if necessary, will be available to us on acceptable terms, or at all.

Global economic conditions have created turmoil in the credit and general industrial markets that could have a significant adverse impact on our operations.

During 2008 and 2009, United States and worldwide economic conditions resulted in an extraordinary tightening of credit markets, coupled with higher interest rates.  These economic conditions were characterized as a global economic crisis that was marked by dramatic shifts in market conditions and government responses, and resulted in unprecedented intervention in financial institutions and markets by governments throughout the world.  The adverse economic conditions spread to markets other than the financial and credit markets, including the industrial and labor markets.

Our financial performance depends on varying conditions in the markets we are trying to penetrate, particularly the general industrial markets.  Demand in these markets fluctuates in response to overall economic conditions.  A weakened economy may result in decreased demand for our products, and economic uncertainties may cause our customers or prospective customers to continue to defer or reduce spending on the products we provide, which could reduce future earnings and cash flow.

Furthermore, adverse economic conditions or economic uncertainty may cause some of our customers or vendors to reduce or discontinue operations, which may adversely affect our operations.  If, as a result of adverse economic conditions, any of our customers enter bankruptcy or liquidate their operations, our revenues and accounts receivable could be materially adversely affected.

We are dependent on third parties for the distribution of our products outside North America and they may experience the same delays, customer acceptance problems or other product commercialization issues we have experienced, which could negatively impact our commercialization efforts in these regions.

We have entered into distribution and sales agency agreements with certain third parties to help us achieve rapid customer trialing and acceptance of our products, and to oversee certain elements of our field-demonstration testing program.  If these third parties elect to discontinue their efforts, we may not be able to commercialize our products in a timely manner, or to commercialize them at all.

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

As we currently purchase all of our product supply requirements from outside sources and have no in-house product manufacturing capability, any business complications arising with either our suppliers or with our relationships with our suppliers could create adverse consequences with our product supply chain.

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

Item 1B.      Unresolved Staff Comments

 Not applicable.

Item 2.         Properties

We maintain our administrative offices at 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105.  On January 1, 2002, we entered into a five-year lease agreement for office space and administrative services of $4,249 per month for approximately 2,100 square feet.   On July 21, 2006, this lease agreement was extended an additional five years through December 31, 2011.  The new base rent beginning January 1, 2009 was $3,907 per month and increased annually to $4,082 per month beginning January 1, 2011.

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

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and IFT participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter.  Informal discussions are ongoing.  It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on IFT.  Since 2009, IFT has made payments to TPG totaling $160,000 to reduce the recorded liability.

Item 4.         (Removed and Reserved)

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board system under the symbol “IFUE.OB.”  The table below shows the range of high and low bid prices on a quarterly basis for the two most recently completed fiscal years.  The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2010		2009
	High	Low	High	Low
First Quarter	$0.19	$0.10	$0.34	$0.16
Second Quarter	$0.32	$0.10	$0.34	$0.17
Third Quarter	$0.30	$0.17	$0.25	$0.15
Fourth Quarter	$0.30	$0.10	$0.23	$0.15

As of the close of business on March 24, 2011, the last reported sales price per share of our common stock was $0.13.  As of March 24, 2011, we estimate there were 1,663 record holders of our common stock.  Such number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include such bank, brokerage houses and clearing companies.

We have not declared or paid a cash dividend to shareholders. The Board of Directors presently intends to retain any future earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future.

Item 6.         Selected Financial Data

Not applicable.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying financial statements.  This discussion should be read in conjunction with the financial statements and notes included elsewhere in this annual report on Form 10-K.

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

Results of Operations

Comparison of the Twelve Months Ended December 31, 2010 and the Twelve Months Ended December 31, 2009

Revenues

Net revenue for the twelve months ended December 31, 2010 was $298,366, as compared to $184,851 for the twelve-month period ended December 31, 2009.  This increase in net revenue was primarily due to increased sales volume from our distributor network ($91,643) and increased sales volume to end-user customers ($21,871).  Sales revenue for 2010 was split between sales to our distributor network (75% of sales revenue) and end-user customers (25% of sales revenue).

Sales revenue generated during 2010 and 2009 resulted primarily from the sale of DiesoLIFTTM 10.

Operating Expenses

Total operating expense was $2,454,834 for the twelve months ended December 31, 2010 (including non-cash stock-based compensation expense of $260,348), as compared to $5,105,516 for the twelve-month period ended December 31, 2009 (including non-cash stock-based compensation expense of $2,667,125).  This represents a $2,650,682 decrease from the prior period, and was primarily attributable to a decrease in non-cash stock-based compensation expense and other selling, general and administrative expense, partially offset by an increase in cost of operations.  These fluctuations are more fully described below.

Selling, General and Administrative Expense

Selling, general and administrative expense for the twelve months ended December 31, 2010 was $2,312,396 (including non-cash stock-based compensation expense of $260,348), as compared to $5,035,115 (including non-cash stock-based compensation of $2,667,125) for the twelve-month period ended December 31, 2009, representing a $2,722,719 decrease from the prior period.

The non-cash stock-based compensation expense decrease of $2,406,777 between 2010 and 2009 was primarily due to:

(1)	a decrease of $1,516,581 due to less expense recorded related to the modification of terms to options previously granted;
(2)	a decrease of $409,444 recorded in 2010 versus 2009 for newly issued (within the applicable reporting period) non-cash stock-based compensation with immediate vesting to non-employees;
(3)
a decrease of $132,951 recorded in 2010 versus 2009 primarily due to the mid-year 2010 vesting of certain options granted to employees/directors in 2009 and less new option grants to employees/directors with immediate vesting in 2010 as compared to 2009; and

(4)	a decrease of $180,400 due to treasury stock repurchases made during 2009 at prices in excess of the then-market price.

The $315,942 decrease in other selling, general and administrative expense was primarily due to:

(1)
a decrease of $215,415 in legal expense primarily due to the 2010 litigation settlement with a former distributor and the related 2010 legal fees mostly being covered by our D&O insurance once the deductible level was achieved; reduced intellectual property protection efforts and initiatives in 2010 compared to 2009, as we had no intellectual property litigation during 2010 and reduced our protection efforts for certain intellectual property items during 2010; and less SEC legal fees since we did not have equity raise and stock dividend issuance external legal reviews in 2010, like we did during 2009;

(2)
a decrease of $79,772 in consulting expense due to a one-time reimbursement payment to a former consultant during 2009 and less commercialization assistance from consultants in 2010 as compared to 2009; and

(3)	a decrease of $62,721 in research and development expense primarily due to less United Kingdom rail support testing in 2010 as compared to 2009.

Depreciation

Depreciation was $4,594 for the twelve months ended December 31, 2010, as compared to $5,062 for the twelve months ended December 31, 2009.  Depreciation has been relatively small since our intellectual property became fully amortized during 2007.

Interest Income (Expense)

Net interest income for the twelve months ended December 31, 2010 was $9,157, compared to $18,891 for the twelve-month period ended December 31, 2009.  The change in net interest income is primarily attributable to a decrease in invested funds during 2010 as compared to 2009, as 2009 equity raise proceeds were used to fund ongoing operations.

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

Net Loss

Net loss for the twelve months ended December 31, 2010 was $2,214,494, as compared to $5,366,774 for the twelve months ended December 31, 2009.  The decrease in net loss was primarily due to decreases in non-cash stock-based compensation expense, other selling, general and administrative (as described above) and income tax expense of $397,817.  This was partially offset by an increase in cost of operations.  The basic and diluted net loss per common share for the twelve months ended December 31, 2010 and 2009 was $(0.02) and $(0.05), respectively.

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

ASC 815—In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives” to address questions that have been raised in practice about the intended breadth of the embedded credit derivative scope exception in paragraphs 815-15-15-8 through 815-15-15-9 of ASC 815, “Derivatives and Hedging.”  The amended guidance clarifies that the scope exception applies to contracts that contain an embedded credit derivative that is only in the form of subordination of one financial instrument to another. This guidance became effective for us on July 1, 2010.  The adoption of this guidance did not have a material effect on our financial position, results of operations or cash flows.

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

ASC 350—In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units With Zero or Negative Carrying Amounts” to modify step one of the goodwill impairment test for entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing step one of the goodwill impairment test is zero or negative.  For those entities which have one or more reporting units, the entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The ASU is effective for impairment tests performed during an entity’s fiscal years (and interim periods within those years) that begin after December 15, 2010.  We are currently evaluating the impact the adoption of this guidance could have on our financial position, results of operations or cash flows.

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

Factors we consider important, which could trigger an impairment review, include the following:

1.	Significant under-performance relative to expected historical or projected future operating results;
2.	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
3.	Significant negative industry or economic trends;
4. 5.	Significant decline in our stock price for a sustained period; and Our market capitalization relative to net book value.

To test impairment, we use the market approach to determine the fair value of the Company.  Following this approach, the fair value of the business exceeded the carrying value of the business as of December 31, 2010 by $24,300,000.  As a result, no impairment of goodwill was recorded.

Deferred income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2010, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.

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

In its March 31, 2011 report, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, based on our current cash position, projected sales during 2011 and a remaining equity commitment of $1,000,000 (entered into with a related party Board member of IFT and significant shareholder during 2008), we have adequate cash and cash equivalents balances and commitments to fund operations through at least September 2011.  However, if we are unable to meet our projections and generate positive and sustainable operating cash flows by this time, we may need to raise additional capital to fund our future operations.

Cash used in operating activities was $2,076,113 for the twelve months ended December 31, 2010, compared to cash provided by operating activities of $816,397 for the twelve months ended December 31, 2009. The decrease in cash flow from operating activities was due primarily to cash received from a prepaid sales order from VOS during the first quarter of 2009.  IFT would need to expend approximately $1,500,000 to manufacture inventory required to fulfill this sales order. We have had no communication with VOS in over eighteen (18) months and believe they have ceased all activities on behalf of IFT.

Cash provided by investing activities was $1,000,000 for the twelve months ended December 31, 2010, as compared to cash used in investing activities of $1,000,000 for the twelve months ended December 31, 2009. During 2010, we redeemed $1,000,000 of investments previously made during the second quarter of 2009.  During the second quarter of 2009, we invested $3,200,000 ($3,000,000 of which had maturities greater than 90 days) of the proceeds received from earlier 2009 equity raise activities into a certificate of deposit program that was insured 100% by the FDIC.  We redeemed $2,200,000 ($2,000,000 of which had maturities greater than 90 days) of investments upon maturities during 2009. At December 31, 2010, we did not have any certificates of deposit with maturities less than 90 days classified on our balance sheet in cash and cash equivalents, nor did we have any investments in certificates of deposit having maturities greater than 90 days.

Cash provided by financing activities was $0 for the twelve months ended December 31, 2010, as compared to $1,712,500 for the twelve months ended December 31, 2009.  We did not have any equity raise activities during the twelve months ended December 31, 2010.  During 2009, we raised $2,162,500 upon the private placement of 8,650,000 restricted shares of our common stock to accredited investors.  During 2009, we also had treasury stock acquisitions of $450,000, related to the repurchases of shares previously owned by IFT Directors.

Net cash decreased by $1,076,113 for the twelve months ended December 31, 2010, as compared to an increase in net cash of $1,528,897 for the twelve months ended December 31, 2009.

During the twelve months ended December 31, 2010 and December 31, 2009, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Working capital at December 31, 2010 was $(2,374,859), as compared to $(490,640) at December 31, 2009.  This decrease was primarily attributable to funding cash operating expenses for 2010. The negative working capital amount for 2010 is strongly impacted by the approximate $3 million deferred revenue liability recorded on our balance sheet at December 31, 2010.

On January 20, 2009, our Board of Directors declared a restricted stock dividend to shareholders of record at the close of business on February 4, 2009 (the “Record Date”) in the amount of 1 restricted share for every 25 common shares owned.  The distribution date was February 10, 2009. The restricted stock dividend is subject to resale conditions pursuant to Rule 144 of the Exchange Act.  This stock dividend has been retroactively reflected in our financial statements and notes to the financial statements.

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent.  Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock.  Since 2009, we have made payments to the prior Blencathia owner in the aggregate of $160,000 reducing this obligation.  The remaining $190,000 obligation has been reflected as a current accrued expense.  We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.  Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations.

Item 8.         Financial Statements and Supplementary Data

Financial statements specified by this Item, together with the report relating thereto of BDO USA, LLP, are presented following Item 15 of this report.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the  Exchange Act) as of December 31, 2010.  Based on this evaluation, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting.  Therefore, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act.  Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control-Integrated Framework, we have identified a material weakness in our internal control over financial reporting.  As a result, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During our 2009 and 2008 reviews of internal controls, management identified the following material weakness:  IFT has limited accounting personnel with sufficient expertise, accounting knowledge and training in United States GAAP financial reporting requirements.  Specifically, IFT lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements.  This material weakness was not corrected during 2010.

This control deficiency resulted in recorded material adjustments to the financial statements for non-cash stock-based compensation and also resulted in adjustments to financial statement presentation in both 2008 and 2009.  There is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. However, our management team performed analysis and procedures to ensure that the financial statements included in this annual report on Form 10-K were prepared in conformity with United States GAAP, with specific focus on those areas that would be impacted by the material weakness identified.  As a result, our management believes that the financial statements included in this annual report on Form 10-K present fairly, in all material respects, our financial position, results of operations and our cash flows for the periods presented.

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

The Remediation Plan

Although as of December 31, 2010 we have not yet remediated the material weakness in our internal control over financial reporting originally identified during our 2008, 2009 and 2010 reviews, we have made and will continue to make, improvements to our policies, procedures, systems and staffing who have significant roles in internal control to address the identified internal control deficiencies.  Consequently, management has initiated the following remediation steps to address the material weakness described above:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

Item 9B.      Other Information

Not applicable.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

The following are the names of our current Directors and executive officers, their present positions with IFT and biographical information.

Name	Age	Position(s) and offices held with IFT	Dates in position or office
Jonathan R. Burst	52	Chief Executive Officer,	1999 - Present
		Director, Chairman	2000 - Present
Rex Carr	84	Director	2002 - Present
Fer Eren, M.D.	48	Director	2009 - Present
Gary Kirk	49	Director, Director of Sales and Marketing *	2003 - Present
David B. Norris	62	Director	2000 - Present
Stuart D. Beath	52	Chief Financial Officer	2007 - Present

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

Background of Directors and Executive Officers:

JONATHAN R. BURST has served as our Chief Executive Officer since 1999, and as the President of IFT from 1999 to 2000 and 2002 to 2005. Mr. Burst has also served as a Director and Chairman of the Board since 2000. Mr. Burst founded Burcor International in 1998, primarily an insurance brokerage firm, and has served as President since its inception. Mr. Burst received a bachelor of arts degree in Economics from the University of Missouri in 1981.

REX CARR has served as a Director of IFT since 2002.  Mr. Carr has been the managing partner of the Rex Carr Law Firm, a law firm with offices in East St. Louis, Illinois, St. Louis, Missouri and Belleville, Illinois, since 2004.  Until 2003, Mr. Carr was the senior partner of a 36-person law firm, Carr, Korein, and Tillery, with offices in Missouri and Illinois, for more than five years.  Mr. Carr is admitted to practice in the United States Supreme Court and the Illinois and Missouri Supreme Courts.

FER EREN, M.D. has served as a Director of IFT since 2009.  Dr. Eren is a member of and a practicing physician in the medical practice of Eren and Atluri, M.D.s, LLC, having served in such role since 2003. Previously, Dr. Eren founded and was the Managing Director of Medcheck Diagnostic Center, Inc., a diagnostic clinic, and an owner of Medplus, a medical equipment sales and distribution company.

GARY KIRK has served as a Director of IFT since 2003. Mr. Kirk has served as our Director of Sales and Marketing since 2003. Mr. Kirk has extensive experience (1980 to 2003) in the petroleum industry, all with Petrochem Carless Ltd., a United Kingdom-based refiner and marketer of petroleum products. Mr. Kirk spent his first eight years as a research chemist and the remainder in Petrochem Carless’ marketing department.  From 1988 to 2003, Mr. Kirk reported directly to the President of Petrochem Carless as the Marketing Manager for Performance Fuels, covering accounts in Europe and the rest of the world.

DAVID B. NORRIS has served as a Director of IFT since 1999. Mr. Norris founded and owns Addicks Services, Inc., a construction company, and has served as its Vice President since 1983.

STUART D. BEATH has served as our Chief Financial Officer since 2007.  From 2001 until his appointment to Chief Financial Officer, Mr. Beath served as our Director of Corporate Development.  Prior to coming to IFT, Mr. Beath was a First Vice President and served in the Corporate Finance Department of Stifel, Nicolaus & Company, Incorporated, a brokerage and investment banking firm, from 1993 to 1997.  Mr. Beath was also a member of the Board of Directors of Anchor Gaming from 1994 to 2001, serving on the Board’s Audit Committee.  From 1987 to 1993, Mr. Beath served in the Corporate Finance Department of A.G. Edwards & Sons, Inc., a brokerage and investment banking firm, where he was an Assistant Vice President of the Firm. Mr. Beath earned a bachelor of arts degree from Williams College in 1981 and a masters in business administration degree from the Darden School at the University of Virginia in 1987.

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

Based solely upon our review of copies of such forms received by us, we believe that, during fiscal year ended December 31, 2010, the following persons did not timely file Forms 3, Forms 4 and Forms 5 reporting transactions affecting their beneficial ownership:

Reporting Person	Number of Known Failures to File Required Form	Number of Transactions Not Reported
Jonathan R. Burst	2	3
Stuart D. Beath	1	2
Rex Carr	3	5
Gary Kirk	3	5
David B. Norris	3	5
Fer Eren, M.D.	1	1

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

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors since the filing of our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2010.

Item 11.      Executive Compensation

2010 Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation paid or to be paid by us as well as certain other compensation awarded, earned by and paid, during the indicated fiscal year, to the Chief Executive Officer and Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Option Awards ($)		All Other Compensation ($)		Total ($)
Jonathan R. Burst,	2010	$307,692	$24,270	1	$126,761	2	$458,723
CEO	2009	$400,000	$1,111,003		$52,512		$1,563,515

Stuart D. Beath,	2010	$175,000	$17,335	3	$25,219	4	$217,554
CFO	2009	$168,269	$102,497		$21,981		$292,747

1)     Represents the aggregate grant date fair value amount attributable to options previously granted not pursuant to our Amended and Restated Long-Term Incentive Plan (the “Amended and Restated LTIP”) that were subsequently replaced with options granted pursuant to our Amended and Restated LTIP in January 2010.  Assumptions used to determine this amount include a fair value of $0.07, a risk-free interest rate of 1.93%, a dividend yield of 0%, a volatility factor of 0.87 and an expected option life of 3.92 years.
2)     Includes $92,308 of payments made to Burcor Capital, LLC, a company owned by Mr. Burst, in lieu of salary owed to Mr. Burst pursuant to his employment agreement.  See discussion of Mr. Burst’s employment agreement in the Executive Officer Employment Agreements section below.  Also includes $6,934 for a prior year discretionary option grant for Board services for options previously granted not pursuant to our Amended and Restated LTIP that were subsequently replaced with options granted pursuant to our Amended and Restated LTIP in January 2010.   Assumptions used to determine this amount include a fair value of $0.07, a risk-free interest rate of 1.93%, a dividend yield of 0%, a volatility factor of 0.87 and an expected option life of 3.92 years.  Also includes $2,300 of non-cash expense recorded for the grant of 10,000 shares of our common stock for 2010 Board services provided. This amount represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 Share-based payment (“FASB ASC 718”).  These fully-vested shares were valued based on the closing price of our stock on grant date ($0.23 on December 31, 2010).  Also includes $25,219 of health insurance coverage for Mr. Burst and his family and $4,826 of life insurance premiums paid by IFT.
3)     Represents the aggregate grant date fair value amount attributable to options previously granted not pursuant to our Amended and Restated LTIP that were subsequently replaced with options granted pursuant to our Amended and Restated LTIP in January 2010.  Assumptions used to determine this amount include a fair value of $0.07, a risk-free interest rate of 1.93%, a dividend yield of 0%, a volatility factor of 0.87 and an expected option life of 3.92 years.
4)     Represents $25,219 of health insurance coverage for Mr. Beath and his family.

During 2009, the Board granted Messrs. Burst and Beath options to purchase 450,000 and 250,000 shares, respectively, of our common stock.  The portion of Mr. Burst’s option relating to 350,000 shares was granted as compensation for Mr. Burst’s services as our Chief Executive Officer, and the portion of Mr. Burst’s option relating to 100,000 shares was granted as compensation for Mr. Burst’s services as a Director.  Mr. Burst’s and Mr. Beath’s options were not granted pursuant to the Consultant and Employee Stock Compensation Plan or the Amended and Restated LTIP.  In 2010, each of Messrs. Burst and Beath agreed to cancel his respective option in exchange for the grant of a new option with the same material terms issued pursuant to the Amended and Restated LTIP.  The replacement options were granted on January 22, 2010.  Each option has an exercise price of $0.50 and expires on December 31, 2013.

Executive Officer Employment Agreements

Jonathan R. Burst

On May 15, 2009, we entered into an employment agreement with Mr. Burst (the “Burst Agreement”) to serve as our Chief Executive Officer.  The Burst Agreement has a term beginning May 15, 2009 through May 14, 2012.

Pursuant to the terms of the Burst Agreement, Mr. Burst will receive an annual base salary of $400,000.  Mr. Burst is also eligible to receive a cash bonus and stock options at the discretion of our Board.

Under the Burst Agreement, if Mr. Burst’s employment is terminated by us for “cause,” or if Mr. Burst terminates his employment other than for “good cause shown,” as defined in the Burst Agreement, and which includes the occurrence of a change in control, we will pay Mr. Burst the salary accrued for the pay period in which the termination occurred, unless termination was for cause and the cause involved fraud, embezzlement or disclosure of confidential information, in which case, IFT would not be liable for any payments to Mr. Burst.  “Cause” is defined in the Burst Agreement as (i) any fraud, embezzlement or other dishonesty of Mr. Burst that materially and adversely affects our business or reputation, (ii) disclosure of confidential information to any third party, (iii) Mr. Burst’s refusal to perform his material duties and obligations under the Burst Agreement, or (iv) Mr. Burst’s willful and intentional misconduct in the performance of his material duties and obligations.

Pursuant to the terms of the Burst Agreement, if we terminate Mr. Burst other than for cause, death or disability, or if Mr. Burst terminates his employment for good cause shown, IFT must pay Mr. Burst’s accrued but unpaid portion of his annual base salary in a lump sum, and will continue to pay Mr. Burst’s annual base salary through May 14, 2012.  In addition, if we do not extend Mr. Burst’s contract beyond the terms of the Burst Agreement, we will pay Mr. Burst his current salary over the one-year period after the Burst Agreement expires.

Under the Burst Agreement, if Mr. Burst’s employment is terminated by us by reason of his death or disability, we will pay Mr. Burst’s accrued but unpaid portion of his annual base salary in a lump sum.  In addition, if Mr. Burst’s employment is terminated by reason of disability, we will continue to pay Mr. Burst’s annual base salary, less any amounts received by Mr. Burst under any disability insurance coverage maintained by us, until the earlier of (i) May 14, 2012, (ii) six months after a determination of disability has been made, or (iii) the date of Mr. Burst’s death.

Pursuant to the Burst Agreement, during Mr. Burst’s employment, and for a period of five years following termination of Mr. Burst’s employment (i) by Mr. Burst other than for good cause shown, or (ii) by us for cause, Mr. Burst is bound by a non-competition clause.  The Burst Agreement also provides for a non-solicitation period ending one year following Mr. Burst’s termination for any reason.

In addition, Mr. Burst is entitled to receive additional compensation for serving on our Board of Directors.

Stuart D. Beath

On May 15, 2009, we entered into an employment agreement with Mr. Beath (the “Beath Agreement”).  Pursuant to the Beath Agreement, Mr. Beath is to serve as our Chief Financial Officer.  The term of the Beath Agreement begins May 15, 2009 and extends to May 14, 2012.

Pursuant to the terms of the Beath Agreement, Mr. Beath will receive an annual base salary of $175,000.  Mr. Beath is also eligible to receive a cash bonus and stock option grants at the discretion of our Board.

Under the Beath Agreement, if Mr. Beath’s employment is terminated by us for “cause,” or if Mr. Beath terminates his employment other than for “good cause shown,” as defined in the Beath Agreement, and which includes the occurrence of a change in control, we will pay Mr. Beath the salary accrued for the pay period in which the termination occurred, unless termination was for cause and the cause involved fraud, embezzlement or disclosure of confidential information, in which case, IFT would not be liable for any payments to Mr. Beath.  “Cause” is defined in the Beath Agreement as (i) any fraud, embezzlement or other dishonesty of Mr. Beath that materially and adversely affects our business or reputation, (ii) disclosure of confidential information to any third party, (iii) Mr. Beath’s refusal to perform his material duties and obligations under the Beath Agreement, or (iv) Mr. Beath’s willful and intentional misconduct in the performance of his material duties and obligations.

Pursuant to the terms of the Beath Agreement, if we terminate Mr. Beath other than for cause, death or disability, or if Mr. Beath terminates his employment for good cause shown, IFT must pay Mr. Beath’s accrued but unpaid portion of his annual base salary in a lump sum, and will continue to pay Mr. Beath’s annual base salary through May 14, 2012.

Under the Beath Agreement, if Mr. Beath’s employment is terminated by us by reason of his death or disability, we will pay Mr. Beath’s accrued but unpaid portion of his annual base salary in a lump sum.  In addition, if Mr. Beath’s employment is terminated by reason of disability, we will continue to pay Mr. Beath’s annual base salary, less any amounts received by Mr. Beath under any disability insurance coverage maintained by us, until the earlier of (i) May 14, 2012, (ii) six months after a determination of disability has been made, or (iii) the date of Mr. Beath’s death.

Pursuant to the Beath Agreement, during Mr. Beath’s employment, and for a period of five years following termination of Mr. Beath’s employment (i) by Mr. Beath other than for good cause shown, or (ii) by us for cause, Mr. Beath is bound by a non-competition clause.  The Beath Agreement also provides for a non-solicitation period ending one year following Mr. Beath’s termination for any reason.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table provides information on all restricted stock, stock options and SAR awards (if any) held by our named executive officers (“NEOs”) as of December 31, 2010.

	Option Awards
Name	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Jonathan R. Burst	10,400	-	$0.49	12/28/2011
	10,400	-	$0.15	12/31/2012
	10,400	-	$0.21	12/31/2013
	450,000	-	$0.50	12/31/2013
	780,000	-	$0.13	12/31/2014
	1,040,000	-	$0.24	12/31/2014
	5,200,000	-	$0.48	12/31/2014

Stuart D. Beath	208,000	-	$0.72	6/30/2012
	250,000	-	$0.50	12/31/2013
	200,000	-	$0.25	8/2/2014
	1,352,000	-	$0.48	12/31/2014

2010 Director Compensation

Directors do not receive any cash compensation for their services as members of the Board, although they are reimbursed for certain expenses incurred in connection with attendance at Board and Committee meetings.

Each non-employee and employee Director is entitled to an annual award of 10,000 restricted shares or an immediately vesting option to purchase 10,000 shares of our common stock as compensation for their services as Board members. In addition, each Board member is entitled to receive 1,000 shares of restricted stock or an option to purchase 1,000 shares of our common stock for every three Board meetings attended. For 2010 Board services, Messrs. Burst and Norris elected restricted shares and Messrs. Carr, Kirk and Eren elected options as compensation for their services.

Board members are also eligible to receive discretionary grants of common stock under the Consultant and Employee Stock Compensation Plan and grants of stock options, stock appreciation rights and restricted stock pursuant to the Amended and Restated LTIP.

Replacement Options

During 2009, the Board granted each of the Directors an option to purchase 100,000 shares of our common stock.  These options were not granted pursuant to the Consultant and Employee Stock Compensation Plan or the Amended and Restated LTIP.  In 2010, each of Messrs. Kirk, Carr and Norris agreed to cancel his respective option in exchange for the grant of a new option with the same material terms issued pursuant to the Amended and Restated LTIP.  The replacement options were granted on January 22, 2010.  Each option has an exercise price of $0.50 and expires on December 31, 2013.  See “Executive Compensation” above for a discussion of the cancelation of Mr. Burst’s option and the grant of a new option to Mr. Burst.

Modified Options

During the fiscal year ended December 31, 2010, we modified the terms of certain options previously granted to Messrs. Carr, Kirk and Norris.  The options were originally granted on December 30, 2005 as compensation for Board services provided in 2005 and in prior years.  In each case, the expiration date was extended from December 31, 2010 to December 31, 2015.  In addition, in certain instances, the exercise price of the option was also reduced.

The table below summarizes the material changes to the affected options.

Director	Number of Shares Subject to Option	Original Exercise Price	Original Expiration Date	Exercise Price After Modification	Expiration Date After Modification

Rex Carr	11,440	$0.10	12/31/2010	$0.10	12/31/2015
	11,440	$0.38	12/31/2010	$0.38	12/31/2015
	11,440	$1.85	12/31/2010	$0.50	12/31/2015
	11,440	$1.89	12/31/2010	$0.50	12/31/2015

Gary Kirk	11,440	$0.38	12/31/2010	$0.38	12/31/2015
	11,440	$1.85	12/31/2010	$0.50	12/31/2015
	11,440	$1.89	12/31/2010	$0.50	12/31/2015

David B Norris	11,440	$0.33	12/31/2010	$0.33	12/31/2015
	11,440	$0.45	12/31/2010	$0.45	12/31/2015
	11,440	$0.10	12/31/2010	$0.10	12/31/2015
	11,440	$0.38	12/31/2010	$0.38	12/31/2015
	11,440	$1.85	12/31/2010	$0.50	12/31/2015
	11,440	$1.89	12/31/2010	$0.50	12/31/2015

The following table provides information related to the compensation of our non-NEO Directors for fiscal 2010.  For information regarding our Chairman and Chief Executive Officer’s 2010 compensation, see the 2010 Summary Compensation table.

Name	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)

Rex Carr1	$--		$13,666	2,4	$--		$13,666
Fer Eren, M.D.3	$--		$1,633	4	$--		$1,633
David B. Norris5	$2,300	6	$14,466	2	$--		$16,766
Gary Kirk7	$--		$12,037	2, 4	$158,669	8	$170,706

1)
Mr. Carr’s IFT equity holdings as of December 31, 2010 include 14,820,298 shares of restricted common stock owned by R.C. Holding Company, of which Mr. Carr is a Director, President and 41% stockholder.  Mr. Carr is deemed to be the beneficial owner of these shares.  Mr. Carr also owns 130,000 shares of common stock and 4,319,901 shares of restricted common stock.  Mr. Carr also has 186,960 vested options to purchase shares of IFT common stock and 10,000 restricted common shares obtained from Board services provided from 2002 to date.

2)
For each Director, includes $6,934, which represents the grant date fair value of options granted on January 22, 2010 (see “Replacement Options” above).  Key assumptions used in determining the fair value (pursuant to FASB ASC 718) of these replacement options include the following:

Measurement date:	January 22, 2010
Fair value per option:	$0.07
Risk-free interest rate:	1.93%
Dividend yield:	0%
Volatility factor:	0.87
Expected option life:	3.92 years.

For each Director, also includes the following amounts, which represent the grant date fair value of options modified on December 6, 2010 (see “Modified Options” above):

Rex Carr	$5,099
David B. Norris	$7,532
Gary Kirk	$3,470.

Key assumptions used in determining the fair value (pursuant to FASB ASC 718) of these modified options include the following:

Measurement date:	December 6, 2010
Fair value per option:	$0.10
Risk-free interest rate:	1.59%
Dividend yield:	0%
Volatility factor:	0.92
Expected option life:	5 years.

3)
Dr. Eren’s IFT equity holdings as of December 31, 2010 include 642,899 shares of common stock.  Dr. Eren also holds 120,000 vested options to purchase shares of IFT common stock, obtained from Board services provided from 2009 to date.

4)
Includes $1,633, which represents the grant date fair value for options granted as compensation for 2010 Board services.  Key assumptions used in determining the fair value (pursuant to FASB ASC 718) of these options include the following:

Measurement date:	December 31, 2010
Fair value per option:	$0.16
Risk-free interest rate:	2.01%
Dividend yield:	0%
Volatility factor:	0.92
Expected option life:	5 years.

5)
Mr. Norris’ IFT equity holdings as of December 31, 2010 include 1,244,425 shares of restricted common stock.  Mr. Norris also holds 208,000 vested options to purchase shares of IFT common stock for non-director related services provided.  Mr. Norris also holds 209,840 vested options to purchase shares of IFT common stock and 10,000 restricted common shares obtained from Board services provided from 2000 to date.

6)
Represents the grant date fair value for restricted stock granted to Mr. Norris for 2010 Board services.  Key assumptions used in determining the fair value (pursuant to FASB ASC 718) of these shares include a measurement date of December 31, 2010 and a closing stock price on that date of $0.23.

7)
Mr. Kirk’s IFT equity holdings as of December 31, 2010 include 2,330,000 vested options to purchase shares of IFT common stock granted for employee services.  Mr. Kirk also holds 85,520 vested options to purchase shares of IFT common stock, obtained from Board services provided from 2003 to date.

8)
Pursuant to his employment agreement in effect during 2009, Mr. Kirk was to receive an annual salary of 75,000 British Pounds, receive 3,750 British Pounds for retirement contributions, receive a health insurance stipend of 3,000 British Pounds and receive an annual auto allowance of $9,600.  Effective April 2009, Mr. Kirk received an incremental annual salary increase of 5,000 British Pounds and 250 British Pounds for retirement contributions.  Effective November 2009, Mr. Kirk received another incremental annual salary increase of $10,000.  Amount represents $158,669 for Mr. Kirk’s employment salary considering foreign currency conversion to United States Dollars based on when payments were made to Mr. Kirk throughout the year.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the ownership of our common stock as of March 24, 2011 by (i) each person known by IFT to own beneficially more than five percent of our common stock; (ii) each Director of IFT; (iii) each executive officer named in the Summary Compensation Table (see “Executive Compensation”); and (iv) all Directors and executive officers of IFT as a group.

Name and Address of Beneficial Owner 1	Amount and Nature of Beneficial Ownership		Percent of Common Stock 2

Jonathan R. Burst	9,888,344	3	9.08%
David B. Norris	1,672,265	4	1.64%
Fer Eren, M.D.	762,899	5	0.75%
Gary Kirk	2,415,520	6	2.33%
Rex Carr	19,467,159	7	19.17%
Stuart D. Beath	2,359,024	8	2.28%
All Directors and executive officers as a group (6 persons)	36,565,211	9	32.08%

John M. Hennessy	6,000,000	10	5.81%
Observor Acceptances, Ltd.	5,259,840	11	5.13%

1This table is based upon information supplied by officers, directors and principal stockholders.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Unless otherwise indicated, the principal address of each of the stockholders named in this table is: c/o International Fuel Technology, Inc., 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105.  The number of shares beneficially owned includes shares of common stock that the owner or owners had the right to acquire on or within 60 days of March 24, 2011, including through the exercise of options or warrants.  Also included are restricted shares of common stock, over which the owner or owners have voting power, but no investment power.

2Calculation based on 101,342,284 common shares outstanding as of March 24, 2011 and calculated in accordance with Rule 13d-3 under the Exchange Act.
3Includes 52,000 restricted shares of common stock owned by Burcor Capital, LLC, of which Mr. Burst is an executive officer.  Mr. Burst is deemed to be the beneficial owner of such shares. It also includes 7,501,200 shares issuable upon the exercise of options.
4 Includes 417,840 shares issuable upon exercise of options.
5Represents 642,899 shares of common stock and 120,000 shares issuable upon exercise of options.
6Represents 2,415,520 shares issuable upon exercise of options.
7Includes 14,820,298 shares of restricted common stock owned by R.C. Holding Company, of which Mr. Carr is a director, President and 41% stockholder.  Mr. Carr is deemed to be the beneficial owner of these shares.  Also includes 130,000 shares of common stock and 4,329,901 shares of restricted common stock owned by Mr. Carr.  Amount also includes 186,960 shares issuable upon exercise of options.
8Represents 349,024 shares of common stock and 2,010,000 shares issuable upon exercise of options.
9Includes 12,651,520 shares issuable upon exercise of options.
10Represents 2,000,000 shares of common stock held directly by Mr. Hennessy, 2,000,000 shares of common stock held by a grantor retained annuity trust, of which Mr. Hennessy serves as trustee (the "GRAT"), 1,000,000 shares issuable upon exercise of warrants held directly by Mr. Hennessy, and 1,000,000 shares issuable upon exercise of warrants held by the GRAT.  Mr. Hennessy's principal address is 47 West Lake Road, Tuxedo Park, NY 10987.
11Includes 4,160,000 shares of restricted common stock and 1,099,840 shares issuable upon the exercise of options. Observor Acceptances, Ltd.’s principal address is C/O Rob Douglas, Sir Walter Raleigh House, 48/50 Esplanade, St. Helier, Jersey JE1 4HH, Channel Islands.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders (1) (2)	21,578,919	$0.42	997,255
Total	21,578,919	$0.42	997,255

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

Item 13.      Certain Relationships and Related Transactions, and Director Independence

During the fourth quarter of 2007, we obtained a $500,000 loan from Harry F. Demetriou, who was then a Director of IFT and the holder of over five (5%) percent of IFT’s common stock.  Pursuant to the terms of the loan, a promissory note was executed by IFT in favor of Mr. Demetriou in connection with the loan.  The loan was to accrue interest at the rate of 15% per year in arrears, was to become due and payable on January 1, 2009, and was guaranteed by Rex Carr, a Director of IFT and the holder of over five (5%) percent of IFT’s common stock.  IFT also was obligated to pay any related loan fees incurred by Mr. Demetriou. On March 31, 2008, Mr. Demetriou agreed to accept 1,040,000 shares of IFT common stock in settlement of the $500,000 note. The trading price of the common stock was $0.41 per share as of March 31, 2008. As such, the settlement represented a 22% premium compared to the current stock price. The premium was incentive for the settlement in shares rather than in cash and was based on negotiations between IFT and Mr. Demetriou.  On June 18, 2008, IFT repurchased 520,000 of the shares granted for the debt settlement described above for $250,000.  During the first quarter of 2009, IFT repurchased the remaining 520,000 shares granted for the debt settlement for $250,000.  In conjunction with these transactions, IFT reimbursed Mr. Demetriou $56,000 in 2009 for accumulated loan and bank fees.

On December 11, 2007, we obtained an investment commitment from Mr. Carr for up to $1,000,000 of equity purchases from time to time commencing after March 1, 2008.  During the first quarter of 2008, IFT sold 416,000 shares to Mr. Carr under this arrangement for $200,000.  400,000 of these shares were subsequently repurchased by IFT for $200,000 during 2009.

From January 1, 2009 to May 26, 2009, Messrs. Demetriou and Norris served on our Audit Committee and our Compensation Committee.  Mr. Demetriou ceased to be a Director upon his death on May 26, 2009.  Mr. Norris is an independent Director, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”).  Mr. Demetriou was not an independent Director, as such term is defined in the Nasdaq listing standards.

IFT does not have a separately designated nominating committee for its Board.  Each of the following directors is not deemed to be independent, as such term is defined in the Nasdaq listing standards:  Mr. Burst, Mr. Carr and Mr. Kirk.

Item 14.      Principal Accountant Fees and Services

Services Provided by our Independent Registered Public Accountants

BDO USA, LLP served as our independent registered public accountants for the fiscal years ended December 31, 2010 and 2009.  Aggregate fees for professional services rendered for IFT by BDO USA, LLP for the fiscal years ended December 31, 2010 and 2009 were as follows:

	Fiscal year ended December 31, 2010	Fiscal year ended December 31, 2009
Audit fees	$94,110	$117,054
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$94,110	$117,054

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of the financial statements included in our quarterly reports on Form 10-Q for the quarterly periods during the 2010 and 2009 fiscal years.

Audit-related Fees

During the 2010 and 2009 fiscal years, BDO USA, LLP did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above.  Therefore, there were no audit-related fees billed or paid during the 2010 and 2009 fiscal years.

Tax Fees

As BDO USA, LLP did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2010 and 2009, no tax fees were billed or paid during those fiscal years.

All Other Fees

BDO USA, LLP did not provide any products and services not disclosed in the table above during the 2010 and 2009 fiscal years.  As a result, there were no other fees billed or paid during those fiscal years.

Audit Committee Pre-approval Policies and Procedures

The Audit Committee has certain policies and procedures in place requiring the pre-approval of audit and non-audit services to be performed by our independent registered public accountants.  Such pre-approval can be given as part of the Audit Committee’s approval of the scope of the engagement of the independent public registered accountants or on an individual basis. The approved non-audit services must be disclosed in our periodic reports filed with the SEC. The Audit Committee can delegate the pre-approval of non-auditing services to one or more of its members, but the decision must be presented to the full Audit Committee at the next scheduled meeting. The charter prohibits us from retaining our independent registered public accounting firm to perform specified non-audit functions, including (i) bookkeeping, financial information systems design and implementation; (ii) appraisal or valuation services, fairness opinions, or contribution-in-kind reports; (iii) actuarial services; and (iv) internal audit outsourcing services.  All work performed by BDO USA, LLP for us in 2010 and 2009 was pre-approved by the Audit Committee.

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

10.1 Consultant and Employee Stock Option Plan (Filed as Exhibit 10 to the registrant’s registration statement on Form S-8 filed on February 7, 2000 and incorporated herein by reference). *

10.2 Long Term Incentive Plan (Filed as Exhibit 10.2 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference). *

10.3 Amended and Restated Long Term Incentive Plan (Filed as Exhibit 10.3 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference). *

10.4 Form of Amended and Restated Long Term Incentive Plan Stock Option Agreement (Filed as Exhibit 10.4 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference). *

10.5 Form of Stock Option Agreement Agreement (Filed as Exhibit 10.5 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference). *

10.6 Jonathan R. Burst Employment Agreement (Filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 13, 2009 and incorporated herein by reference). *

10.7 Stuart D. Beath Employment Agreement (Filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on November 13, 2009 and incorporated herein by reference). *

10.8 Non-Statutory Stock Option Agreement between International Fuel Technology, Inc. and Stuart D. Beath, dated July 2, 2007 (Filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on July 3, 2007 and incorporated herein by reference). *

10.9 Equity Investment Commitment between Rex Carr and International Fuel Technology, Inc., dated December 11, 2007 (Filed as Exhibit 10.12 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007, incorporated herein by reference).

14 Code of Business Conduct and Ethics (Filed as Exhibit 14 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2005, incorporated herein by reference).

21 Subsidiaries

23.1 Consent of BDO USA, LLP

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

INTERNATIONAL FUEL TECHNOLOGY, INC. (Registrant)

By:	/s/ Jonathan R. Burst	Date	March 31, 2011
Jonathan R. Burst
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jonathan R. Burst	Date	March 31, 2011
Jonathan R. Burst
Chairman of the Board and Chief Executive Officer (Principal executive officer)

By:	/s/ Stuart D. Beath	Date	March 31, 2011
Stuart D. Beath
Chief Financial Officer (Principal financial and accounting officer)

By:	/s/ Rex Carr	Date	March 31, 2011
Rex Carr
Director

By:	/s/ Fer Eren, M.D.	Date	March 31, 2011
Fer Eren, M.D.
Director

By:	/s/ Gary Kirk	Date	March 31, 2011
Gary Kirk
Director

By:	/s/ David B. Norris	Date	March 31, 2011
David B. Norris
Director

INTERNATIONAL FUEL TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
International Fuel Technology, Inc.
St. Louis, Missouri

We have audited the accompanying balance sheets of International Fuel Technology, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Fuel Technology, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that International Fuel Technology, Inc. will continue as a going concern. As described in Note 2 to the financial statements, International Fuel Technology, Inc. has suffered recurring losses from operations, has a working capital deficit at December 31, 2010 and has cash obligations and outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP
Chicago, Illinois

March 31, 2011

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS
	December 31,	December 31,
ASSETS	2010	2009
Current assets
Cash and cash equivalents	$751,911	$1,828,024
Investments in certificates of deposit	-	1,000,000
Accounts receivable	110,464	2,440
Accrued interest receivable	-	8,210
Inventory	112,430	157,465
Prepaid expenses and other assets	39,399	28,681
Total current assets	1,014,204	3,024,820
Property and equipment
Machinery, equipment and office furniture	63,706	63,706
Accumulated depreciation	(62,284)	(57,690)
Net property and equipment	1,422	6,016

Goodwill	2,211,805	2,211,805

Total assets	$3,227,431	$5,242,641

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$183,239	$193,074
Accrued compensation	17,915	14,144
Deferred revenue (Note 9)	2,998,242	2,998,242
Other accrued expenses (Note 3)	190,000	310,000
Total current liabilities	3,389,396	3,515,460

Deferred income taxes (Note 5)	530,000	465,000

Total liabilities	3,919,396	3,980,460

Commitments and contingencies (Notes 6 and 7)

Stockholders’ equity (deficit) (Notes 3 and 4)
Common stock, $0.01 par value; 150,000,000 shares authorized; 101,342,284 (net of 1,440,000 shares held in treasury stock) and 101,292,284 (net of 1,440,000 shares held in treasury stock) shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	1,027,823	1,027,323
Treasury Stock (Note 8)	(664,600)	(664,600)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	64,990,874	64,731,026
Accumulated deficit	(65,226,139)	(63,011,645)
Total stockholders’ equity (deficit)	(691,965)	1,262,181
Total liabilities and stockholders’ equity (deficit)	$3,227,431	$5,242,641

See accompanying Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2010	2009

Net revenues	$298,366	$184,851

Operating expenses:
Cost of operations (exclusive of depreciation)	137,844	65,339
Selling, general and administrative expenses, including non-cash stock-based compensation expense of $260,348 and $2,667,125 for 2010 and 2009, respectively	2,312,396	5,035,115
Depreciation	4,594	5,062
Total operating expenses	2,454,834	5,105,516
Net loss from operations	(2,156,468)	(4,920,665)

Interest income, net of (interest expense)	9,157	18,891

Net loss before income taxes	(2,147,311)	$(4,901,774)

Income tax provision (Note 5)	67,183	465,000

Net loss	$(2,214,494)	$(5,366,774)

Basic and diluted net loss per common share	$(0.02)	$ (0.05)

Weighted-average common shares outstanding, basic and diluted	102,748,202	99,747,994

See accompanying Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2008	94,062,284	$940,623	$(395,000)	$(819,923)	$60,168,501	$(57,644,871)	$2,249,330
Issuances of stock	8,650,000	86,500	-	-	2,076,000	-	2,162,500
Shares repurchased from Directors (Notes 4 and 8)	-	-	(269,600)	-	-	-	(269,600)
Shares issued for Directors’ services (Note 3)	20,000	200	-	-	9,000	-	9,200
Options granted for Directors’ services (Notes 3 and 4)	-	-	-	-	3,724	-	3,724
Expense relating to stock option grants (Note 4)	-	-	-	-	2,473,801	-	2,473,801
Net loss	-	-	-	-	-	(5,366,774)	(5,366,774)
Balance, December 31, 2009	102,732,284	1,027,323	(664,600)	(819,923)	64,731,026	(63,011,645)	1,262,181
Issuances of stock for services	30,000	300	-	-	8,700	-	9,000
Shares issued for Directors’ services (Note 3)	20,000	200	-	-	4,400	-	4,600
Options granted for Directors’ services (Notes 3 and 4)	-	-	-	-	4,900	-	4,900
Expense relating to stock option grants (Note 4)	-	-	-	-	241,848	-	241,848
Net loss	-	-	-	-	-	(2,214,494)	(2,214,494)
Balance, December 31, 2010	102,782,284	$1,027,823	$(664,600)	$(819,923)	$64,990,874	$(65,226,139)	$(691,965)

See accompanying Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(2,214,494)	$(5,366,774)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation	4,594	5,062
Non-cash stock-based compensation	260,348	2,667,125
Deferred income tax provision	65,000	465,000
Change in assets and liabilities:
Accounts receivable	(108,024)	91,878
Accrued interest receivable	8,210	(8,210)
Inventory	45,035	64,305
Prepaid expense and other assets	(10,718)	(9,529)
Accounts payable	(9,835)	(59,798)
Accrued compensation	3,771	9,096
Deferred revenue	-	2,998,242
Other accrued expenses	(120,000)	(40,000)
Net cash (used in) provided by operating activities	(2,076,113)	816,397

Cash flows from investing activities
Purchases of certificates of deposit	-	(3,000,000)
Redemptions of certificates of deposit	1,000,000	2,000,000
Net cash provided by (used in) investing activities	1,000,000	(1,000,000)

Cash flows from financing activities
Proceeds from issuance of common stock	-	2,162,500
Purchase of treasury stock (Note 8)	-	(450,000)
Net cash provided by financing activities	-	1,712,500

Net (decrease) increase in cash and cash equivalents	(1,076,113)	1,528,897
Cash and cash equivalents, beginning	1,828,024	299,127
Cash and cash equivalents, ending	$751,911	$1,828,024

See accompanying Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of Business

International Fuel Technology, Inc. ("IFT" or the “Company”) is a company that was incorporated under the laws of the State of Nevada on April 9, 1996.  We have developed a family of fuel additive product formulations. These unique fuel blends have been created to improve fuel economy, enhance lubricity (reducing engine wear and tear) and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuels.  We began transitioning from a development stage technology company to a commercial entity during 2002 and have been increasing our product marketing and sales efforts since.  We are now focused on continuing to develop the body of evidence of the efficacy of our products applicable to a wide range of markets and industries within these markets through additional industry specific laboratory testing and customer field-based demonstration trials.  In addition, we are continuing to strengthen our distributor and customer contact base.  Marketing and sales efforts, in conjunction with the additional industry specific testing, will complete our transition to a commercial enterprise.

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

During 2010, our net revenues were split in the following manner: 16% to United States end-user customers and 84% to international distributors and end-user customers.  87% of our net revenues for 2010 was concentrated between three customers.

During 2009, our net revenues were split in the following manner: 29% to United States end-user customers and 71% to international distributors and end-user customers.  87% of our net revenues for 2009 was concentrated between two customers.

Our product line revenues for 2010 and 2009 have not been significant.  For 2010 and 2009, DiesoLIFTTM 10 represented 74% and 93% of our net revenues, respectively.

Net revenues related to shipments into various foreign countries were $249,741 and $131,679 a during 2010 and 2009, respectively.  The following table breaks out net revenues by foreign country:

Country	2010	2009

India	$153,285	$123,227
Germany	64,302	6,757
China	21,372	-
France	5,736	1,695
Cyprus	5,046	-
	$249,741	$131,679

We currently utilize Tomah Products, Inc. and Multisol France as our contracted product manufacturers.  Both entities independently purchase required raw materials to manufacture our product.

Summaries of our significant accounting policies follow:

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

We utilize a cash management program that assesses daily cash requirements.  Excess funds are invested in overnight repurchase agreements backed by United States Treasury securities.  Repurchase agreements are not deposits, are not insured or guaranteed by the United States government, the Federal Deposit Insurance Corporation or any other government agency, and involve investment risk including possible loss of principal.

Beginning June 18, 2009, we purchased $3,000,000 of certificates of deposit with maturities greater than 90 days.  As of December 31, 2010, we do not have any certificates of deposit with maturities greater than 90 days.  Certificates of deposit with maturities less than 90 days are classified on our balance sheet as cash and cash equivalents.

Accounts Receivable

An allowance for doubtful accounts is maintained at a level we believe sufficient to cover potential losses based on historical trends and known current factors impacting our customers.  We have determined that an allowance for doubtful accounts was not necessary as of December 31, 2010 and 2009.

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

We review the carrying values of our machinery, equipment and office furniture for possible impairment whenever events or changes in circumstances (such as changes in operations or estimated future cash flows) indicate that the carrying amount of the assets may not be recoverable. As of December 31, 2010, there has been no impairment of our long-lived assets.

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

To test impairment, we use the market approach to determine the fair value of the Company.  Following this approach, the fair value of the business exceeded the carrying value of the business as of December 31, 2010 by $24,300,000.  As a result, no impairment of goodwill was recorded.

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

Research and Development

Research and development costs are expensed as incurred. Expense for services received from external vendors for 2010 and 2009 was $52,429 and $115,151, respectively.

Advertising Expenses

Advertising costs are expensed as incurred and amounted to $46,837 and $30,447 in 2010 and 2009, respectively.

Basic and Diluted Net Earnings (Loss) Per Common Share

Basic earnings (loss) per share are based upon the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share are based upon the weighted-average number of common and potentially dilutive common shares outstanding for the period. For the fiscal years ended December 31, 2010 and 2009, 21,578,920 and 32,751,392 shares, respectively, of common stock equivalents were excluded from the computation of diluted net loss per share since their effect would be anti-dilutive.

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

ASC 815—In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives” to address questions that have been raised in practice about the intended breadth of the embedded credit derivative scope exception in paragraphs 815-15-15-8 through 815-15-15-9 of ASC 815, “Derivatives and Hedging.”  The amended guidance clarifies that the scope exception applies to contracts that contain an embedded credit derivative that is only in the form of subordination of one financial instrument to another. This guidance became effective for us on July 1, 2010.  The adoption of this guidance did not have a material effect on our financial position, results of operations or cash flows.

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

ASC 350—In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units With Zero or Negative Carrying Amounts” to modify step one of the goodwill impairment test for entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing step one of the goodwill impairment test is zero or negative.  For those entities which have one or more reporting units, the entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The ASU is effective for impairment tests performed during an entity’s fiscal years (and interim periods within those years) that begin after December 15, 2010.  We are currently evaluating the impact the adoption of this guidance could have on our financial position, results of operations or cash flows.

Note 2.  Ability to Continue as a Going Concern

Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses since inception and currently have and previously from time to time have had limited funds with which to operate. Management is in the process of executing a strategy based upon marketing technologies that offer enhanced engine performance and greater fuel economy along with pollution control benefits. We have several technologies in the commercialization phase and in development. We have received necessary regulatory and commercial acceptance for our products currently in the commercialization phase. During the first quarter of 2002, we began selling our products directly to the commercial marketplace. We expect to increase our sales to the marketplace, eventually generating a level of revenues sufficient to meet our cash flow and earnings requirements.  While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that based on our current cash position, projected sales for 2011 and a remaining equity commitment of $1,000,000 (entered into with a related party Board member of IFT and significant shareholder during 2008), we have adequate cash and cash equivalents balances and commitments to fund operations through at least September 2011.  However, if we are unable to meet our projections and generate positive and sustainable operating cash flows by this time, we may need to raise additional capital to fund our future operations.

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent.  Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock.  The remaining $350,000 obligation was reflected as a current accrued expense. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.  Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations. During 2009 and 2010, we made payments totaling $160,000 to the prior Blencathia owner, bringing the related current accrued expense balance to $190,000 at the end of 2010.

During 2010, we issued 30,000 common shares, valued at the settlement date’s quoted market price of $9,000 for services provided by a consulting entity.

During 2009, we sold a total of 8,650,000 shares of common stock to accredited investors for $0.25 per share, aggregating to proceeds of $2,162,500. A detachable warrant to purchase a share of our common stock accompanied every two shares purchased in this offering.  The 4,325,000 aggregate warrants each have an exercise price of $0.25 and were exercisable immediately and for up to 5 years.

During 2008, we issued 1,040,000 common shares to a Director in settlement of a $523,836 note payable plus unpaid accrued interest, which resulted in a deemed contribution from that Director of $145,000 representing the excess of the aggregate liabilities over the fair value of the shares. During 2008, we repurchased 520,000 of these shares for $250,000, which resulted in a $145,000 deemed contribution representing the excess of the value of the 520,000 over their repurchase price.  During the first quarter of 2009, we repurchased the remaining 520,000 shares for $250,000, and recognized $126,000 of non-cash stock-based compensation expense associated with this treasury stock repurchase representing the excess of the payment over the fair value of the shares.  In 2010 and 2009, 20,000 shares were issued to Directors which resulted in non-cash stock-based compensation expense of $4,600 and $9,200, respectively.

We currently have 4,325,000 warrants outstanding that expire in 2014 and have an exercise price of $0.25.  These warrants were issued as part of a first quarter 2009 equity funding.   During 2010, 1,156,473 warrants issued as part of a 2005 equity funding expired.  No warrants were exercised during 2010 or 2009.

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

During 2008, we received $200,000 from Mr. Carr for the sale of common stock.  We repurchased these shares from Mr. Carr during 2009, bringing the total available under this commitment back up to $1,000,000 as of December 31, 2010.  During the second quarter of 2009, we recognized $54,400 of non-cash stock-based compensation expense associated with this treasury stock repurchase, representing the excess of the payment over the fair values of the shares.

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

The following tables summarize information about stock options issued to employees and Directors during the two years ended December 31, 2010:

	Shares	Exercise price per share		Weighted-average exercise price
Outstanding at December 31, 2008	12,538,482	$0.10-2.14		$1.04
Granted	1,900,000	$0.18-0.50		$0.45
Expired	(2,104,162)	$0.48-2.14		$1.63
Outstanding at December 31, 2009	12,334,320	$0.10-1.89		$0.47
Granted	280,000	$0.23-0.50		$0.47
Outstanding at December 31, 2010	12,614,320	$0.10-1.20	(1)	$0.45

Options exercisable at December 31, 2010	12,562,320	$0.10-1.20	(1)	$0.45
Options exercisable at December 31, 2009	10,784,320	$0.10-1.89		$0.47

(1)   During the fiscal year ended December 31, 2010, we modified the terms of certain options previously granted to certain Directors.  The difference between the upper threshold limits of the exercise price per share range for options outstanding and exercisable at December 31, 2010 versus the options outstanding and exercisable at December 31, 2009 is primarily attributable to these modifications.  See Note 4 for additional information regarding the modified options.

The following table summarizes information about employee stock outstanding at December 31, 2010:

	Options outstanding			Options exercisable
Exercise price range	Number outstanding at December 31, 2010	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Number exercisable at December 31, 2010	Weighted-average exercise price

$0.10 - $0.50	12,037,120	4	$0.43	11,985,120	$0.42

$0.51 - $1.00	468,000	2	$0.80	468,000	$0.80

$1.01 - $1.50	109,200	1	$1.20	109,200	$1.20

	12,614,320	4	$0.45	12,562,320	$0.45

The following table summarizes information about stock options issued to non-employees during the two years ended December 31, 2010:

	Shares	Exercise price per share	Weighted-average exercise price
Outstanding at December 31, 2008	15,485,599	$0.29-2.26	$0.80

Granted	2,050,000	$0.25-0.50	$0.46
Expired	(2,600,000)	$0.58	$0.58
Outstanding at December 31, 2009	14,935,599	$0.25-2.26	$0.77

Expired	(10,296,000)	$0.58-2.26	$0.84
Outstanding at December 31, 2010	4,639,599	$0.25-0.96	$0.49

Options excercisable at December 31, 2010	4,495,733	$0.25-0.96	$0.49
Options excercisable at December 31, 2009	14,618,399	$0.25-2.26	$0.77

In addition to the non-employee option activity presented above, IFT’s Board has authorized 750,000 options to non-employees which have not yet been granted.

Note 4.  Stock-based Compensation

Non-cash stock-based compensation expense recorded in 2010 and 2009 is as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Awards to employees/Directors	$186,627	$418,896
Awards to non-employees	9,000	486,527
Treasury stock purchases	-	180,400
Stock option modifications	64,721	1,581,302

Total non-cash stock-based compensation expense	$260,348	$2,667,125

Employee and Director awards

In 2010, we granted 250,000 options to employees and 30,000 to Directors in their capacity as Directors, totaling 280,000 options.  These grants vested in 2010 and expire in 2013 and 2015, respectively.  In addition, we modified the terms of 263,120 options previously granted to Directors in their capacity as Directors, resulting in $25,108 of non-cash stock-based compensation expense as a result of extending the expiration date of certain options from December 2010 to December 2015, and reducing the exercise price of certain options previously granted to $0.48.  In 2010, we also modified the terms of 156,000 options previously granted to an employee, resulting in $12,747 of non-cash stock-based compensation expense as a result of extending the expiration date of certain options from July 2010 to December 2014, changing the vesting periods of certain options previously granted and reducing the exercise price of certain options previously granted to $0.48.  No employee options expired during 2010.

In 2009, we granted 1,370,000 options to employees and 530,000 to Directors in their capacity as Directors, totaling 1,900,000 options.  350,000 of these options vested immediately, with the remaining options vesting on June 30, 2010 and expiring in 2013 and 2014.  In addition, we modified the terms of 9,100,000 options previously granted to employees, resulting in $1,352,810 of non-cash stock-based compensation expense as a result of extending the expiration date of certain options from December 2009 to December 2014, and reducing the exercise price of certain options previously granted to $0.48.  During 2009, 2,104,162 fully-vested employee options expired.

The following table provides the primary assumptions used to value employee and Director non-cash stock-based compensation for the years indicated:

	Year Ended December 31, 2010	Year Ended December 31, 2009

Weighted-average fair value of options granted	$0.07	$0.24
Weighted-average assumptions:
Risk-free interest rate	1.88%	1.98%
Dividend yield	-	-
Expected volatility	0.88	1.1
Expected option life (years)	4	5

As of December 31, 2010, there was $2,683 of total unrecognized compensation cost related to outstanding options granted to employees and Directors.   This cost is expected to be recognized through December 31, 2011.

Non-employee awards

During 2010, we did not grant any stock options to non-employees.  However, we modified the terms of 416,000 options previously granted to non-employees, resulting in $26,866 of non-cash stock-based compensation expense as a result of extending the expiration date of certain options from January 2011 to December 2014, modifying the vesting periods for certain options previously granted and reducing the exercise price of certain options previously granted to $0.48.  During 2010, a total of 10,296,000 non-employee options expired.  9,880,000 of these expired non-employee options were fully-vested and not exercised before the expiration date.  The remaining 416,000 non-employee options expired due to triggering events related to certain equity raise activities not being achieved within the stipulated time period.

During 2009, we granted 2,050,000 stock options to non-employees. All of these options vested immediately during 2009 and expire in 2012 and 2014.  We also modified the terms of 1,456,000 options previously granted to non-employees, resulting in $228,492 of non-cash stock-based compensation expense as a result of extending the expiration date of certain options from December 2009 to December 2014, and reducing the exercise price of certain options previously granted to $0.48.  In addition, we modified the terms (accelerated the vesting period) for 104,000 previously granted options to a non-employee for services performed for product and technology consulting.  These options previously had been subject to quarterly revaluation since they did not include a measurable performance commitment to determine vesting.  We recognized full expense ($2,984) upon the modification of terms to these options during 2009 and they are no longer subject to quarterly revaluation assessment.  During 2009, 2,600,000 non-employee options expired due to triggering events related to prior commercial and equity raise activities not being achieved within the stipulated time period.

Services performed by non-employees who were granted options include product/distribution consulting, technology consulting, investor relations and legal services. The weighted-average fair value for such options that have had a fair value calculation applied (not applicable for 2010 and $0.20 for 2009) was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the 2009 grants:  risk-free interest rate of 2.14%, volatility factor of 1.06, and a weighted-average expected life of the option of approximately 4.95 years.

As of December 31, 2010, there was $5,655 of total unrecognized compensation cost related to outstanding options granted to non-employees.  This cost is expected to be recognized through December 31, 2011.  This amount excludes an immaterial amount of unrecognized compensation expense that may be incurred if certain triggering events occur.

The weighted-average remaining contractual term (in years) of the non-employee options outstanding at December 31, 2010 and 2009 is 3.35 and 1.43, respectively.  The weighted-average remaining contractual term (in years) for non-employee options outstanding at December 31, 2009 calculation excluded 312,000 options that did not yet have an established expiration date due to the expiration being dependent on contingent vesting triggering events.  As these triggering events did not occur within the specified period, these options have subsequently expired.

The aggregate intrinsic value (defined as the excess of the market price of our common stock as of the end of the period over the exercise price of the related stock options) for all stock options (employee, Director and non-employee) outstanding and exercisable as of December 31, 2010 was $90,781.

We did not receive proceeds for stock options exercised during 2010 or 2009, as no options were exercised.

Note 5.  Income Taxes

Deferred income taxes reflect the net income tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as income tax credit carry-forwards. The tax effects of temporary differences and credits that give rise to significant portions of the net deferred income tax asset are as follows:

	Year ended December 31,
	2010	2009
Net operating loss carry-forwards	$16,788,000	$15,809,000
Book basis in goodwill in excess of tax basis	(530,000)	(465,000)
Other intangible assets	621,000	736,000
Stock-based compensation expense	4,400,000	4,298,000
Non-deductible accruals	132,000	175,000
Less: Valuation allowance	(21,941,000)	(21,018,000)
Net deferred tax liability	$(530,000)	$(465,000)

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

At December 31, 2010, we had United States federal net operating loss carry forwards available to offset future taxable income of approximately $42 million, which expire in the years 2012 through 2030.  Under Section 382 of the Internal Revenue Code ("IRC") of 1986, as amended, the utilization of United States net operating loss carry forwards may be limited under the change in stock ownership rules of the IRC.

The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to the income tax benefit is as follows:

	Year ended December 31,
	2010	2009

Tax benefit at federal statutory rate	$(730,000)	$(1,667,000)
State taxes, net of federal income tax	(126,000)	(294,000)
Change in deferred tax valuation allowance	923,000	2,426,000
Income tax expense	$67,000	$465,000

The effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  No uncertain tax positions have been identified through December 31, 2010.  If we did identify any uncertain tax positions, any accrued interest related to unrecognized tax expenses and penalties would be recorded in income tax expense. Tax years going back to 2001 could remain open depending on how we utilize net operating loss carry-forwards in the future.

Note 6.  Lease Commitment

We entered into a five-year operating lease for office space on January 1, 2002 that was scheduled to expire December 31, 2006.  During 2006, we amended this lease, extending the term through December 31, 2011.   Rent expense was $47,925 and $47,693 during the fiscal years ended December 31, 2010 and 2009, respectively.  A five-year office equipment lease entered into in 2005 expired in October 2010 and was replaced with a four-year office equipment lease in November 2010.  Future minimum lease payments as of December 31, 2010 are displayed below:

Year Ending December 31,
2011	$50,431
2012	$1,443
2013	$1,443
2014	$1,203
Total Minimum Lease Payments	$54,520

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

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and IFT participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter.  Informal discussions are ongoing.  It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on IFT.  Since 2009, IFT has made payments to TPG totaling $160,000 to reduce the recorded liability.

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

During the second quarter of 2008, IFT purchased 520,000 shares of its common stock from Mr. Demetriou for $250,000. We have applied the cost method to account for this treasury stock transaction in our financial statements.  Because the amount paid by IFT was less than the fair market value of the stock on the date of purchase (the closing price of our stock was $0.79 on June 18, 2008), the difference was recorded to additional paid-in capital as Mr. Demetriou was considered a holder of economic interest in IFT in accordance with ASC 718-10. During the first quarter of 2009, IFT repurchased the remaining 520,000 shares granted for the debt settlement for $250,000 and recognized $126,000 of non-cash based stock compensation expense associated with this treasury stock repurchase representing the excess of the payment over the fair value of the shares.  In conjunction with these transactions, IFT reimbursed Mr. Demetriou $56,000 in 2009 for accumulated loan and bank fees.

Note 9.  Deferred Revenue

On February 26, 2009, we received the first purchase order pursuant to a Memorandum of Understanding (“MOU”) with Libya Oil Holdings Limited, Tamoil, Libya Africa Investment Portfolio and Vision Oil Services Ltd (“VOS”). Pursuant to the MOU, VOS paid for the purchase of 600 metric tons of DiesoLIFTTM 10 at a price of 6,000 Euros (approximately $7,600) per metric ton from IFT. We received cash proceeds of approximately $3 million from VOS in February 2009, net of the related selling expenses, for this purchase order and expect a net cash margin of approximately $1.5 million once the product is manufactured and delivered. We will recognize gross revenues of approximately $4.5 million after all of the DiesoLIFTTM 10 has been delivered. No such revenues were recorded during 2009.  We have had no communication with VOS in over eighteen (18) months and believe they have ceased all activities on behalf of IFT.