Form 10-Q
period 2011-03-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2011-05-16
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes        ☐                No        ☒

The number of shares outstanding of registrant’s only class of stock as of May 11, 2011: Common stock, par value $0.01 per share – 101,342,284 shares outstanding.

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$303,252	$751,911
Accounts receivable	103,999	110,464
Inventory	94,450	112,430
Prepaid expenses and other assets	20,267	39,399
Total Current Assets	521,968	1,014,204

Property and equipment
Machinery, equipment and office furniture	63,706	63,706
Accumulated depreciation	(63,275)	(62,284)
Net Property and Equipment	431	1,422

Goodwill	2,211,805	2,211,805

Total Assets	$2,734,204	$3,227,431

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$181,660	$183,239
Accrued compensation	31,506	17,915
Deferred revenue (Note 7)	2,998,242	2,998,242
Other accrued expenses (Note 5)	190,000	190,000
Total Current Liabilities	3,401,408	3,389,396

Deferrred income taxes (Note 8)	546,000	530,000
Total Liabilities	3,947,408	3,919,396

Commitments and contingencies

Stockholders’ equity (deficit) (Notes 4 and 5) Common stock, $0.01 par value; 150,000,000 shares authorized; 101,342,284 (net of 1,440,000 shares held in treasury) shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,027,823	1,027,823
Treasury stock (Notes 6 and 9)	(664,600)	(664,600)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	64,992,959	64,990,874
Accumulated deficit	(65,749,463)	(65,226,139)
Total Stockholders’ Equity (Deficit)	(1,213,204)	(691,965)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,734,204	$3,227,431

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010

Revenues	$62,930	$48,696

Operating expenses:
Cost of operations (exclusive of depreciation)	43,707	36,049
Selling, general and administrative expense (including non-cash stock-based compensation expense) (Note 4)	525,950	650,577
Depreciation	991	1,148
Total operating expenses	570,648	687,774

Net loss from operations	(507,718)	(639,078)

Interest income	394	4,714

Net loss before income taxes	$(507,324)	$(634,364)

Income tax provision (Note 8)	16,000	16,333

Net loss	$(523,324)	$(650,697)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted-average common shares outstanding, basic and diluted	102,782,284	102,732,284

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2011
(Unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2010	102,782,284	$1,027,823	$(664,600)	$(819,923)	$64,990,874	$(65,226,139)	$(691,965)
Expense relating to non-cash stock-based compensation (Note 4)	—	—	—	—	2,085	—	2,085
Net loss	—	—	—	—	—	(523,324)	(523,324)
Balance, March 31, 2011	102,782,284	$1,027,823	$(664,600)	$(819,923)	$64,992,959	$(65,749,463)	$(1,213,204)

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash flows from operating activities:
Net loss	$(523,324)	$(650,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	991	1,148
Non-cash stock-based compensation	2,085	107,750
Deferred income tax provision	16,000	16,333
Change in assets and liabilities:
Accounts receivable	6,465	(31,814)
Accrued interest receivable	—	(3,086)
Inventory	17,980	7,691
Prepaid expenses and other assets	19,132	9,323
Accounts payable	(1,579)	68,093
Accrued compensation	13,591	14,511
Other accrued expenses	—	(60,000)
Net cash used in operating activities	(448,659)	(520,748)

Cash flows from investing activities:
Redemptions of certificates of deposit	—	1,000,000
Net cash provided by investing activities	—	1,000,000

Net (decrease) increase in cash and cash equivalents	(448,659)	479,252
Cash and cash equivalents, beginning	751,911	1,828,024
Cash and cash equivalents, ending	$303,252	$2,307,276

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year.  We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”).  We follow the same accounting policies in preparation of interim reports as we do in our annual reports.

Basic earnings per share are based upon the weighted-average number of common shares outstanding for the period.  Diluted earnings per share are based upon the weighted-average number of common and potentially dilutive common shares outstanding for the period.  Pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification subtopic (“ASC”) No. 260-10, Earnings per Share, no adjustment is made for diluted earnings per share purposes since we are reporting a net loss, and common stock equivalents would have an anti-dilutive effect.  As of March 31, 2011 and March 31, 2010, 21,578,920 and 30,401,392 shares, respectively, of common stock equivalents were excluded from the computation of diluted net loss per share since their effect would be anti-dilutive.

Note 2. Ability to Continue as a Going Concern

Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses since inception and currently have and previously from time to time have had limited funds with which to operate. Management is in the process of executing a strategy based upon marketing technologies that offer enhanced engine performance and greater fuel economy along with pollution control benefits. We have several technologies in the commercialization phase and in development. We have received necessary regulatory and commercial acceptance for our products currently in the commercialization phase. During the first quarter of 2002, we began selling our products directly to the commercial marketplace. We expect to increase our sales to the marketplace, eventually generating a level of revenues sufficient to meet our cash flow and earnings requirements.  While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that based on our current cash position, projected sales for 2011 and a remaining equity commitment of $1,000,000 (entered into with a related party Board member and significant shareholder of IFT during 2008), we have adequate cash and cash equivalents balances and commitments to fund operations through at least September 2011.  However, if we are unable to meet our projections and generate positive and sustainable operating cash flows by this time, we may need to raise additional capital to fund our future operations.

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

Recently Issued Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial position, results of operations or cash flows.

Note 4 – Stock-based Compensation

Non-cash stock-based compensation expense recorded in the three months ended March 31, 2011 and March 31, 2010 is as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Awards to employees/Directors	$—	$87,544
Stock option modifications	2,085	20,206
Total non-cash stock-based compensation expense	$2,085	$107,750

Employee and Director awards

No stock options were granted to employees during the first quarter of 2011.

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

No options were granted to Directors for Director-related services in the first quarters of 2011 or 2010.

Non-employee awards

The value of options and warrants issued to non-employees upon the date of issuance is expensed over the related service periods.  For non-employee options that are not subject to a performance criterion, we recompute the value of the unvested options each quarter-end and adjust the related compensation expense for the new value. That new value is based on various assumptions using end-of-quarter information. For non-employee options subject to a performance criterion, of which we had 5,200 options outstanding as of March 31, 2011, expense is recognized when it becomes probable that the performance criterion will be met.

No stock options were granted to non-employee consultants for services during the first quarters of 2011 or 2010.

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

Other

No shares of our common stock were sold or issued to employees or non-employees for services during the first quarters of 2011 and 2010.

No stock options were exercised during the first quarters of 2011 or 2010.

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent.  Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock.  The remaining $350,000 obligation was reflected as a current accrued expense. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.  Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations.  Since the second half of 2009, we have made payments totaling $160,000 to the prior Blencathia owner, reducing the related current accrued expense balance to $190,000 as of March 31, 2011.

Note 6 - Equity Commitment from a Related Party

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of IFT and a holder of over 5% of our common stock. Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in IFT, at such time or times as we may request, in the form of a purchase or purchases of restricted common stock of IFT. IFT may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000.  If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of shares of restricted common stock of IFT equal to the value of the investment then provided to IFT. The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on The OTC Bulletin Board on the date of the sale.  There is no stipulation regarding the duration of this commitment.  The total amount available under this commitment is $1,000,000 as of March 31, 2011.

Note 7 – Deferred Revenue

On February 26, 2009, we received the first purchase order pursuant to a Memorandum of Understanding (“MOU”) with Libya Oil Holdings Limited, Tamoil, Libya Africa Investment Portfolio and Vision Oil Services Ltd (“VOS”). Pursuant to the MOU, VOS paid for the purchase of 600 metric tons of DiesoLiFTTM 10 at a price of 6,000 Euros (approximately $7,600) per metric ton from IFT. We received cash proceeds of approximately $3 million from VOS in February 2009, net of the related selling expenses, for this purchase order and expect a net cash margin of approximately $1.5 million if the product is ever manufactured and delivered. We will recognize gross revenues of approximately $4.5 million if the product is ever delivered. No such revenues have been recorded and we have had no communication with VOS in over twenty months and believe they have ceased all activities on behalf of IFT.  It is our belief that we will never deliver this product, nor will we be requested to do so.  Nonetheless, the financial statements continue to reflect this deferred revenue pending a more formal resolution or expiration of relevant statutes of limitations.

Note 8 – Income Taxes

We file income tax returns in various federal, state and local jurisdictions.  At March 31, 2011, and December 31, 2010, we had potential federal and state income tax benefits from net operating loss carry-forwards, which expire in various years through 2030.

A valuation allowance must be established for a deferred income tax asset if it is more likely than not that a tax benefit may not be realized from the asset in the future.  We have established a valuation allowance to the extent of our deferred income tax asset since it is not yet certain that absorption of the asset through future earnings will occur.  The basis difference created from our goodwill has an indefinite life and is not treated as an offset when establishing our valuation allowance.  As a result, we have recorded a deferred tax liability that increases by approximately $16,000 from the non-cash deferred income tax expense recorded each quarter.

No uncertain tax positions have been identified through March 31, 2011.  If we did identify any uncertain tax positions, any accrued interest related to unrecognized tax expenses and penalties would be recorded in income tax expense.

Note 9 – Treasury Stock

During 2008, we received $200,000 from Mr. Carr for the sale of common stock pursuant to an equity commitment arrangement between Mr. Carr and IFT.  We repurchased these shares from Mr. Carr during the second quarter of 2009, recognizing $54,400 of non-cash stock-based compensation expense associated with this treasury stock repurchase, representing the excess of the payment over the fair values of the shares.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition, results of operations and cash flows of International Fuel Technology, Inc. (“IFT”) during the periods included in the accompanying financial statements.  This discussion should be read in conjunction with the financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”).

Forward-looking Statements and Associated Risks

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control, including, but not limited to, economic, competitive and other factors affecting our operations, markets, products and services, expansion strategies and other factors described elsewhere in this report and documents filed by us with the Securities and Exchange Commission (“SEC”), including in our 2010 10-K under the “Risk Factors” section.  Actual results could differ materially from these forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, prove accurate.  We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

To date, our commercialization efforts have focused primarily on two proprietary products: DiesoLiFTTM 10 and the PerfoLiFT BD-series. DiesoLiFTTM 10 was developed to increase fuel economy, reduce harmful emissions and reduce maintenance costs when mixed with diesel fuel and bio-diesel fuel blends. The DiesoLiFTTM BD-series was developed to address oxidation stability and deposit formation control issues associated with bio-diesel fuel use, both pure or in blends.

The potential market for DiesoLiFTTM 10 and the PerfoLiFT BD-series is massive. Virtually every gallon of diesel and bio-diesel fuel consumed in the world today is a potential market for IFT fuel additive technologies.

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

For example, DiesoLiFTTM 10 has been tested at the following independent test laboratories and has consistently demonstrated the ability to increase fuel economy, on average by 5%:

●	mi Technology, United Kingdom;
●	Southwest Research Institute, United States;
●	Forest Engineering Research Institute of Canada – FERIC;
●	Motive Power, United States;
●	Gerotek, South Africa;
●	Prodrive Ltd, United Kingdom;
●	Technological Institute for Development - LacTec, Brazil;
●	Technological Research Institute (IPT) of São Paulo, Brazil;
●	MTEC, Thailand; and
●	Tsinghua University, China.

In addition, numerous field trials all over the world have validated these independent laboratories’ test results. DiesoLiFTTM 10 has been tested in the field with road transport, rail and stationary power generation applications and has consistently demonstrated the ability to improve fuel economy, on average by 5%.

The PerfoLiFT BD-series has been tested at the following independent test laboratories and has consistently demonstrated that it is the top performing fuel additive technology in the market today for addressing oxidation stability and deposit formation control in bio-diesel fuel blends:

●	BfB Laboratories, Belgium;
●	National Institute of Technology – INT, Brazil; and
●	Montana State University – Northern, United States.

Both products are easy to use. Once the additive is splash blended with a base fuel, the mixture forms into and remains a stable solution. Unlike traditional fuel additives, which are derived from petroleum, DiesoLiFTTM 10 and the PerfoLiFT BD-series are derived from a complex mixture of detergent substances (surfactant chemistry) that utilize naturally occurring fractions that are bio-degradable.

The manufacture of IFT’s additive formulations is outsourced to Multisol (France) and Air Products and Chemicals, Inc. (U.S.). These relationships allow IFT to consistently deliver quality additive formulations on a timely basis.

The commercial goal of IFT is the bulk sale (by the ton) of DiesoLiFTTM 10 and the PerfoLiFT BD-series to the following major end-users of diesel fuel and bio-diesel fuel blends:

●	railroads;
●	stationary power generation operators;
●	centrally-fueled truck/bus fleets; and
●	marine vessel operators.

IFT’s primary strategy to achieve this goal is to outsource marketing and distribution by partnering with oil companies and prominent fuel additive distribution companies with existing customers and distribution channels. For example, IFT has distribution relationships with Multisol (France), Caldic (U.K.), Nordmann Rassmann (Germany), Tide Water Oil Co. (India) and Nulon India (India).

We believe IFT has two of the top performing fuel additive technologies in the world today, DiesoLiFTTM 10 and the PerfoLiFT BD-series, that target markets where consumption is massive and growing and environmental concerns and pressures to reduce harmful emissions are real. A number of end-users and distribution partners are buying our products. In addition, we believe the time consuming process of tests and trials has generated opportunities that should produce additional revenue streams in 2011.

Recent Developments

Railroads

The Association of Train Operating Companies in the United Kingdom. (“ATOC”) and the Rail Safety and Standards Board (“RSSB”) under the independent management of world-renowned railroad consultant Interfleet Technology (“Interfleet”) has been evaluating IFT’s DiesoLiFTTM 10 fuel additive since 2005.  Four rounds of extensive laboratory testing, using strict industry protocol, clearly demonstrated that use of DiesoLiFTTM 10 not only improves fuel economy but also, and as important, has a measured effect improving engine performance and reducing carbon particulates.  In two of the laboratory tests, improvements in fuel economy of 6.9% and 5.9% were achieved. In three of the laboratory tests, a power increase ranging from 2%-3.5% was achieved.

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

●
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

●
Nordmann Rassmann (“Nordmann”): We signed a marketing and distribution agreement with Nordmann in August 2008 providing Nordmann with the right to market and sell IFT’s products in Germany, Austria, Switzerland, Sweden, Norway, Finland, Denmark, Poland, The Czech Republic, Slovakia, Slovenia, Hungary, Serbia, Romania and Bulgaria. Nordmann has introduced our products to numerous customers and made sales of the PerfoLiFT BD-series during the first quarter of 2011 and during 2010.

●
Caldic U.K. (“Caldic”): We signed a marketing and distribution agreement with Caldic in May 2008 providing Caldic with distribution rights to IFT’s products in the United Kingdom. Caldic has introduced our products to numerous end-user customers and is in the process of running field-based demonstration trials with selected end-users.

●
Tide Water Oil Co. India Ltd (“Tidewater”): Headquartered in India, Tidewater is a prominent manufacturer and distributor of additives and lubricants to the automotive and industrial markets.  Tidewater purchases and then re-packages DiesoLiFTTM 10 for sale into these targeted markets in India: power generation set users; tractor operators; the agricultural industry; and retail distribution markets. Tidewater made several purchases of DiesoLiFTTM 10 in 2010.

●
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

In Europe, the worldwide economic downturn has negatively impacted the increase in production and end-user demand for bio-diesel, and therefore, the demand for new age antioxidant products like PerfoLiFT BD-series.  We believe the proliferation of bio-diesel in Europe will continue to progress during 2011 and, through our distribution partner network, most notably Nordmann, we are well-positioned to capitalize on current demand and the anticipated increase in demand.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenues

Net revenue for the three months ended March 31, 2011 was $62,930, as compared to $48,696 for the three-month period ended March 31, 2010.  This increase is primarily due to sales to new customers subsequent to the first quarter of 2010.

Sales revenue for the three months ended March 31, 2011 and March 31, 2010, respectively, was reasonably split between sales to distributors and to end-user customers.  Sales revenue generated during the three months ended March 31, 2011 and March 31, 2010, respectively, was generated from the sale of DiesoLiFTTM 10 and the PerfoLiFT BD-series product.

Operating Expenses

Total operating expense was $570,648 for the three months ended March 31, 2011, as compared to $687,774 for the three-month period ended March 31, 2010.  This $117,126 decrease from the prior period was primarily attributable to a decrease in non-cash stock-based compensation expense, which is more fully described below.

Cost of Operations (exclusive of depreciation)

Cost of operations (exclusive of depreciation) was $43,707 for the three months ended March 31, 2011, as compared to $36,049 for the three-month period ended March 31, 2010. This increase was due to increased sales for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2011 was $525,950 (including non-cash stock-based compensation of $2,085), as compared to $650,577 (including non-cash stock-based compensation of $107,750) for the three-month period ended March 31, 2010. This decrease of $124,627 was primarily attributable to the following activities:

●
a decrease in non-cash stock-based compensation expense ($105,665) primarily due to certain option grants made to employees during 2009 that had no further expense recognition upon their June 30, 2010 vesting (approximately $81,000 of expense recorded during the first quarter of 2010) and decreased expense recognition during the first quarter of 2011 compared to the first quarter of 2010 related to first quarter 2010 modifications to certain options previously granted (approximate $18,000 decrease); and

●	a decrease in accounting fees ($23,927) primarily due to a negotiated fee reduction for our 2010 annual audit services.

Depreciation Expense

Depreciation expense was $991 and $1,148 for the three months ended March 31, 2011 and March 31, 2010, respectively.

Interest Income

Interest income was $394 and $4,714 for the three months ended March 31, 2011 and March 31, 2010, respectively.  The decrease in interest income is primarily attributable to a reduction in invested cash and cash equivalents as cash as been used to fund ongoing operations.

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

Net Loss

Net loss for the three months ended March 31, 2011 was $523,324, as compared to $650,697 for the three months ended March 31, 2010.  The decrease in net loss was primarily due to decreases in non-cash stock-based compensation expense and accounting fees, as described above.  The basic and diluted net loss per common share was $(0.01) for the three months ended March 31, 2011 and March 31, 2010, respectively.

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

Recently Issued Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial position, results of operations or cash flows.

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

To test impairment, we use the market approach to determine the fair value of IFT.  Following this approach, the fair value of the business exceeded the carrying value of the business as of March 31, 2011.  As a result, no impairment of goodwill was recorded.

Deferred income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At March 31, 2011, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.

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

While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, based on our current cash position, projected sales during 2011 and a remaining equity commitment of $1,000,000 (entered into with a related party Board member and significant shareholder of IFT during 2008), we have adequate cash and cash equivalents balances and commitments to fund operations through at least September 2011.  However, if we are unable to meet our projections and generate positive and sustainable operating cash flows by this time, we may need to raise additional capital to fund our future operations.  Our current cash and cash equivalents balance plus our remaining committed funding of $1,000,000 is not sufficient to support the remaining 2011 operations if we manufacture inventory to fulfill the requirements of a 2009 prepaid sales order with Vision Oil Services Ltd (“VOS”).  IFT would need to expend approximately $1,500,000 to manufacture inventory required to fulfill this sales order. However we have had no communication with VOS in over twenty months and believe they have ceased all activities on behalf of IFT.  It is our belief that we will never deliver this product, nor will we be requested to do so.  Nonetheless, the financial statements continue to reflect this deferred revenue pending a more formal resolution or expiration of relevant statutes of limitations.

Cash used in operating activities was $(448,659) for the three months ended March 31, 2011, compared to cash used in operating activities of $(520,748) for the three months ended March 31, 2010. The decrease in cash used in operating activities was due primarily to no Blencathia Acquisition Corporation (“Blencathia”) accrued liability payments made during the first quarter of 2011, compared to $60,000 of payments made during the first quarter of 2010.

Cash provided by investing activities was $0 for the three months ended March 31, 2011, compared to cash provided by investing activities of $1,000,000 for the three months ended March 31, 2010.  During the second quarter of 2009, we invested $3,200,000 ($3,000,000 of which had maturities greater than 90 days) of the proceeds received from earlier 2009 equity raise activities into a certificate of deposit program that was insured 100% by the Federal Deposit Insurance Corporation.  During the three months ended March 31, 2010, we redeemed $1,000,000 of investments upon maturities. These investing activities have been subsequently liquidated to fund ongoing operations.

Net cash (decreased) increased by $(448,659) and $479,252 for the three months ended March 31, 2011 and March 31, 2010, respectively.

During the three months ended March 31, 2011 and March 31, 2010, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Our working capital deficiency at March 31, 2011 was $(2,879,440), as compared to $(2,375,192) at December 31, 2010.  This decrease was primarily attributable to funding cash operating expenses for the first quarter of 2011.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011.  Based on this evaluation, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting.  Therefore, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act.  Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control-Integrated Framework, we have identified a material weakness in our internal control over financial reporting.  As a result, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During our 2009 and 2008 reviews of internal controls, management identified the following material weakness:  IFT has limited accounting personnel with sufficient expertise, accounting knowledge and training in GAAP and financial reporting requirements.  Specifically, IFT lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements.  This material weakness was not corrected during the quarter ended March 31, 2011.

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

The Remediation Plan

Some of the remediation action steps discussed in our 2010 10-K are dependent on the completion of a financing to support operations for at least two years.  As such financing has not yet been fully achieved, we have not yet been able to consider the hiring of additional accounting and finance staff with the commensurate knowledge, experience and training necessary to complement the current staff in the financial reporting functions.

During the fiscal quarter ended March 31, 2011, we were unable to further develop our financial statement closing and reporting practices to include additional levels of checks and balances in our procedures and a timely review.  The actions we plan to take are subject to continued management review supported by confirmation and testing, as well as Audit Committee oversight.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

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

(b)
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By:	/s/ Jonathan R. Burst	Date: May 16, 2011
Jonathan R. Burst
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stuart D. Beath	Date: May 16, 2011
Stuart D. Beath
Chief Financial Officer
(Principal Financial and Accounting Officer)