Form 10-Q
period 2011-06-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2011-08-15
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2011

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
_________________

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes X   No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
     (Check one) Large Accelerated Filer                                                                                                                 Accelerated Filer  __
                     Non-Accelerated Filer ___                                                                                                     Smaller Reporting Company X
                           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes___No  X

The number of shares outstanding of registrant's only class of stock as of August 11, 2011: Common stock, par value $0.01 per share – 101,792,284 shares outstanding.

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS
	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$52,817	$751,911
Accounts receivable, net	11,891	110,464
Inventory	87,912	112,430
Prepaid expenses and other assets	17,587	39,399
Total Current Assets	170,207	1,014,204

Property and equipment
Machinery, equipment and office furniture	63,706	63,706
Accumulated depreciation	(63,706)	(62,284)
Net Property and Equipment	-	1,422

Goodwill	2,211,805	2,211,805

Total Assets	$2,382,012	$3,227,431

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$261,580	$183,239
Accrued compensation	94,709	17,915
Deferred revenue (Note 7)	2,998,242	2,998,242
Note payable to a related party (Note 6)	50,000	-
Other accrued expenses (Note 5)	190,000	190,000
Total Current Liabilities	3,594,531	3,389,396

Deferred income taxes (Note 8)	562,000	530,000
Total Liabilities	4,156,531	3,919,396

Commitments and contingencies
Stockholders' equity (deficit) (Notes 4 and 5) Common stock, $0.01 par value; 150,000,000 shares authorized; 101,492,284 and 101,342,284 (net of 1,440,000 shares held in treasury) shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,029,323	1,027,823
Treasury stock (Notes 6 and 9)	(664,600)	(664,600)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	65,023,991	64,990,874
Accumulated deficit	(66,343,310)	(65,226,139)
Total Stockholders' Equity (Deficit)	(1,774,519)	(691,965)

Total Liabilities and Stockholders' Equity (Deficit)	$2,382,012	$3,227,431

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenues	$45,574	$175,395	$108,504	$224,091

Operating expenses:
Cost of operations (exclusive of depreciation)	30,363	47,275	74,070	83,324
Selling, general and administrative expense (including non-cash stock-based compensation expense) (Note 4)	592,670	582,533	1,118,620	1,233,110
Depreciation	431	1,150	1,422	2,298
Total operating expenses	623,464	630,958	1,194,112	1,318,732

Net loss from operations	(577,890)	(455,563)	(1,085,608)	(1,094,641)

Interest income	43	3,847	437	8,561

Net loss before income taxes	(577,847)	(451,716)	(1,085,171)	(1,086,080)

Income tax provision (Note 8)	16,000	16,333	32,000	32,666

Net loss	$(593,847)	$(468,049)	$(1,117,171)	$(1,118,746)

Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted-average common shares outstanding, basic and diluted	102,815,251	102,735,251	102,798,859	102,733,776

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2011
(Unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2010	102,782,284	$1,027,823	$(664,600)	$(819,923)	$64,990,874	$(65,226,139)	$(691,965)
Expense relating to non-cash stock-based compensation (Note 4)	150,000	1,500	-	-	33,117	-	34,617
Net loss	-	-	-	-	-	(1,117,171)	(1,117,171)
Balance, June 30, 2011	102,932,284	$1,029,323	$(664,600)	$(819,923)	$65,023,991	$(66,343,310)	$(1,774,519)

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net loss	$(1,117,171)	$(1,118,746)
Adjustments to reconcile net loss to net cash used in
operating activities:
Bad debt provision	88,655	-
Depreciation	1,422	2,298
Non-cash stock-based compensation	34,617	213,927
Deferred income tax provision	32,000	32,666
Change in assets and liabilities:
Accounts receivable, net	9,918	(165,542)
Accrued interest receivable	-	8,083
Inventory	24,518	17,698
Prepaid expenses and other assets	21,812	8,797
Accounts payable	78,341	(19,921)
Accrued compensation	76,794	(7,112)
Other accrued expenses	-	(90,000)
Net cash used in operating activities	(749,094)	(1,117,852)

Cash flows from investing activities:
Redemptions of certificates of deposit	-	1,000,000
Net cash provided by investing activities	-	1,000,000

Cash flows from financing activities:
Note payable from related party	50,000	-
Net cash provided by financing activities	50,000	-

Net decrease in cash and cash equivalents	(699,094)	(117,852)
Cash and cash equivalents, beginning	751,911	1,828,024
Cash and cash equivalents, ending	$52,817	$1,710,172

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year.  We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”).  We follow the same accounting policies in preparation of interim reports as we do in our annual reports.  We have evaluated subsequent events through August 15, 2011, the date these financial statements were issued.

Basic earnings per share are based upon the weighted-average number of common shares outstanding for the period.  Diluted earnings per share are based upon the weighted-average number of common and potentially dilutive common shares outstanding for the period.  Pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification subtopic (“ASC”) No. 260-10, Earnings per Share, no adjustment is made for diluted earnings per share purposes since we are reporting a net loss, and common stock equivalents would have an anti-dilutive effect.  As of June 30, 2011 and June 30, 2010, 21,543,720 and 22,583,634 shares, respectively, of common stock equivalents were excluded from the computation of diluted net loss per share since their effect would be anti-dilutive.

Note 2. Ability to Continue as a Going Concern

Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses since inception and currently have and previously from time to time have had limited funds with which to operate. Management is in the process of executing a strategy based upon marketing technologies that offer enhanced engine performance and greater fuel economy along with pollution control benefits. We have several technologies in the commercialization phase and in development. We have received necessary regulatory and commercial acceptance for our products currently in the commercialization phase. During the first quarter of 2002, we began selling our products directly to the commercial marketplace. We expect to increase our sales to the marketplace, eventually generating a level of revenues sufficient to meet our cash flow and earnings requirements.  While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that based on our recent equity raise efforts as disclosed in Note 10 (cash proceeds of $1,000,000 received subsequent to June 30, 2011), projected sales for 2011 and 2012 and a remaining equity commitment of $1,000,000 (entered into with a related party Board member and significant shareholder of IFT during 2008), we have adequate cash and cash equivalents balances and commitments to fund operations through at least June 2012.  If we are unable to meet our projections and generate positive and sustainable operating cash flows by this time, we may need to raise additional capital to fund our future operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

Note 3 – New Accounting Pronouncements

New Accounting Pronouncements Adopted

There have been no accounting pronouncements adopted during fiscal year 2011 that had a material impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial position, results of operations or cash flows.

Note 4 – Stock-based Compensation

Non-cash stock-based compensation expense recorded in the three months and six months ended June 30, 2011 and June 30, 2010 is as follows:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Awards to employees/Directors	$-	$90,657	$-	$178,201
Awards to non-employees	30,447	9,000	30,447	9,000
Stock option modifications	2,085	6,520	4,170	26,726
Total non-cash stock-based compensation expense	$32,532	$106,177	$34,617	$213,927

Employee and Director awards

No stock options were granted to employees during the first two quarters of 2011 or the second quarter of 2010.  31,200 options previously granted to an employee expired during the second quarter of 2011.

During the first quarter of 2010, 250,000 employee options were granted.  Assumptions used to determine the average fair value of these awards ($0.06 per option) included an expected term of 3.83 years, a volatility rate of 88% and a risk free interest rate of 1.86%.

In addition, during the first quarter of 2010, we modified the terms of 156,000 options that were previously granted and fully-vested to an employee.  The modification of terms for these options extended the expiration date, changed the vesting periods and reduced the exercise price to $0.48 from $1.68.  The excess of the fair value of the modified awards immediately after the modification over the fair value of the original awards immediately before the modification will result in $15,422 of non-cash stock-based compensation expense through December 31, 2011.  We have recorded $14,088 of such expense through June 30, 2011.

No options were granted to Directors for Director-related services in the first two quarters of 2011 or 2010.

Non-employee awards

The value of options and warrants issued to non-employees upon the date of issuance is expensed over the related service periods.  For non-employee options that are not subject to a performance criterion, we recompute the value of the unvested options each quarter-end and adjust the related compensation expense for the new value. That new value is based on various assumptions using end-of-quarter information. For non-employee options subject to a performance criterion, of which we had 5,200 options outstanding as of June 30, 2011, expense is recognized when it becomes probable that the performance criterion will be met.

During the second quarter of 2011, we issued 100,000 options to non-employee consultants for services.  Assumptions used to determine the average fair value of these awards ($0.06 per option) included an expected term of 5 years, a volatility rate of 93% and a risk free interest rate of 2.28%.

No stock options were granted to non-employee consultants for services during the first quarter of 2011 or first two quarters of 2010.

However, during the first quarter of 2010, we modified the terms of 416,000 options that were previously granted and fully-vested to a non-employee.  The modification of terms for these options extended the expiration date, changed the vesting periods and reduced the exercise price to $0.48 from $1.81.  The excess of the fair value of the modified awards immediately after the modification over the fair value of the original awards immediately before the modification will result in $32,439 of non-cash stock-based compensation expense through December 31, 2011.  We have recorded $29,688 of such expense through June 30, 2011.

During the second quarter of 2010 a total of 7,592,000 stock options previously granted to non-employee consultants for services expired.  4,680,000 of these options had vested before expiration.  The remaining 2,912,000 options expired prior to vesting as certain vesting triggering events were not achieved.

Other

During the second quarter of 2011, we issued 150,000 shares of our common stock to a non-employee for consulting services.

During the second quarter of 2010, we issued 30,000 shares of our common stock to non-employees for services.

No shares of our common stock were sold or issued to employees or non-employees for services during the first quarters of 2011 and 2010.

During the second quarter of 2010, 225,758 warrants related to a 2005 equity issuance expired.

No stock options were exercised during the first two quarters of 2011 or 2010.

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent.  Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock.  The remaining $350,000 obligation was reflected as a current accrued expense. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.  Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations.  Since the second half of 2009, we have made payments totaling $160,000 to the prior Blencathia owner, reducing the related current accrued expense balance to $190,000 as of June 30, 2011.

Note 6 - Equity Commitment and Related Party Transactions

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of IFT and a holder of over 5% of our common stock. Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in IFT, at such time or times as we may request, in the form of a purchase or purchases of restricted common stock of IFT. IFT may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000.  If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of shares of restricted common stock of IFT equal to the value of the investment then provided to IFT. The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on The OTC Bulletin Board on the date of the sale.  There is no stipulation regarding the duration of this commitment.  The total amount available under this commitment is $1,000,000 as of June 30, 2011.

On June 30, 2011, Jonathan R. Burst, our Board chairman and chief executive officer, loaned us $50,000.  In exchange for the receipt by us of $50,000, we delivered to Mr. Burst a promissory note in favor of Mr. Burst in the principal amount of $50,000.  The promissory note was to be repaid at the earlier of (i) receipt of proceeds from an equity capital raise that was expected to be ongoing during the second and third quarters of 2011, or (ii) August 1, 2011.  Pursuant to the terms of the promissory note, the note would not bear interest unless both parties agreed at a future date that the note should begin accruing interest.  We repaid the loan in full on July 25, 2011, upon our receipt of equity funding, and the promissory note was canceled.

Note 7 – Deferred Revenue

On February 26, 2009, we received the first purchase order pursuant to a Memorandum of Understanding (“MOU”) with Libya Oil Holdings Limited, Tamoil, Libya Africa Investment Portfolio and Vision Oil Services Ltd (“VOS”). Pursuant to the MOU, VOS paid for the purchase of 600 metric tons of DiesoLiFTTM 10 at a price of 6,000 Euros (approximately $7,600) per metric ton from IFT. We received cash proceeds of approximately $3 million from VOS in February 2009, net of the related selling expenses, for this purchase order and would expect a net cash margin of approximately $1.5 million if the product is ever manufactured and delivered. We will recognize gross revenues of approximately $4.5 million if the product is ever delivered. No such revenues have been recorded and we have had no communication with VOS in over twenty-four months and believe they have ceased all activities on behalf of IFT.  It is our belief that we will never deliver this product, nor will we be requested to do so.  Nonetheless, the financial statements continue to reflect this deferred revenue pending a more formal resolution or expiration of relevant statutes of limitations.

Note 8 – Income Taxes

We file income tax returns in various federal, state and local jurisdictions.  At June 30, 2011, and December 31, 2010, we had potential federal and state income tax benefits from net operating loss carry-forwards, which expire in various years beginning in 2012 and ending in 2030.  Net operating loss carry-forwards available to us for Federal tax purposes are approximately $42 million as of June 30, 2011.

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

No uncertain tax positions have been identified through June 30, 2011.  If we did identify any uncertain tax positions, any accrued interest related to unrecognized tax expenses and penalties would be recorded in income tax expense.

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

Note 10 – Subsequent Events

On August 9, 2011, we completed the sale of 10,283,000 restricted shares of IFT common stock, along with warrants to purchase an additional 2,570,750 shares of our common stock to a small group of accredited investors (“Investors”) for an aggregate purchase price of $1,028,300 (the “Equity Transaction”).

The warrants granted to the Investors have an exercise price of $0.25, vest immediately and expire on July 31, 2016.

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

To date, our commercialization efforts have focused primarily on two proprietary products: DiesoLiFTTM 10 and the PerfoLiFTTM BD-Series. DiesoLiFTTM 10 was developed to increase fuel economy, reduce harmful emissions and reduce maintenance costs when mixed with diesel fuel and bio-diesel fuel blends. The PerfoLiFTTM BD-Series was developed to address oxidation stability and deposit formation control issues associated with bio-diesel fuel use, both pure or in blends.

The potential market for DiesoLiFTTM 10 and the PerfoLiFTTM BD-Series is massive. Virtually every gallon of diesel and bio-diesel fuel consumed in the world today is a potential market for IFT fuel additive technologies.

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

For example, DiesoLiFTTM 10 has been tested at the following independent test laboratories and has consistently demonstrated the ability to increase fuel economy, on average by 5%:

•	mi Technology, United Kingdom;
•	Southwest Research Institute, United States;
•	Forest Engineering Research Institute of Canada – FERIC;
•	Motive Power, United States;
•	Gerotek, South Africa;
•	Prodrive Ltd, United Kingdom;
•	Technological Institute for Development - LacTec, Brazil;
•	Technological Research Institute (IPT) of São Paulo, Brazil;
•	MTEC, Thailand; and
•	Tsinghua University, China.

In addition, numerous field trials all over the world have validated these independent laboratories’ test results. DiesoLiFTTM 10 has been tested in the field with road transport, rail and stationary power generation applications and has consistently demonstrated the ability to improve fuel economy, on average by 5%.

The PerfoLiFTTM BD-Series has been tested at the following independent test laboratories and has consistently demonstrated that it is the top performing fuel additive technology in the market today for addressing oxidation stability and deposit formation control in bio-diesel fuel blends:

•	BfB Laboratories, Belgium;
•	National Institute of Technology – INT, Brazil; and
•	Montana State University – Northern, United States.

Both products are easy to use. Once the additive is splash blended with a base fuel, the mixture forms into and remains a stable solution. Unlike traditional fuel additives, which are derived from petroleum, DiesoLiFTTM 10 and the PerfoLiFTTM BD-Series are derived from a complex mixture of detergent substances (surfactant chemistry) that utilize, in part, naturally occurring fractions that are bio-degradable.

The manufacture of IFT’s additive formulations is outsourced to Multisol (France) and Air Products and Chemicals, Inc. (U.S.). These relationships allow IFT to consistently deliver quantities of quality additive formulations on a timely basis.

The commercial goal of IFT is the bulk sale (by the ton) of DiesoLiFTTM 10 and the PerfoLiFTTM BD-Series to the following major end-users of diesel fuel and bio-diesel fuel blends:

•	railroads;
•	stationary power generation operators;
•	centrally-fueled truck/bus fleets; and
•	marine vessel operators.

IFT’s primary strategy to achieve this goal is to outsource marketing and distribution by partnering with oil companies and prominent fuel additive distribution companies with existing customers and distribution channels. For example, IFT has distribution relationships with Multisol (France), Unipart Rail (U.K.), Caldic (U.K.), Nordmann Rassmann (Germany), Tide Water Oil Co. (India) and Nulon India (India).

We believe IFT has two of the top performing fuel additive technologies in the world today, DiesoLiFTTM 10 and the PerfoLiFTTM BD-Series, that target markets where consumption is massive and growing and environmental concerns and pressures to reduce harmful emissions are real. A number of end-users and distribution partners are buying our products. In addition, we believe the time consuming process of tests and trials has generated opportunities that should produce additional revenue streams in the second half of 2011.

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

Commercial discussions with numerous ATOC members have been ongoing and one operator has already placed two purchase orders for DiesoLiFTTM 10.  We expect numerous other ATOC members to place orders and begin using DiesoLiFTTM 10 throughout the second half of 2011.

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

•
Unipart Rail: We signed a marketing and distribution agreement with Unipart in June 2011 providing Unipart with the rights to sell IFT’s products to the U.K. rail market. Unipart and IFT have already had numerous joint meetings with prospective end-user accounts.

•
Nordmann Rassmann (“Nordmann”): We signed a marketing and distribution agreement with Nordmann in August 2008 providing Nordmann with the right to market and sell IFT’s products in Germany, Austria, Switzerland, Sweden, Norway, Finland, Denmark, Poland, The Czech Republic, Slovakia, Slovenia, Hungary, Serbia, Romania and Bulgaria. Nordmann has introduced our products to numerous customers and made sales of the PerfoLiFTTM BD-Series during the first two quarters of 2011 and during 2010.

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

PerfoLiFTTM BD-Series

Extensive research, development, product validation testing and “no harm” testing has been completed. The PerfoLiFTTM BD-Series has clearly demonstrated that it is a top performing technology in the market.  Two products in the PerfoLiFTTM BD-Series, PerfoLiFTTM BD-3 and PerfoLiFTTM BD-4, have received the coveted “No Harm & Relative Efficiency” certification from the AGQM under its renowned “No Harm and Efficiency” program. The Association for the Quality of Bio-diesel, or AGQM, is an independent German-based organization formed in 1999 to monitor the quality of bio-diesel. The product has already been approved for use by a number of bio-diesel producers around the world. IFT distribution partners have begun to market and sell the product in their respective territories.

In Brazil, IFT has received purchase orders from Petrobras for PerfoLiFTTM BD-4 and Bio Capital for PerfoLiFTTM BD-7.

In Europe, the worldwide economic downturn has negatively impacted the increase in production and end-user demand for bio-diesel, and therefore, the demand for new age antioxidant products like the PerfoLiFTTM BD-Series.  We believe the proliferation of bio-diesel in Europe will continue to progress during 2011 and, through our distribution partner network, most notably Nordmann, we are well-positioned to capitalize on current demand and the anticipated increase in demand.

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

Results of Operations

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

Revenues

Net revenue for the three months ended June 30, 2011 was $45,574, as compared to $175,395 for the three-month period ended June 30, 2010.  This decrease is primarily attributable to decreased sales to our distributor network in India (approximately $153,000 for the comparable periods), partially offset by increases in PerfoLIFTTM BD-Series sales of approximately $28,000 for the comparable periods. Sales revenue for the three months ended June 30, 2011 was evenly split between sales to distributors and to end-user customers.  Sales revenue for the three months ended June 30, 2010 was split between sales to distributors (90%) and to end-user customers (10%).  Sales revenue generated during the three months ended June 30, 2011 and June 30, 2010, respectively, was primarily generated from the sale of DiesoLiFTTM 10 and the PerfoLiFTTM BD-Series.

Net revenue for the six months ended June 30, 2011 was $108,504, as compared to $224,091 for the six-month period ended June 30, 2010.  Sales revenue for the six months ended June 30, 2011 was evenly split between sales to distributors and to end-user customers.  Sales revenue for the six months ended June 30, 2010 was split between sales to distributors (64%) and to end-user customers (36%).  Sales revenue generated during the first six months of 2011 and 2010 was primarily generated from the sale of DiesoLiFTTM 10 and the PerfoLiFTTM BD-Series.

Operating Expenses

Total operating expense was $623,464 for the three months ended June 30, 2011, as compared to $630,958 for the three-month period ended June 30, 2010.  This $7,494 decrease from the prior period was primarily attributable to a decrease in non-cash stock-based compensation expense, research and development and consulting fees, partially offset by increases in bad debt expense and legal expense, which is more fully described below.

Total operating expense was $1,194,112 for the six months ended June 30, 2011, as compared to $1,318,732 for the six-month period ended June 30, 2010. This $124,620 decrease from the prior period was primarily attributable to decreases in non-cash stock-based compensation expense, research and development and consulting fees, partially offset by increases in bad debt expense and legal expense. These fluctuations are more fully described below.

Cost of Operations (exclusive of depreciation)

Cost of operations (exclusive of depreciation) was $30,363 for the three months ended June 30, 2011, as compared to $47,275 for the three-month period ended June 30, 2010. This decrease was due to decreased sales for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, partially offset by the use of very low cost inventory supplied from a former distributor to source certain second quarter 2010 sales.

Cost of operations (exclusive of depreciation) was $74,070 for the six months ended June 30, 2011, as compared to $83,324 for the six-month period ended June 30, 2010. This decrease was due to decreased sales in the first six months ended June 30, 2011 compared to the first six months ended June 30, 2010, partially offset by the use of very low cost inventory supplied from a former distributor to source certain second quarter 2010 sales.

Our gross margin percentages for the three and six months ending June 30, 2010 were favorably impacted by a very low cost re-purchase of existing DiesoLiFT™ 10 from a former distributor in the second quarter of 2010.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2011 was $592,670 (including non-cash stock-based compensation of $32,532), as compared to $582,533 (including non-cash stock-based compensation of $106,177) for the three-month period ended June 30, 2010. This increase of $10,137 was primarily attributable to the following activities:

•	an increase in bad debt expense ($88,655) related to product previously sold to a distributor for which we have not yet collected payment;
•	an increase in legal fees ($32,097) primarily due to increased intellectual property efforts in Asia and the Far East;
•
a decrease in non-cash stock-based compensation expense ($73,645) primarily due to certain option grants made to employees during 2009 that had no further expense recognition upon their June 30, 2010 vesting (approximately $91,000 of expense recorded during the second quarter of 2010) and a second quarter 2010 non-employee equity grant in which we immediately recorded $9,000 and had no subsequent expense recognition, partially offset by second quarter 2011 equity grants to non-employees that immediately triggered approximately $30,000 of related expense; and

•	a decrease in research and development expense ($30,623) primarily due to extensive United Kingdom rail testing performed during the second quarter of 2010; and
•	a decrease in other consulting fees ($15,600) due to a reduction in scope effective August 2010 for certain commercial activities in North and South America.

Selling, general and administrative expense for the six months ended June 30, 2011 was $1,118,620 (including non-cash stock-based compensation of $34,617), as compared to $1,233,110 (including non-cash stock-based compensation of $213,927) for the six-month period ended June 30, 2010. This decrease of $114,490 was primarily attributable to the following activities:

•
a decrease in non-cash stock-based compensation expense ($179,310) primarily related to the certain option grants made to employees during 2009 that had no further expense recognition upon their June 30, 2010 vesting (approximately $178,000 of expense recorded during the first two quarters of 2010);

•	a decrease in other consulting fees ($31,200) due to a reduction in in scope effective August 2010 for certain commercial activities in North and South America;
•	a decrease in research and development expense ($26,603) primarily due to extensive United Kingdom rail testing performed during the second quarter of 2010;
•	an increase in bad debt expense ($88,655) related to product previously sold to a distributor for which we have not yet collected payment; and
•
an increase in legal expense ($43,598) primarily due to increased intellectual property efforts in Asia and the Far East during the second quarter of 2011 and increased SEC legal fees related to our 2011 equity raise efforts.

Depreciation Expense

Depreciation expense was $431 and $1,150 for the three months ended June 30, 2011 and June 30, 2010, respectively.

Depreciation expense was $1,422 and $2,298 for the six months ended June 30, 2011 and June 30, 2010, respectively.

Interest Income

Interest income was $43 and $3,847 for the three months ended June 30, 2011 and June 30, 2010, respectively.

Interest income for the six months ended June 30, 2011 was $437, as compared to $8,561 for the six-month period ended June 30, 2010.   The decrease in interest income is primarily attributable to a reduction in invested cash and cash equivalents as cash has been used to fund ongoing operations.

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

Net Loss

Net loss for the three months ended June 30, 2011 was $593,847, as compared to $468,049 for the three months ended June 30, 2010.  The increase in net loss was primarily due to reduced gross margin due to reduced sales for the comparable period; increases in bad debt expense and legal expense, partially offset by decreases in non-cash stock-based compensation expense, research and development expense and other consulting fees, as described above.  The basic and diluted net loss per common share for the three months ended June 30, 2011 and June 30, 2010 was $(0.01) and $(0.00), respectively.

Net loss for the six months ended June 30, 2011 was $1,117,171, as compared to a net loss of $1,118,746 for the six months ended June 30, 2010. The slight decrease in net loss was primarily due to decreases in non-cash stock-based compensation expense, other consulting fees, and research development expense, partially offset by a reduced gross margin due to reduced sales for the comparable period and increases in bad debt expense and legal expense, as described above. The basic and diluted net loss per common share for both the six months ended June 30, 2011 and 2010 was $(0.01).

New Accounting Pronouncements

New Accounting Pronouncements Adopted

There have been no accounting pronouncements adopted during fiscal year 2011 that had a material impact on our financial position, results of operations or cash flows.

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

To test impairment, we use the market approach to determine the fair value of IFT.  Following this approach, the fair value of the business exceeded the carrying value of the business as of June 30, 2011.  As a result, no impairment of goodwill was recorded.

Deferred income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At June 30, 2011, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.

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

While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that based on our recent equity raise efforts as disclosed in Note 10 to our unaudited financial statements for the quarter ended June 30, 2011 (cash proceeds of $1,000,000 received subsequent to June 30, 2011), projected sales for 2011 and 2012 and a remaining equity commitment of $1,000,000 (entered into with a related party Board member and significant shareholder of IFT during 2008), we have adequate cash and cash equivalents balances and commitments to fund operations through at least June 2012.  If we are unable to meet our projections and generate positive and sustainable operating cash flows by this time, we may need to raise additional capital to fund our future operations.

Our current cash and cash equivalents balance plus our remaining committed funding of $1,000,000 is not sufficient to support our remaining 2011 operations if we manufacture inventory to fulfill the requirements of a 2009 prepaid sales order with Vision Oil Services Ltd (“VOS”).  IFT would need to expend approximately $1,500,000 to manufacture inventory required to fulfill this sales order. However we have had no communication with VOS in over twenty-four months and believe they have ceased all activities on behalf of IFT.  It is our belief that we will never deliver this product, nor will we be requested to do so.  Nonetheless, the financial statements continue to reflect this deferred revenue pending a more formal resolution or expiration of relevant statutes of limitations.

Cash used in operating activities was $(749,094) for the six months ended June 30, 2011, compared to cash used in operating activities of $(1,117,852) for the six months ended June 30, 2010. The decrease in cash used in operating activities was due primarily to no Blencathia Acquisition Corporation (“Blencathia”) accrued liability payments made during the first two quarters of 2011, compared to $90,000 of payments made during the first two quarters of 2010 and increases in accrued compensation ($76,794)  and accounts payable ($78,341) due to timing of payments.

Cash provided by investing activities was $0 for the six months ended June 30, 2011, compared to cash provided by investing activities of $1,000,000 for the six months ended June 30, 2010.  During the second quarter of 2009, we invested $3,200,000 ($3,000,000 of which had maturities greater than 90 days) of the proceeds received from earlier 2009 equity raise activities into a certificate of deposit program that was insured 100% by the Federal Deposit Insurance Corporation.  During the six months ended June 30, 2010, we redeemed $1,000,000 of investments upon maturities. These investing activities have been subsequently liquidated to fund ongoing operations.

Cash provided by financing activities was $50,000 for the six months ended June 30, 2011, compared to $0 cash provided by financing activities for the six months ended June 30, 2010.  This increase is attributable to proceeds from a loan with Jonathan R. Burst.  On June 30, 2011, Mr. Burst, our Board chairman and chief executive officer, loaned us $50,000.  In exchange for the receipt by us of $50,000, we delivered to Mr. Burst a promissory note in favor of Mr. Burst in the principal amount of $50,000.  The promissory note was to be repaid at the earlier of (i) receipt of proceeds from an equity capital raise that was expected to be ongoing during the second and third quarters of 2011, or (ii) August 1, 2011.  Pursuant to the terms of the promissory note, the note would not bear interest unless both parties agreed at a future date that the note should begin accruing interest.  We repaid the loan in full on July 25, 2011, upon our receipt of equity funding, and the promissory note was canceled.

Net cash decreased by $(699,094) and $(117,852) for the six months ended June 30, 2011 and June 30, 2010, respectively.

During the six months ended June 30, 2011 and June 30, 2010, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Our working capital deficiency at June 30, 2011 was $(3,424,324), as compared to $(2,375,192) at December 31, 2010.  This decrease was primarily attributable to funding cash operating expenses for the first two quarters of 2011.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011.  Based on this evaluation, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting. Therefore, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at June 30, 2011.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act.  Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control-Integrated Framework, we have identified a material weakness in our internal control over financial reporting.  As a result, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During our 2009 and 2008 reviews of internal controls, management identified the following material weakness:  IFT has limited accounting personnel with sufficient expertise, accounting knowledge and training in GAAP and financial reporting requirements.  Specifically, IFT lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements.  This material weakness was not corrected during the quarter ended June 30, 2011.

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

Management has discussed the material weakness and related corrective actions with our Audit Committee and our independent registered public accounting firm.  Other than as described above, we are not aware of any other material weakness in our internal control over financial reporting.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

During the fiscal quarter ended June 30, 2011, we were unable to further develop our financial statement closing and reporting practices to include additional levels of checks and balances in our procedures and a timely review.  The actions we plan to take are subject to continued management review supported by confirmation and testing, as well as Audit Committee oversight.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various lawsuits and claims with respect to matters arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes, after consulting with counsel, that it is more likely than not that the ultimate liabilities resulting from such lawsuits and claims will not materially affect our financial position, results of operations or cash flows.

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

Item 5.  Other Information

On June 30, 2011, Jonathan R. Burst, our Board chairman and chief executive officer, agreed to loan us $50,000.  In exchange for the receipt by us of $50,000, we delivered to Mr. Burst a promissory note in favor of Mr. Burst in the principal amount of $50,000.  The promissory note was to be repaid at the earlier of (i) receipt of proceeds from an equity capital raise that was ongoing during the second and third quarters of 2011, or (ii) August 1, 2011.  Pursuant to the terms of the promissory note, the note would not bear interest unless both parties agreed at a future date that the note should begin accruing interest.  We repaid the loan in full on July 25, 2011, upon our receipt of equity funding, and the promissory note was canceled.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2011.

We are advancing the date of our 2011 annual meeting of stockholders (the “2011 annual meeting”).  The 2011 annual meeting will be held on October 28, 2011.  The deadlines for submission of stockholder proposals have not changed. Therefore, the deadline for receipt of stockholder proposals intended to be presented at the 2011 annual meeting and included in the Board's proxy statement and on the proxy card was July 4, 2011.  A stockholder proposal that will not appear in the proxy statement may be considered at a meeting of stockholders only if we have received timely notice of the proposal.  In order to be timely, for the 2011 annual meeting, we must receive notice of the proposal no later than September 17, 2011.

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

INTERNATIONAL FUEL TECHNOLOGY, INC. (Registrant)

By:	/s/ Jonathan R. Burst	Date:	August 15, 2011
Jonathan R. Burst
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stuart D. Beath	Date:	August 15, 2011
Stuart D. Beath
Chief Financial Officer
(Principal Financial and Accounting Officer)