Form 10-Q
period 2011-09-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2011-11-14
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ______________

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
_________________

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one) Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes      ☐       No     ☒

The number of shares outstanding of registrant's only class of stock as of November 11, 2011: Common stock, par value $0.01 per share – 112,525,284 shares outstanding.

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS
	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$533,677	$751,911
Accounts receivable, net	60,631	110,464
Inventory	80,639	112,430
Prepaid expenses and other assets	19,382	39,399
Total Current Assets	694,329	1,014,204

Property and equipment
Machinery, equipment and office furniture	63,706	63,706
Accumulated depreciation	(63,706)	(62,284)
Net Property and Equipment	-	1,422

Goodwill	2,211,805	2,211,805

Total Assets	$2,906,134	$3,227,431

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$274,540	$183,239
Accrued compensation	133,782	17,915
Deferred revenue (Note 7)	2,998,242	2,998,242
Other accrued expenses (Note 5)	190,000	190,000
Total Current Liabilities	3,596,564	3,389,396

Deferred income taxes (Note 8)	578,999	530,000
Total Liabilities	4,175,563	3,919,396

Commitments and contingencies
Stockholders' equity (deficit) (Notes 4 and 5) Common stock, $0.01 par value; 150,000,000 shares authorized; 112,525,284 and 101,342,284 (net of 1,440,000 shares held in treasury) shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,139,653	1,027,823
Treasury stock	(664,600)	(664,600)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	66,090,777	64,990,874
Accumulated deficit	(67,015,336)	(65,226,139)
Total Stockholders' Equity (Deficit)	(1,269,429)	(691,965)

Total Liabilities and Stockholders' Equity (Deficit)	$2,906,134	$3,227,431

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenues	$59,281	$5,301	$167,785	$229,392

Operating expenses:
Cost of operations (exclusive of depreciation)	41,396	2,451	115,466	85,775
Selling, general and administrative expense (including non-cash stock-based compensation expense) (Note 4)	673,815	574,146	1,792,435	1,807,256
Depreciation	-	1,148	1,422	3,446
Total operating expenses	715,211	577,745	1,909,323	1,896,477

Net loss from operations	(655,930)	(572,444)	(1,741,538)	(1,667,085)

Interest income	237	952	674	9,513

Net loss before income taxes	(655,693)	(571,492)	(1,740,864)	(1,657,572)

Income tax provision (Note 8)	16,333	16,334	48,333	49,000

Net loss	$(672,026)	$(587,826)	$(1,789,197)	$(1,706,572)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted-average common shares outstanding, basic and diluted	111,144,936	102,762,284	105,611,456	102,743,383

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2011
(Unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2010	102,782,284	$1,027,823	$(664,600)	$(819,923)	$64,990,874	$(65,226,139)	$(691,965)
Proceeds from issuances of stock (Note 4)	10,283,000	102,830	-	-	925,470	-	1,028,300
Common shares issued for services (Note 4)	900,000	9,000	-	-	159,000	-	168,000
Expense relating to non-cash stock-based compensation (Note 4)	-	-	-	-	15,433	-	15,433
Net loss	-	-	-	-	-	(1,789,197)	(1,789,197)
Balance, September 30, 2011	113,965,284	$1,139,653	$(664,600)	$(819,923)	$66,090,777	$(67,015,336)	$(1,269,429)

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Cash flows from operating activities:
Net loss
Adjustments to reconcile net loss to net cash used in
operating activities:	$(1,789,197)	$(1,706,572)
Bad debt provision	88,655	-
Depreciation	1,422	3,446
Non-cash stock-based compensation	183,433	220,370
Deferred income tax provision	48,999	49,000
Change in assets and liabilities:
Accounts receivable, net	(38,822)	(88,049)
Accrued interest receivable	-	8,052
Inventory	31,791	21,938
Prepaid expenses and other assets	20,017	8,246
Accounts payable	91,301	(32,962)
Accrued compensation	115,867	22,352
Other accrued expenses	-	(120,000)
Net cash used in operating activities	(1,246,534)	(1,614,179)

Cash flows from investing activities:
Redemptions of certificates of deposit	-	1,000,000
Net cash provided by investing activities	-	1,000,000

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,028,300	-
Net cash provided by financing activities	1,028,300	-

Net decrease in cash and cash equivalents	(218,234)	(614,179)
Cash and cash equivalents, beginning	751,911	1,828,024
Cash and cash equivalents, ending	$533,677	$1,213,845

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year.  We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”).  We follow the same accounting policies in preparation of interim reports as we do in our annual reports.  We have evaluated subsequent events through November 14, 2011, the date these financial statements were issued.

Basic earnings per share are based upon the weighted-average number of common shares outstanding for the period.  Diluted earnings per share are based upon the weighted-average number of common and potentially dilutive common shares outstanding for the period.  Pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification subtopic (“ASC”) No. 260-10, Earnings per Share, no adjustment is made for diluted earnings per share purposes since we are reporting a net loss, and common stock equivalents would have an anti-dilutive effect.  As of September 30, 2011 and September 30, 2010, 24,036,470 and 21,548,920 shares, respectively, of common stock equivalents were excluded from the computation of diluted net loss per share since their effect would be anti-dilutive.

Note 2. Ability to Continue as a Going Concern

Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses since inception and currently have and previously from time to time have had limited funds with which to operate. Management is in the process of executing a strategy based upon marketing technologies that offer enhanced engine performance and greater fuel economy along with pollution control benefits. We have several technologies in the commercialization phase and in development. We have received necessary regulatory and commercial acceptance for our products currently in the commercialization phase. During the first quarter of 2002, we began selling our products directly to the commercial marketplace. We expect to increase our sales to the marketplace, eventually generating a level of revenues sufficient to meet our cash flow and earnings requirements.  While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that based on our recent equity raise efforts (cash proceeds of $1,028,300 received during the third quarter of 2011), projected sales for 2011 and 2012 and a remaining equity commitment of $1,000,000 (entered into with a related party Board member and significant shareholder of IFT during 2008), we have adequate cash and cash equivalents balances and commitments to fund operations through at least June 2012.  If we are unable to meet our projections and generate positive and sustainable operating cash flows by this time, we may need to raise additional capital to fund our future operations.

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

Recently Issued Accounting Pronouncements

ASC 350 – In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” to simplify how entities test goodwill for impairment. This guidance permits an entity to assess qualitative factors to determine whether it is more likely than not (defined as more than fifty percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current two-step goodwill impairment test. The two-step goodwill impairment test is only required if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This guidance is efective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with earlier adoption permitted. The adoption of this guidance will not have a material effect on our financial position, results of operations or cash flows.

ASC 820—In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which generally represents clarifications of Topic 820, “Fair Value Measurements”, but also includes certain instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). This ASU is effective prospectively for interim and annual periods beginning after December 15, 2011 with earlier application not permitted. We do not expect that the adoption of this guidance will have a material effect on our financial position, results of operations or cash flows.

Note 4 – Equity and Stock-based Compensation

Non-cash stock-based compensation expense recorded in the three and nine months ended September 30, 2011 and September 30, 2010 is as follows:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Awards to employees/Directors	$-	$-	$-	$178,201
Awards to non-employees	144,000	-	174,448	9,000
Stock option modifications	4,815	6,443	8,985	33,169
Total non-cash stock-based compensation expense	$148,815	$6,443	$183,433	$220,370

Employee and Director awards

No stock options were granted to employees during the first three quarters of 2011 or the second and third quarters of 2010.  31,200 options previously granted to an employee expired during the second quarter of 2011.  78,000 options previously granted to an employee expired during the third quarter of 2011.

During the first quarter of 2010, 250,000 employee options were granted.  Assumptions used to determine the average fair value of these awards ($0.06 per option) included an expected term of 3.83 years, a volatility rate of 88% and a risk free interest rate of 1.86%.

In addition, during the first quarter of 2010, we modified the terms of 156,000 options that were previously granted and fully-vested to an employee.  The modification of terms for these options extended the expiration date, changed the vesting periods and reduced the exercise price to $0.48 from $1.68.  The excess of the fair value of the modified awards immediately after the modification over the fair value of the original awards immediately before the modification will result in $15,422 of non-cash stock-based compensation expense through December 31, 2011.  We have recorded $14,759 of such expense through September 30, 2011.

No options were granted to Directors for Director-related services in the first three quarters of 2011 or 2010.

Non-employee awards

The value of options and warrants issued to non-employees upon the date of issuance is expensed over the related service periods.  For non-employee options that are not subject to a performance criterion, we recompute the value of the unvested options each quarter-end and adjust the related compensation expense for the new value. That new value is based on various assumptions using end-of-quarter information. For non-employee options subject to a performance criterion, of which we had 5,200 options outstanding as of September 30, 2011, expense is recognized when it becomes probable that the performance criterion will be met.

During the second quarter of 2011, we issued 100,000 options to non-employee consultants for services.  Assumptions used to determine the average fair value of these awards ($0.06 per option) included an expected term of 5 years, a volatility rate of 93% and a risk free interest rate of 2.28%.

No stock options were granted to non-employee consultants for services during the first quarter of 2011, the third quarter of 2011, or the first three quarters of 2010.

However, during the first quarter of 2010, we modified the terms of 416,000 options that were previously granted and fully-vested to a non-employee.  The modification of terms for these options extended the expiration date, changed the vesting periods and reduced the exercise price to $0.48 from $1.81.  The excess of the fair value of the modified awards immediately after the modification over the fair value of the original awards immediately before the modification will result in $44,215 of non-cash stock-based compensation expense through December 31, 2011.  We have recorded $42,213 of such expense through September 30, 2011.

During the first quarter of 2011, a total of 104,000 stock options previously granted to non-employee consultants for services expired.  These options had vested before expiration.

During the third quarter of 2010, a total of 104,000 stock options previously granted to non-employee consultants for services expired. These options had vested before expiration.

During the second quarter of 2010, a total of 7,592,000 stock options previously granted to non-employee consultants for services expired.  4,680,000 of these options had vested before expiration.  The remaining 2,912,000 options expired prior to vesting as certain vesting triggering events were not achieved.

Other

During the third quarter of 2011, we received proceeds of $1,028,300 for the sale of 10,283,000 restricted shares of our common stock to a small group of accredited investors.  In connection with this equity raise, we issued warrants to purchase an additional 2,570,750 shares of our common stock at a price of $0.25 per share. The warrants became immediately exercisable upon issuance and expire on July 31, 2016.

During the third quarter of 2011, we issued a total of 750,000 shares of our common stock to a non-employee for consulting services and recorded $144,000 of non-cash stock-based compensation expense.

During the second quarter of 2011, we issued 150,000 shares of our common stock to a non-employee for consulting services and recorded $24,000 of non-cash stock-based compensation expense.

During the second quarter of 2010, we issued 30,000 shares of our common stock to non-employees for services and recorded $9,000 of non-cash stock-based compensation expense.

No shares of our common stock were sold or issued to employees for services during the first three quarters of 2011.   No shares of our common stock were sold or issued to non-employees for services during the first or third quarters of 2010.

During the second and third quarters of 2010, 225,758 and 930,714 of warrants related to a 2005 equity issuance expired, respectively.

No stock options were exercised during the first three quarters of 2011 or 2010.

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent.  Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock.  The remaining $350,000 obligation was reflected as a current accrued expense. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.  Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations.  Since the second half of 2009, we have made payments totaling $160,000 to the prior Blencathia owner, reducing the related current accrued expense balance to $190,000 as of September 30, 2011.

Note 6 - Equity Commitment and Related Party Transactions

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of IFT and a holder of over 5% of our common stock. Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in IFT, at such time or times as we may request, in the form of a purchase or purchases of restricted common stock of IFT. IFT may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000.  If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of shares of restricted common stock of IFT equal to the value of the investment then provided to IFT. The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on The OTC Bulletin Board on the date of the sale.  There is no stipulation regarding the duration of this commitment.  The total amount available under this commitment is $1,000,000 as of September 30, 2011.

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

Note 7 – Deferred Revenue

On February 26, 2009, we received the first purchase order pursuant to a Memorandum of Understanding (“MOU”) with Libya Oil Holdings Limited, Tamoil, Libya Africa Investment Portfolio and Vision Oil Services Ltd (“VOS”). Pursuant to the MOU, VOS paid for the purchase of 600 metric tons of DiesoLiFTTM 10 at a price of 6,000 Euros (approximately $7,600) per metric ton from IFT. We received cash proceeds of approximately $3 million from VOS in February 2009, net of the related selling expenses, for this purchase order and would expect a net cash margin of approximately $1.5 million if the product is ever manufactured and delivered. We will recognize gross revenues of approximately $4.5 million if the product is ever delivered. No such revenues have been recorded and we have had no communication with VOS in over two years and believe they have ceased all activities on behalf of IFT.  It is our belief that we will never deliver this product, nor will we be requested to do so.  Nonetheless, the financial statements continue to reflect this deferred revenue pending a more formal resolution or expiration of relevant statutes of limitations.

Note 8 – Income Taxes

We file income tax returns in various federal, state and local jurisdictions.  At September 30, 2011, and December 31, 2010, we had potential federal and state income tax benefits from net operating loss carry-forwards, which expire in various years beginning in 2012 and ending in 2030.  Net operating loss carry-forwards available to us for Federal tax purposes are approximately $42 million as of September 30, 2011.

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

No uncertain tax positions have been identified through September 30, 2011.  If we did identify any uncertain tax positions, any accrued interest related to unrecognized tax expenses and penalties would be recorded in income tax expense.

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

Forward-looking Statements and Associated Risks

This quarterly report on Form 10-Q contains forward-looking statements that are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control, including, but not limited to, economic, competitive and other factors affecting our operations, markets, products and services, expansion strategies and other factors described elsewhere in this report and documents filed by us with the Securities and Exchange Commission (“SEC”), including in our 2010 10-K under the “Risk Factors” section.  Actual results could differ materially from these forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, prove accurate.  We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

IFT’s primary strategy to achieve this goal is to outsource marketing and distribution by partnering with oil companies and prominent fuel additive distribution companies with existing customers and distribution channels. For example, IFT has distribution relationships with Multisol (France), Unipart Rail (U.K.), Caldic (U.K.), Nordmann Rassmann (Germany) and Tide Water Oil Co. (India).

We believe IFT has two of the top performing fuel additive technologies in the world today, DiesoLiFTTM 10 and the PerfoLiFTTM BD-Series, that target markets where consumption is massive and growing and environmental concerns and pressures to reduce harmful emissions are real. A number of end-users and distribution partners are buying our products. In addition, we believe the time consuming process of tests and trials has generated opportunities that should produce additional revenue streams in the last quarter of 2011 and during 2012.

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

Commercial discussions with numerous ATOC members have been ongoing and one operator has already placed four purchase orders for DiesoLiFTTM 10.  We expect numerous other ATOC members to place orders and begin using DiesoLiFTTM 10 in the next three to six months.

In addition, due to our progress and success with ATOC, we are in discussions with numerous European rail operators and two of these operators have already commenced with DiesoLiFTTM usage in field validation programs.  We are also in the evaluation process with one of the largest rail operators in Brazil.

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

•
Nordmann Rassmann (“Nordmann”): We signed a marketing and distribution agreement with Nordmann in August 2008 providing Nordmann with the right to market and sell IFT’s products in Germany, Austria, Switzerland, Sweden, Norway, Finland, Denmark, Poland, The Czech Republic, Slovakia, Slovenia, Hungary, Serbia, Romania and Bulgaria. Nordmann has introduced our products to numerous customers and made sales of the PerfoLiFTTM BD-Series during the first three quarters of 2011 and during 2010.

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

PerfoLiFTTMBD-Series

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

In Brazil, IFT is currently engaged in product validation programs with Petrobras for PerfoLiFTTM BD-4 and with Bio Capital for PerfoLiFTTM BD-7.

In Europe, the worldwide economic downturn has negatively impacted the increase in production and end-user demand for bio-diesel, and therefore, the demand for new age antioxidant products like the PerfoLiFTTM BD-Series.  We believe the proliferation of bio-diesel in Europe will continue to progress during the remainder of 2011 and, through our distribution partner network, most notably Nordmann, we are well-positioned to capitalize on current demand and the anticipated increase in demand.

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

Results of Operations

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

Revenues

Net revenue for the three months ended September 30, 2011 was $59,281, as compared to $5,301 for the three-month period ended September 30, 2010.  This increase is primarily attributable to increased sales of DiesoLIFTTM 10 to end-user customers ($35,852 increase for the comparable periods) and increased sales of the PerfoLIFTTM BD-Series primarily through our distributor network ($18,128 increase for the comparable periods).

Sales revenue for the three months ended September 30, 2011 was split between sales to end-user customers (70%) and distributors (30%).  Sales revenue for the three months ended September 30, 2010 was split between sales to end-user customers (64%) and distributors (36%).  Sales revenue generated during the three months ended September 30, 2011 and September 30, 2010, respectively, was primarily generated from the sale of DiesoLiFTTM 10 and the PerfoLiFTTM BD-Series.

Net revenue for the nine months ended September 30, 2011 was $167,785, as compared to $229,392 for the nine-month period ended September 30, 2010.  Sales revenue for the nine months ended September 30, 2011 was split between sales to end-user customers (56%) and distributors (44%).  Sales revenue for the nine months ended September 30, 2010 was split between sales to end-user customers (17%) and distributors (83%).  Sales revenue generated during the first nine months of 2011 and 2010 was primarily generated from the sale of DiesoLiFTTM 10 and the PerfoLiFTTM BD-Series.

Operating Expenses

Total operating expense was $715,211 for the three months ended September 30, 2011, as compared to $577,745 for the three-month period ended September 30, 2010.  This $137,466 increase from the prior period was primarily attributable to an increase in non-cash stock-based compensation expense, which is more fully described below.

Total operating expense was $1,909,323 for the nine months ended September 30, 2011, as compared to $1,896,477 for the nine-month period ended September 30, 2010. This $12,846 increase from the prior period was primarily attributable to increases in bad debt expense and cost of goods sold, partially offset by decreases in consulting fees and non-cash stock-based compensation expense. These fluctuations are more fully described below.

Cost of Operations (exclusive of depreciation)

Cost of operations (exclusive of depreciation) was $41,396 for the three months ended September 30, 2011, as compared to $2,451 for the three-month period ended September 30, 2010. This increase was due to increased sales for the three months ended September 30, 2011, compared to the three months ended September 30, 2010.

Cost of operations (exclusive of depreciation) was $115,466 for the nine months ended September 30, 2011, as compared to $85,775 for the nine-month period ended September 30, 2010. This increase, despite a decrease in sales in the first nine months ended September 30, 2011 compared to the first nine months ended September 30, 2010, is primarily attributable to the use of low cost inventory supplied from a former distributor to source certain second quarter 2010 sales.

Our gross margin percentage for the nine months ended September 30, 2010 was favorably impacted by a very low cost re-purchase of existing DiesoLiFT™ 10 from a former distributor in the second quarter of 2010.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2011 was $673,815 (including non-cash stock-based compensation of $148,815), as compared to $574,146 (including non-cash stock-based compensation of $6,443) for the three-month period ended September 30, 2010. This increase of $99,669 was primarily attributable to the following activities:

•	an increase in non-cash stock-based compensation expense ($142,372) primarily due to third quarter 2011 common equity grants to non-employee consultants;
•	a decrease in freight expenses ($16,388) associated with the shipment of inventory samples to prospective customers; and
•	a decrease in consulting fees ($12,408) primarily due to reduced commercial efforts in India during the third quarter of 2011.

Selling, general and administrative expense for the nine months ended September 30, 2011 was $1,792,435 (including non-cash stock-based compensation of $183,433), as compared to $1,807,256 (including non-cash stock-based compensation of $220,370) for the nine-month period ended September 30, 2010. This decrease of $14,821 was primarily attributable to the following activities:

•	a decrease in consulting fees ($45,821) due to a reduction in scope effective August 2010 for certain commercial activities in North and South America and in India during the third quarter of 2011;
•
a decrease in non-cash stock-based compensation expense ($36,937) primarily related to the certain option grants made to employees during 2009 that had no further expense recognition upon their June 30, 2010 vesting (approximately $178,000 of expense recorded during the first two quarters of 2010), partially offset by common equity grants to non-employee consultants during 2011;  and

•	an increase in bad debt expense ($88,655) related to product previously sold to a distributor for which we have not yet collected payment.

Depreciation Expense

Depreciation expense was $0 and $1,148 for the three months ended September 30, 2011 and September 30, 2010, respectively.  Our property and equipment were fully depreciated during the second quarter of 2011.

Depreciation expense was $1,422 and $3,446 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

Interest Income

Interest income was $237 and $952 for the three months ended September 30, 2011 and September 30, 2010, respectively.

Interest income for the nine months ended September 30, 2011 was $674, as compared to $9,513 for the nine-month period ended September 30, 2010.   The decrease in interest income is primarily attributable to a reduction in invested cash and cash equivalents as cash has been used to fund ongoing operations.

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

Net Loss

Net loss for the three months ended September 30, 2011 was $672,026, as compared to $587,826 for the three months ended September 30, 2010.  The increase in net loss was primarily due an increase in non-cash stock-based compensation expense, partially offset by decreases in freight expenses and consulting fees, as described above.  The basic and diluted net loss per common share for both the three months ended September 30, 2011 and September 30, 2010 was $(0.01).

Net loss for the nine months ended September 30, 2011 was $1,789,197, as compared to a net loss of $1,706,572 for the nine months ended September 30, 2010. The increase in net loss was primarily due to reduced sales and higher cost of goods sold for the comparable periods and an increase in bad debt expense, partially offset by decreases in consulting fees and non-cash stock based compensation expense, as described above. The basic and diluted net loss per common share for both the nine months ended September 30, 2011 and September 30, 2010 was $(0.02).

New Accounting Pronouncements

New Accounting Pronouncements Adopted

There have been no accounting pronouncements adopted during fiscal year 2011 that had a material impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

ASC 350 – In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” to simplify how entities test goodwill for impairment. This guidance permits an entity to assess qualitative factors to determine whether it is more likely than not (defined as more than fifty percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current two-step goodwill impairment test. The two-step goodwill impairment test is only required if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with earlier adoption permitted.  The adoption of this guidance will not have a material effect on our financial position, results of operations or cash flows.

ASC 820—In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which generally represents clarifications of Topic 820, “Fair Value Measurements”, but also includes certain instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). This ASU is effective prospectively for interim and annual periods beginning after December 15, 2011 with earlier application not permitted. We do not expect that the adoption of this guidance will have a material effect on our financial position, results of operations or cash flows.

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

To test impairment, we use the market approach to determine the fair value of IFT.  Following this approach, the fair value of the business exceeded the carrying value of the business as of September 30, 2011.  As a result, no impairment of goodwill was recorded.

Deferred income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At September 30, 2011, our deferred income tax assets consisted principally of net operating loss carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.

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

While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that based on our recent equity raise efforts (cash proceeds of $1,028,300 received during the third quarter of 2011), projected sales for 2011 and 2012 and a remaining equity commitment of $1,000,000 (entered into with a related party Board member and significant shareholder of IFT during 2008), we have adequate cash and cash equivalents balances and commitments to fund operations through at least June 2012.  If we are unable to meet our projections and generate positive and sustainable operating cash flows by this time, we may need to raise additional capital to fund our future operations.

Our current cash and cash equivalents balance plus our remaining committed funding of $1,000,000 is not sufficient to support our remaining 2011 operations if we manufacture inventory to fulfill the requirements of a 2009 prepaid sales order with Vision Oil Services Ltd (“VOS”).  IFT would need to expend approximately $1,500,000 to manufacture inventory required to fulfill this sales order. However we have had no communication with VOS in over two years and believe they have ceased all activities on behalf of IFT.  It is our belief that we will never deliver this product, nor will we be requested to do so.  Nonetheless, the financial statements continue to reflect this deferred revenue pending a more formal resolution or expiration of relevant statutes of limitations.

Cash used in operating activities was $(1,246,534) for the nine months ended September 30, 2011, compared to cash used in operating activities of $(1,614,179) for the nine months ended September 30, 2010. The decrease in cash used in operating activities was due primarily to no Blencathia Acquisition Corporation (“Blencathia”) payments made during the first three quarters of 2011, compared to $120,000 of payments made during the first three quarters of 2010 and increases in accrued compensation ($115,867) and accounts payable ($91,301) due to timing of payments and salary deferrals beginning during the second quarter of 2011.

Cash provided by investing activities was $0 for the nine months ended September 30, 2011, compared to cash provided by investing activities of $1,000,000 for the nine months ended September 30, 2010.  During the second quarter of 2009, we invested $3,200,000 ($3,000,000 of which had maturities greater than 90 days) of the proceeds received from earlier 2009 equity raise activities into a certificate of deposit program that was insured 100% by the Federal Deposit Insurance Corporation.  During the nine months ended September 30, 2010, we redeemed $1,000,000 of investments upon maturities. These investing activities have been subsequently liquidated to fund ongoing operations.

Cash provided by financing activities was $1,028,300 for the nine months ended September 30, 2011, compared to $0 cash provided by financing activities for the nine months ended September 30, 2010.  During the third quarter of 2011, we raised $1,028,300 with the issuance of 10,283,000 restricted shares of our common stock to accredited investors.

Net cash decreased by $(218,234) and $(614,179) for the nine months ended September 30, 2011 and September 30, 2010, respectively.

During the nine months ended September 30, 2011 and September 30, 2010, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Our working capital deficiency at September 30, 2011 was $(2,902,235), as compared to $(2,375,192) at December 31, 2010.  This increase was primarily attributable to funding cash operating expenses for the nine months ended September 30, 2011.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011.  Based on this evaluation, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting.  Therefore, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at September 30, 2011.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act.  Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2011, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control-Integrated Framework, we have identified a material weakness in our internal control over financial reporting.  As a result, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During reviews of internal controls in prior years, management identified the following material weakness:  IFT has limited accounting personnel with sufficient expertise, accounting knowledge and training in GAAP and financial reporting requirements.  Specifically, IFT lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements.  This material weakness was not corrected during the quarter ended September 30, 2011.

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

During the fiscal quarter ended September 30, 2011, we were unable to further develop our financial statement closing and reporting practices to include additional levels of checks and balances in our procedures and a timely review.  The actions we plan to take are subject to continued management review supported by confirmation and testing, as well as Audit Committee oversight.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2011, we sold the following securities that were not registered under the Securities Act of 1933, as amended.  All of such securities were sold to accredited investors.  Each of the transactions below was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

Date	No. of Restricted Shares	No. of Warrants1	Aggregate Purchase Price
July 18, 2011	2,500,000	625,000	$250,000
July 19, 2011	2,591,000	647,750	$259,100
July 20, 2011	44,000	11,000	$4,400
July 21, 2011	15,000	3,750	$1,500
July 22, 2011	2,500,000	625,000	$250,000
July 26, 2011	73,000	18,250	$7,300
July 29, 2011	2,500,000	625,000	$250,000
August 4, 2011	60,000	15,000	$6,000

1	Represents warrants to purchase the indicated number of shares of our common stock at an exercise price of $0.25 per share. The warrants were immediately exercisable and expire on July 31, 2016.

Item 5.  Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2011.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL FUEL TECHNOLOGY, INC. (Registrant)

By:	/s/ Jonathan R. Burst	Date:	November 14, 2011
Jonathan R. Burst
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stuart D. Beath	Date:	November 14, 2011
Stuart D. Beath
Chief Financial Officer
(Principal Financial and Accounting Officer)