Form 10-K
period 2011-12-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2012-03-30
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________

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
☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $13,964,150.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  114,435,284 as of March 22, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTERNATIONAL FUEL TECHNOLOGY, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2011

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

Item 1. Business

INTRODUCTION

International Fuel Technology, Inc. (“IFT,” “we” or the “Company”) was incorporated in Nevada on April 9, 1996 by a team of individuals who sought to address the challenges of reducing harmful emissions while at the same time improving the operating performance of internal combustion engines, especially with respect to fuel economy and engine cleanliness. After our incorporation, our initial focus was product research and development, but since late 2005, our efforts have been directed to commercializing our product slate, primarily DiesoLiFTTM, for use with diesel fuel and bio-diesel fuel blends, by focusing on marketing, sales and distribution efforts.

For information regarding revenues from external customers attributed to our domestic operations and to all foreign countries, see Note 1 to our financial statements for the fiscal year ended December 31, 2011.

At December 31, 2011, we had 6 full-time employees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that our employee relations are good.

We are a technology company that has developed a range of liquid fuel additive formulations that enhance the performance of petroleum-based fuels and renewable liquid fuels. We believe that use of our proprietary fuel additive formulations with a base fuel: enhances the combustion process; stabilizes the fuel, improves fuel economy; reduces harmful emissions; increases fuel lubricity; acts as a detergent to clean the fuel system; co-solves free water in the fuel system; reduces corrosion and microbial contamination in the fuel system; and when used in bio-fuels, increases fuel oxidation stability and reduces deposit formation.

We have developed additive products for diesel, pure bio-diesel, bio-diesel fuel blends, gasoline, gasoline ethanol blends and kerosene (heating oil) fuels.

Unlike traditional fuel additives, which are derived from petroleum, our products are derived from a mixture of complex substances that utilize, in part, naturally occurring fractions that are bio-degradable. Our additive products are easily blended into motor fuels (usually through splash blending), or combined with base motor fuels plus other fuel formulations, including bio-diesel, synthetic diesel, ethanol and urea/water, creating environmentally-friendly finished fuel blends.

The manufacture of our products is outsourced to Multisol France (“Multisol”) and Air Products and Chemicals, Inc. (“Air Products”) pursuant to manufacturing and supply agreements (see “Manufacturing Partners”).

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

TECHNOLOGY

Our additive formulations are composed of a mixture of complex chemical molecules which, when blended into a base fuel, lower that base fuel’s overall surface tension at liquid-air, liquid-liquid, and liquid-solid (pipe wall) interfaces. This promotes lubricity and detergency and allows for improved atomization of the fuel in the induction and combustion chambers, resulting in a more complete and efficient burn, improving fuel economy and reducing harmful emissions.

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

•
Detergency: Because our additive formulations are detergents, they will act to constantly clean the fuel system and engine. The detrimental deposits, which might occur in ordinary use, are washed out and retained by fuel and lube oil filters.

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

•
Co-solvency: An important benefit of our additive technology is the ability to hold limited amounts of ethanol and/or water in gasoline and diesel as a stable, homogeneous fuel. This is possible because our additives are based on physical chemistry that enables the water and/or ethanol molecules to be distributed throughout the fuel in a stable and homogeneous single phase, preventing phase separation and enhancing uniform combustion.

•
Microbial contamination: If small amounts of water are present in the fuel, and phase separation occurs, aerobic and anaerobic bacterial and fungal growths may occur in the aqueous phase. The co-solving effect of our additives prevents phase separation from occurring and eliminates the environment for microbial growth.  This curbs foaming and limits the formation of corrosive organic acids.  This also reduces the need for bio-cides to treat the fuel, which can be expensive and difficult to handle.

•
Corrosion inhibitors: Our fuel additives are natural corrosion inhibitors. When the additive molecules adsorb to the side of the fuel system, they provide a protective coating. Also, the ability to co-solve any free water in the fuel, and prevent phase separation, helps prevent any corrosion that may occur due to the aqueous phase.

•
Reduced maintenance: The combined effects of improved lubricity, detergency, water co-solvency, corrosion inhibition, and cleaner burn resulting from the use of our additive technology extend the service life of the engine and parts, while reducing maintenance costs.

•
Oxidation stability: Our PerfoLiFTTM BD-series and AO-Series products are powerful antioxidants which provide superior oxidation stability to pure bio-diesel fuel and fuel blends containing bio-diesel, as well as pure hydrocarbon fuels.

•
Deposit formation control: Our PerfoLiFTTM BD-series and AO-Series products excel at stabilizing bio-diesels and fuel blends containing bio-diesel, as well as pure hydrocarbon fuels during long storage periods and at preventing deposit formation.

Research and development costs are expensed as incurred.  Research and development expense from services received from external vendors for 2011 and 2010 was $59,411 and $52,429, respectively.

INTELLECTUAL PROPERTY

We have been granted United States patent number 7,374,588 on our original additive formulation based on nitrogen donors.  We have also filed patent applications for a similar but upgraded formulation in the United States and 3 other countries.

During 2011, we made the following progress related to intellectual property advancements:

•	we were granted a Japanese patent pertaining to fuel additive, additive-containing fuel composition, and method of manufacture;
•	we were granted European Patent EP 1,246,894 B1 pertaining to fuel additive, additive-containing fuel composition, and method of manufacture; and
•
we received a Notice of Allowance from the United States Patent and Trademark Office, which is the last step prior to issuance of a patent (United States Patent No. 8,147,566 will be issued to IFT on April 3, 2012).

We have also filed an international patent application, under the Patent Cooperation Treaty, covering our technology in certain foreign countries.

The patents obtained and these patent applications protect our technology in many countries.  Additional patent applications for extension of our technology are constantly evaluated as additional scientific, technical data and laboratory testing results become available.

We also have trade mark protection for DiesoLiFT™, PerfoLiFTTM, GasoLiFT™ and KeroLiFT™ in a certain number of countries.  Since IFT, for the moment, is not planning to retail its products, we are not pursuing trade mark registration in further countries.

INDEPENDENT DEMONSTRATION AND TESTING

There are 2 primary methods of product demonstration: laboratory bench tests and field trials. We utilize both demonstration methods to further develop the body of test data necessary to support marketing and sales efforts.  We believe that it is important to develop and manage specific testing protocols for field-based demonstrations and to adhere to already developed, industry recognized testing standards when engaged in laboratory bench tests.  Numerous variables exist in any testing protocol and if not carefully managed, a change in one variable can skew test results.  To address this challenge, we use our best efforts to ensure standardized testing and demonstration evaluation protocols, both industry prescribed and custom developed, whenever laboratory or field-based demonstration is undertaken.   The use of these protocols allows us to: (i) effectively analyze and interpret test results; (ii) ensure testing is structured and conducted in a controlled way; (iii) ensure we will have full access to all testing results conducted by third parties; and (iv) assist our marketing and sales efforts through potential client recognition of and attention to results generated from industry adopted testing protocols.

In addition to extensive field-based customer demonstrations completed or under way, we have funded extensive laboratory bench testing at numerous well-known independent testing laboratories, including:

•	mi Technology, United Kingdom;
•	Southwest Research Institute, United States;
•	Forest Engineering Research Institute of Canada – FERIC;
•	Motive Power, United States;
•	Gerotek, South Africa;
•	South African Bureau of Standards;
•	Prodrive Ltd, United Kingdom;
•	BfB Laboratories, Belgium;
•	National Institute of Technology – INT, Brazil;
•	Technological Institute for Development - LacTec, Brazil;
•	Technology Research Institute, Brazil;
•	MTEC, Thailand; and
•	Tsinghua University, China.

Test results have confirmed the effectiveness of our additive formulations. In particular, IFT fuel blends tested have achieved: (i) an increase in fuel economy; (ii) an increase in lubricity; and (iii) a reduction in harmful emissions.

PRODUCTS

We have introduced the following 5 product brands that are being marketed around the world:

DiesoLiFTTM 10 DiesoLiFTTM 10 is IFT’s proprietary fuel enhancing technology for use with diesel fuel and bio-diesel fuel blends.  DiesoLiFTTM 10 has been scientifically proven to increase fuel economy and fuel lubricity while reducing harmful fuel emissions.

PerfoLiFT TM BD-Series  The PerfoLiFTTM BD-Series is a unique formulation developed for the stabilization of bio-diesel bases of various origins and corresponding bio-diesel fuel blends (B-5, B-10, B-20, etc.). The PerfoLiFTTM BD-Series provides protection against premature and developing oxidation and can be utilized for storage stability and deposit control.  Likewise, the PerfoLiFTTM AO-Series provides similar protection to pure hydrocarbon fuels and blends.

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

MANUFACTURING PARTNERS

In 2001, we signed a manufacturing agreement with Tomah Products (“Tomah”), a specialty chemical manufacturer.  The agreement covers existing and to-be-developed fuel performance enhancement additive products utilizing our technology. The agreement allows us to consider sourcing the supply of our products from others, but allows Tomah the right of first refusal to meet the terms of other supplier proposals.   If Tomah elects not to meet the third party terms, we then have the right to contract with the third party for the manufacture and supply of our products. The agreement also provides for Tomah and us to cooperate and work together to optimize the effectiveness of and reduce the manufacturing and supply costs of the additive product formulations, as well as to collaborate on product research and development activities.  The agreement has a 15-year term.

Tomah was purchased by Air Products, a worldwide manufacturer and supplier of chemical, industrial gases and other industrial products, in 2006.  Tomah specializes in the manufacturing of specialty chemicals and has production facilities in both Wisconsin and Louisiana.  Tomah manufactures products for a variety of industries, including fuel additives, mining and industrial and institutional cleaning.  Tomah markets and distributes its products to companies around the world.  Tomah excels at custom manufacturing and in developing products designed to meet specific needs. We chose Tomah as our manufacturing and supply partner because of its manufacturing capabilities, rapid response times, service level, industry contacts and technical expertise.  We believe our relationship with Tomah and Air Products to be excellent.

In addition, in July 2008 we signed a manufacturing agreement and a marketing and distribution agreement with Multisol. Multisol is part of the Multisol Group, a prominent international chemical, additives and lubricants manufacturer and distributor with operations in Europe, the Middle East and Africa. The manufacturing agreement covers existing and to-be-developed fuel performance enhancement additive products utilizing our technology. The agreement also provides for Multisol and us to cooperate and work together to optimize the effectiveness of and reduce the manufacturing and supply costs of the additive product formulations, as well as collaborate on product research and development activities.  The manufacturing agreement has a 15-year term. Either party may terminate the manufacturing agreement by providing the other party advance notice at least 180 days before the desired termination date.  The marketing and distribution agreement has a term ending December 31, 2012 and can be terminated by either party with cause after providing at least 90 days’ notice of termination.

REGULATORY ISSUES

Government regulations across the globe regarding motor fuels are continually changing.  Most regulation focuses on fuel emissions. However, there is also growing concern about dependence on hydrocarbon-based fuels. This is driving legislation and regulation toward mandating alternative fuels such as bio-fuels and providing incentives for their development and use.  Fuels regulation exists at various levels of government and enforcement around the globe.  However, we believe the consistent pattern of regulations designed to reduce harmful emissions and reduce dependence on oil for fuel needs will only become more stringent.  We believe this will be an advantage to us as many of our products reduce fuel consumption and improve performance of alternative fuel blends.  We believe that as fuels regulatory compliance becomes more burdensome to fuel manufacturers, suppliers and users, demand for our products should increase.  One of our strategies is to monitor government fuel related regulatory activity in the countries strategic to our business plan.  This surveillance program is designed to support the product development and intellectual property process to ensure our products respond to the changing regulatory climate and are protected as quickly as possible to maintain competitive advantage.  The surveillance program also supports the marketing of our products to accentuate their attributes in helping customers meet the new regulatory compliance directives.

As an example, in January 2000, the Environmental Protection Agency in the United States (“EPA”) enacted a stringent and far-reaching set of diesel emission standards that requires the significant reduction in harmful emissions, especially PM and NOx.  These regulations were phased in beginning in 2004, with PM in diesel emissions to be reduced by 90% and NOx to be reduced by 95%. Of equal importance to diesel fuel producers, the EPA also requires 97% of the sulfur currently in diesel fuel be eliminated beginning in 2006.  The elimination of sulfur in diesel fuel will likely cause a decrease in diesel fuel lubricity.  We believe that our products are well-positioned to benefit from the more stringent environmental rules, as tests have shown positive PM reduction effects and increased lubricity attributes when our products are added to base diesel fuel.

Another example is the regulation passed applicable to the European Union (“EU”) regarding the use of bio-fuels (bio-diesel and ethanol).  The EU is supporting bio-fuels with the aim of reducing “green house gas” emissions, boosting the de-carbonization of transport fuels, diversifying fuel supply sources, offering new income opportunities in rural areas and developing long term replacements for fossil fuel. In May 2003, the European Parliament and the Council adopted the “Directive on the promotion of the use of bio-fuels or other renewable fuels for transport.” This Directive aims at promoting the use of bio-fuels or other renewable fuels to replace diesel or petroleum for transport purposes, with a view to contribute to objectives such as improving the security of energy supply, reducing “green house gas” emissions and creating new opportunities for sustainable rural development. The Directive requires member states to ensure that a minimum proportion of bio-fuels and other renewable fuels for transport are placed on the market and, to that effect, set indicative targets as a percent of energy content of the fossil fuels replaced. Reference values for these targets were: 2% for the end of 2005 and 5.75% for the end of 2010, on the basis of energy content of all petroleum and diesel for transport purposes.  Member states were allowed to deviate from the reference values but if they did so, they were required to report their motivations for the deviation to the Commission. However, despite the transport sector experiencing continued growth in renewable fuel share, the 2010 target was not met.  In January 2011, the EU commission issued its new “Energy 2020” strategy, which calls for the use of 10% renewable energy in the transport sector by 2020.  Member states expect to meet this new target by using first generation bio-fuels (bio-diesel and bio-ethanol) which will be the predominant bio-energy sources over the period to 2020.

There is now a general consensus within the EU towards the generalization of B-7 over the next few years, while B-10 is the target for implementation between now and 2020 in order to meet the Commission’s “Energy 2020” plan. Due to next generation engine technology constraints, B-10 will likely be the highest concentration bio-diesel fuel blend ever offered at the fuel pump.  However, higher concentration bio-diesel fuel blend such as B-30 are already used and will be increasingly used in captive fleets.  As bio-diesel percentage content increases in a base fuel, the need for oxidation control and storage stability also increases, making our PerfoLiFTTM BD-Series product even more beneficial to users.

In the United States, there are current efforts to encourage the development of alternative fuels and the required use of ethanol.  In an effort to reduce dependence on foreign oil and keep up with increasing demand for petroleum products, the United States Department of Energy (“DOE”) has created and sponsored programs that encourage the use of these alternative fuels. The programs, such as the one derived from the Energy Policy and the ethanol and bio-diesel subsidy programs implemented by the DOE and other government agencies, in response to the 2005 energy legislation, provide significant incentives for the adoption of targeted fuel blends, the performance of which can be enhanced by the use of our products. We believe our products are well-positioned to help fuel producers and consumers comply with current and future fuels related regulatory standards and take advantage of existing incentive programs in the United States and the rest of the world.

INDUSTRY AND COMPETITION

Our product slate and business is a part of the hydrocarbon fuels and lubricants additive industry.  The industry is composed of a few relatively large companies and a large number of smaller participants.  We fall into the latter category.  The large firms capture their revenue through sales of proprietary, branded products, or by sales to fuel refiners to meet state and federal fuel specifications, or fuel wholesalers and retailers trying to differentiate their own branded products.The common denominator is that all industry participants produce products which are added to hydrocarbon fuels to allow the fuel, or the overall fuel system, to perform better with the additive than without. Industry participants do not make the fuel itself.

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

Given these limitations, it is unlikely that the global marketplace will accept just one technology, or a limited number of technologies to solve the harmful engine emissions problem. We believe the “natural selection” expected to take place over the coming decade for new technologies may evolve on a market-by-market basis and will be largely dependent upon local regulatory conditions.  Signs of the changing emissions regulatory environment can be seen in:

•
EU, where prior bio-fuels directives imposed a minimum of 5.75% bio-fuel content in 2010 and 10% by 2020 according to the new 2011 "Energy 2020" strategy (bio-diesel and bio-ethanol) on the basis of energy content of all gasolines and diesels for transport purposes;

•	EU, where several countries, including the United Kingdom, France and Italy, have enacted legislation providing tax breaks to companies that use fuel emulsions blending diesel and water;
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

•
Brazil, with a long history of fuel ethanol, where regulations require a fuel blend with up to 25% ethanol; and where flex fuel vehicles capable of using any blend of hydrous ethanol and the ethanol-containing gasoline are the top sellers in the market.  Also, the fully implemented national bio-diesel program requires blends increasing from 5% (and upwards in years to come) of bio-diesel in diesel; and

•	Argentina, where bio-diesel blends have become compulsory and will soon reach 10% (B-10).

Because the efforts to reduce harmful engine emissions are so widespread throughout the world, the market for competitive alternatives to existing solutions is relatively robust.  In general, these efforts can be placed into four categories:

•	Fuel blends (including bio-diesel, water and ethanol);
•	Additive technologies (catalysts such as metallic or precious metal additives);
•	Alternative fuels (compressed natural gas, ethanol, bio-diesel, and others); and
•	After-market systems (catalytic converters).

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

Our industry and competitor product slate and technology is constantly evolving.  Many competitors make very similar product benefit claims, such as detergency, lubricity and anti-corrosion, with a few making fuel economy claims, as well.  Our challenge is to increase our product visibility and to rise above all the industry claims “clutter” by differentiating our products from our competitors’ products.   We believe the multi-functional nature of our technology, focusing on fuel economy and providing all other traditional fuel and fuel system benefits together with the capability to mitigate adverse performance impacts of emerging alternative fuels and fuel blends, packaged into one product, differentiates our products from those of our competitors.

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

We believe the primary end-users of our products are, and are likely in the future to be, commercial industrial users of diesel fuels within specific market segments like rail, power generation and road transport vehicles (trucks and buses).  We have no current plans to attempt to penetrate the retail market either on a branded or unbranded basis. In North America, we believe direct sales to commercial industrial customers and to industry distribution partners provide the best sales and distribution model.  Direct sales to end-users allow us to maximize the product value chain benefits for the end-user and us. In other areas around the world, we believe that sales to in-country distributors will likely provide the most cost-effective and efficient marketing and sales model and will allow us to leverage our marketing and sales resources to the greatest benefit.  This distribution model adds tremendous value to us by reaching customers we could not efficiently sell to directly, economically or politically.  Utilization of distributors in these circumstances extends our product reach and boosts sales. Several distribution agreements are now in place.

We market our products within identified targeted markets and industry segments.  Our marketing efforts focus on those companies within the preferred industry segments that we believe would most benefit from usage of our products.  These efforts are supplemented by sharing test data with targeted companies in order to generate industry interest in our products.  Marketing efforts include sponsorship of field-based demonstration trials, communication through trade media with messages directed at both technical and non-technical business professionals emphasizing fuel performance enhancement through technical innovation, fuel efficiency, maintenance cost savings, improved air quality and “no harm” to engine or environment evidence.  Communication openness, transparency and willingness to share trial and testing data are the keys to the engagement process.

We have assembled a marketing and technology team of experienced industry professionals to pursue commercial opportunities for our fuel additive technology. We believe significant gains are being achieved in product exposure to the targeted markets and industry segments.

We believe an expeditious means of achieving product awareness and market acceptance is through field engagements with strategic commercial users of motor fuels. We are always seeking companies recognized as leaders in their industry to try our products in a field-based demonstration trial setting.  Formal field-based demonstration trials have been completed with several such companies and the efficacy of our technology has been validated.  Additional field-based demonstration trials are currently underway, or have been committed to, which upon completion we believe will lead to additional commercial opportunities.

Commercial Update

Our primary commercial goal continues to be the bulk sale (by the ton) of DiesoLiFTTM 10 and the PerfoLiFTTM BD-Series to major end-users of diesel fuel and bio-diesel fuel blends, including: railroads; stationary power generation operators; centrally-fueled truck/bus fleets; and marine vessel operators.  Our primary strategy to achieve this goal is to outsource marketing and distribution by partnering with prominent fuel additive distribution companies and oil companies with existing customers and distribution channels.

IFT has emerged from the research and development phase and is in the early stages of commercializing its technology.Through distribution partners, IFT has clients that are purchasing and using DiesoLiFTTM 10, the PerfoLiFTTM BD-Series, GasoLiFTTM, DiesoLiFTTM EM-1 and KeroLiFTTM.  IFT products are marketed to end-users either relabeled or under IFT brand names.

Railroads

The Association of Train Operating Companies in the United Kingdom. (“ATOC”) and the Rail Safety and Standards Board (“RSSB”) under the independent management of world-renowned railroad consultant Interfleet Technology (“Interfleet”) has been evaluating IFT’s DiesoLiFTTM 10 fuel additive since 2005.  4 rounds of extensive laboratory testing, using strict industry protocol, clearly demonstrated that use of DiesoLiFTTM 10 not only improves fuel economy but also, and as important, has a measured effect improving engine performance and reducing particulate and other emissions.  In 2 of the laboratory tests, improvements in fuel economy of 6.9% and 5.9% were achieved. In 3 of the laboratory tests, a power increase ranging from 2%-3.5% was achieved.

Subsequently, a number of field-based demonstration trials with ATOC members have demonstrated that use of DiesoLiFTTM 10 significantly improves fuel economy.  As part of the ATOC field-based evaluation, one ATOC member ran 2 extensive field-based demonstrations utilizing its entire fleet of light rail engines (approximately 90 units).  In both cases, use of DiesoLiFTTM 10 demonstrated an approximate 4% improvement in fuel economy.

Our success with ATOC has triggered a number of commercial developments:

•
IFT has been working with most of the passenger rail operators in the United Kingdom. One such operator, East Midlands, a division of Stagecoach Group is already using our product in its light rail division and will soon begin field-based demonstration testing in their other 2 rail divisions;

•	More than 10 other passenger and freight operators in the United Kingdom. are expected to commence field-based demonstration testing beginning in the second or third quarter of 2012;
•
Unipart Rail ("Unipart"), an IFT distribution partner (see further discussion below), has already made a substantial investment on sales and marketing and has an extensive sales force in the field calling on prospective customers in the United Kingdom and Ireland. Internally, they are projecting significant revenues of DiesoLiFTTM 10 to passenger and freight rail operators in 2012;

•
Belgian National Rail System - SNCB has signed a memorandum of understanding and together with IFT, has designed a comprehensive test and field-based demonstration testing that will commence in the second quarter of 2012;

•
Regiotrans (Romania) has completed a first phase of field-based demonstration testing and the final phase of field-based demonstration testing is expected to be completed during the second or third quarter of 2012;

•	GFR (Romania), a freight rail operator, is expected to sign a memorandum of understanding with IFT and will commence with field-based demonstration testing during the second quarter of 2012;
•	Servtrans (Romania) expects to commence with field-based demonstration testing during the second quarter of 2012;
•	PKP LHS (Poland) has completed phase I of laboratory testing with a final field-based demonstration phase to be completed in the second or third quarter of 2012;
•	CD (Czech Republic) expects to commence with field-based demonstration testing during the second quarter of 2012; and
•	Ongoing discussions in The Netherlands, France, Spain and Germany should translate into field-based demonstration testing in each of these respective markets in 2012.

In addition, we are in discussions with and expect field-based demonstration testing to commence with rail operators in New Zealand, Africa, Brazil and the United States in 2012.

Road Transport

In the United States, multiple fleets with over the road tractors and fleets of heavy-duty equipment have been purchasing and using DiesoLiFTTM 10 for many years.  For example, a large regional supermarket chain has been using DiesoLiFTTM 10 in their entire fleet of road tractor-trailers for 5 years and a regional construction and aggregate company has been using DiesoLiFTTM 10 in their fleet of heavy-duty off road equipment for approximately 2 years.  In addition, one of the largest municipal fleets in the United States has agreed to a formal field-based demonstration test which is expected to start in the second quarter of 2012.

In Europe, one of the largest retailers in the world has agreed to a formal field-based demonstration test that is expected to start in the second quarter of 2012. In addition, one of the largest bus operators and one of the largest and most prestigious transport authorities are both expected to start field-based demonstration testing in 2012.

PerfoLiFTTM BD-Series

Extensive research, development, product validation testing and “no harm” testing has been completed. The PerfoLiFTTM BD-Series has clearly demonstrated that it is a top performing technology in the market.  2 products in the PerfoLiFTTM BD-Series, PerfoLiFTTM BD-3 and PerfoLiFTTM BD-4, have received the coveted “No Harm & Relative Efficiency” certification from the German Agency for Quality of Bio-diesel (“AGQM”) under its renowned “No Harm and Efficiency” program.  AGQM is an independent German-based organization formed in 1999 to monitor the quality of bio-diesel. The product has already been approved for use by a number of bio-diesel producers around the world. IFT distribution partners have begun to market and sell the product in their respective territories.

In Brazil, IFT is currently engaged in a field-based demonstration testing for PerfoLiFTTM BD-7 with Bio Capital.

Currently, the PerfoLiFT™ BD-Series is being tested in a number of United States and Canadian bio-diesel manufacturers.

In Europe, the worldwide economic downturn has negatively impacted the increase in production and end-user demand for bio-diesel, and therefore, the demand for new age antioxidant products like the PerfoLiFTTM BD-Series.  We believe the proliferation of bio-diesel in Europe will continue to progress during 2012 and, through our distribution partner network, most notably Nordmann Rassmann (“Nordmann”), we are well-positioned to capitalize on current demand and the anticipated increase in demand.

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

•
Unipart Rail: We signed a marketing and distribution agreement with Unipart in June 2011 providing Unipart with the rights to sell IFT’s products to the United Kingdom rail market. IFT is in the process of arranging field-based demonstration testing with several major rail operators.

•
Nordmann Rassmann: We signed a marketing and distribution agreement with Nordmann in August 2008 providing Nordmann with the right to market and sell IFT’s products in Germany, Austria, Switzerland, Sweden, Norway, Finland, Denmark, Poland, The Czech Republic, Slovakia, Slovenia, Hungary, Serbia, Romania and Bulgaria. Nordmann has introduced our products to numerous customers and made sales of the PerfoLiFTTM BD-Series during 2011 and 2010.

•
Environmental Fuel Conditioners:  We signed a marketing and distribution agreement with Environmental Fuel Conditioners in February, 2012 providing Environmental Fuel Conditioners the right to market and sell IFT’s products in the United Kingdom.

Other Opportunities

Efforts to improve the performance of IFT fuel additive formulations are ongoing. IFT has partnered with prominent independent test laboratories, chemical companies, fuel additive distribution companies and oil companies to further the development of and enhance the performance of its products on a stand-alone basis, or as part of a fuel additive package.

Summary

We believe IFT has 2 of the top performing fuel additive technologies in the world today, DiesoLiFTTM and the PerfoLiFTTM BD-Series, that target markets where consumption is massive and growing and environmental concerns and pressures to reduce harmful emissions are real. A number of end-users and distribution partners are buying our products. In addition, we believe that the time consuming process of tests and trials has generated opportunities that should produce additional revenue streams in 2012.

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

Since our inception we have incurred significant net losses.  We reported net losses of $2,576,795 and $2,214,494 for the twelve months ended December 31, 2011 and December 31, 2010, respectively. Our accumulated deficit as of December 31, 2011 was $67,802,934.  We expect to continue to incur net losses in the near to mid-term future. The magnitude of these losses will depend, in large part, on our ability to realize product sales revenue from the marketing and sale of our products.  To date, we have not had any material operating revenue from the sale of our products and there can be no assurance we will be able generate material revenues. Our ability to generate revenues will be dependent upon, among other things, being able to (1) overcome negative connotations on the part of industrial fuel consumers regarding fuel additives in general; (2) convince potential customers of the efficacy and economic and environmental benefits of our products; and (3) generate the acceptance of our technology and products by potential customers and thereby create the opportunity to sell our products at a sufficient profit margin. Because we do not yet have a material, recurring revenue stream resulting from the sale of our products, there can be no assurance that we will be successful in these efforts.  Should we achieve profitability, there is no assurance we can maintain, or increase, our level of profitability in the future.

Our independent registered public accounting firm has substantial doubt as to our ability to continue as a going concern.

As a result of our losses to date, potential losses in the future, current limited capital resources and accumulated deficit, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and accordingly, has modified their report on our December 31, 2011 financial statements included in this annual report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our continuation is dependent upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. We anticipate that we will continue to incur significant losses at least until successful commercialization of one or more of our products, and we may never operate profitably in the future.  Management implemented a salary deferral program for all employees during 2011 to conserve our cash position.  Our current cash available as of March 30, 2012 is approximately $70,000, including $50,000 loaned to us by the related party Board member referred to below (see Note 9 to our financial statements for further discussion).  We also anticipate receivables collections (within the next 35 days) of approximately $40,000.  Absent a very near-term cash infusion from the $1,000,000 equity commitment (see Equity Commitment in Note 3 to our financial statements) or otherwise, our cash will be exhausted by early May 2012.  If this future financing is not available, our business may fail.  We currently have no other firm commitments from third parties to provide any additional funding.  Although we cannot make assurances that additional capital financing will be available to us on acceptable terms, or at all, management is in the process of executing a plan that we believe will provide us with sufficient funds to, at a minimum, allow us to continue operations through the remainder of 2012.  Specifically, we are working with a group of existing investors and believe we will secure additional financing early in the second quarter of 2012.  However, if we are unable to raise additional capital, we will need to significantly curtail operations.

We have identified a material weakness in our internal control over financial reporting and as such, a material misstatement of the annual or interim financial statements may not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting in 2010 and 2011.  The material weakness relates to the fact that IFT has limited accounting personnel with sufficient expertise, accounting knowledge and training in United States generally accepted accounting principles (“GAAP”) and financial reporting requirements.  Specifically, IFT lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements.  This material weakness was not corrected during 2011.  See Item 9A, “Controls and Procedures” for additional information. We cannot be assured that additional material weaknesses, significant deficiencies and control deficiencies in our internal control over financial reporting will not be identified in the future.  If we fail to achieve and maintain effective controls and procedures for financial reporting, we may be unable to provide timely and accurate financial information. This may cause investors to lose confidence in our reported financial information. This may also have an adverse effect on the trading price of our common stock, give rise to an investigation by the SEC, and possible civil or criminal sanctions. Additionally, ineffective internal control over financial reporting could place us at increased risk of fraud or misuse of corporate assets.

We have only a limited product sales history upon which to base any projection of the likelihood we will prove successful; therefore, we may not achieve profitable operations, or even generate meaningful operating revenues.

Our fuel performance enhancing technology is a relatively new approach to increasing fuel performance in internal combustion engines and, therefore, may never prove commercially viable on a wide-scale basis. It is possible that we may not be able to reproduce, on a sustainable basis, the preliminary performance results achieved in certain of our research and development and field-based demonstration efforts.

We are not certain how many laboratory and customer field-based demonstration test programs will be necessary to demonstrate to potential customers sufficient fuel economy and other economic and environmental benefit from our products, nor is there any assurance that such test programs, even if positive results are observed, will convince potential customers of the efficacy of our products leading to subsequent sales orders.  The success of any given product in the marketplace is dependent upon many factors, with one of the most important factors being the ability to demonstrate a sustainable and meaningful economic benefit to product end-users. If our products are unable to provide this sustainable economic benefit, or potential customers do not recognize these economic benefits, our business could fail.

If projected sales and revenues do not materialize as planned, we will require additional financing to continue operations.

Based on our current cash position, projected sales during 2012, a remaining $1,000,000 equity commitment from one of our Directors and discussions we are currently having with additional external capital sources, we believe we have sufficient funds available to provide resources for our operations only through June 2012.  However, failure to achieve significant, sustained sales and revenues by the end of this period would require us to obtain additional financing.  Our budget for the next 12 months emphasizes continued field and laboratory testing and customer support marketing of our products. Cash requirements during the next 12-month period are expected to average approximately $180,000 per month, plus potentially approximately $1,500,000 to fulfill a 2009 prepaid sales order from Vision Oil Services Ltd (“VOS”), who has not requested delivery of the product.  However, we have not had any communication with VOS in over 30 months and believe they have ceased all activities on behalf of IFT.   In addition, unexpected changes may occur in our current operations that could exhaust available cash resources sooner than anticipated. If anticipated product sales do not materialize, or are significantly less than anticipated, we will need to raise additional funds to continue operations. If this future financing is not available, our business may fail. We currently have no other firm commitments from third parties to provide any additional financing. Consequently, we cannot assure investors that additional financing, if necessary, will be available to us on acceptable terms, or at all.

We are exposed to risks associated with the prolonged worldwide economic slowdowns and related political uncertainties.

We are subject to macro-economic fluctuations in the United States, the countries of Europe and the economies of other countries throughout the world. Concerns about consumer and investor confidence, volatile corporate profits, reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic illness could cause a slowdown in customer orders. In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad.

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

We have entered into distribution and sales agency agreements with certain third parties to help us achieve rapid customer trialing and acceptance of our products, and to oversee certain elements of our field-based demonstration testing program.  If these third parties elect to discontinue their efforts, we may not be able to commercialize our products in a timely manner, or to commercialize them at all.

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

We face competition from companies who are developing and marketing products similar to those we are developing and marketing. The petroleum/fossil fuels industry has spawned a large number of efforts to create technologies that help improve the performance of internal combustion engines and reduce harmful emissions. Some of these companies have significantly greater marketing, financial and managerial resources than us.We cannot provide any assurance that our competitors will not succeed in developing and distributing products that will render our products obsolete or non-competitive. Such competition could potentially force us out of business.

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

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.      Properties

We maintain our administrative offices at 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105.  On January 1, 2002, we entered into a 5-year lease agreement for office space and administrative services.   On July 21, 2006, this lease agreement was extended an additional 5 years through December 31, 2011.  On January 1, 2012, this lease agreement was extended an additional 64 months through April 30, 2017.  The base rent beginning January 1, 2012 is $3,687 per month, subject to an annual escalation adjustment.

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

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and IFT participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter.  Informal discussions are ongoing.  It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on IFT.  Since 2009, IFT has made payments to TPG totaling $160,000 to reduce the recorded liability. The remaining liability balance is $190,000 at December 31, 2011.

Item 4.      Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board system under the symbol “IFUE.OB.”  The table below shows the range of high and low bid prices on a quarterly basis for the 2 most recently completed fiscal years.  The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2011		2010
	High	Low	High	Low
First Quarter	$0.25	$0.11	$0.19	$0.10
Second Quarter	$0.21	$0.07	$0.32	$0.10
Third Quarter	$0.24	$0.14	$0.30	$0.17
Fourth Quarter	$0.26	$0.12	$0.30	$0.10

As of the close of business on March 22, 2012, the last reported sales price per share of our common stock was $0.17.  As of March 22, 2012, we estimate there were 2,098 record holders of our common stock.  Such number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include such bank, brokerage houses and clearing companies.

We have not declared or paid a cash dividend to shareholders. The Board of Directors (the "Board") presently intends to retain any future earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future.

During the fourth quarter of 2011, we sold the following securities that were not registered under the Securities Act of 1933, as amended.  All of such securities were sold to accredited investors.  Each of the transactions below was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

Date	No. of Restricted Shares	No. of Warrants1	Aggregate Purchase Price
November 22, 2011	1,000,000	250,000	$150,000

1	Represents warrants to purchase the indicated number of shares of our common stock at an exercise price of $0.25 per share. The warrants were immediately exercisable and expire on November 17, 2013.

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

Overview

We are a fuel performance enhancement technology company transitioning to a commercial enterprise. We believe the macro economic environment for our technology and products is excellent now and will continue to be so for the foreseeable future.  We believe ever-increasing fuel environmental regulations will likely result in increased demand for additive products to help offset adverse fuel performance and engine impacts resulting from these regulations.  We believe our products and technology are uniquely positioned to benefit from this macro environment by offering fuel performance enhancement solutions that specifically address these macro developments and trends.

Results of Operations

Comparison of the Twelve Months Ended December 31, 2011 and the Twelve Months Ended December 31, 2010

Revenues

Net revenue for the twelve months ended December 31, 2011 was $236,427, as compared to $298,366 for the twelve-month period ended December 31, 2010.  This decrease in net revenue was primarily due to decreased sales volume from our distributor network ($97,853) and increased sales volume to end-user customers ($35,914).  Sales revenue for 2011 was split between sales to our distributor network (53% of sales revenue) and end-user customers (47% of sales revenue). Sales revenue for 2010 was split between our distributer network (84% of sales revenue) and end-user customers (16% of sales revenue).  These revenue splits were impacted by no sales to our distributor in India during 2011 (versus $153,285 for 2010), partially offset by increased sales of our PerfoLiFT BD-Series product to European distributors during 2011 (a $55,432 increase from 2010).

Sales revenue generated during 2011 resulted primarily from the sale of the PerfoLiFTTM BD-Series and DiesoLiFTTM 10.  Sales revenue generated during 2010 resulted primarily from the sale of DiesoLiFTTM 10.

Operating Expenses

Total operating expense was $2,750,243 for the twelve months ended December 31, 2011 (including non-cash stock-based compensation expense of $490,391), as compared to $2,454,834 for the twelve-month period ended December 31, 2010 (including non-cash stock-based compensation expense of $260,348).  This represents a $295,409 increase from the prior period, and was primarily attributable to an increase in non-cash stock-based compensation expense, cost of operations and other selling, general and administrative expense.These fluctuations are more fully described below.

Cost of Operations (Exclusive of Depreciation)

Cost of operations (exclusive of depreciation) for the twelve months ended December 31, 2011 was $180,908, as compared to $137,844 for the twelve-month period ended December 31, 2010.  This increase of $43,064, despite a reduction in sales revenues, was caused by raw material components for our PerfoLiFTTM BD-Series product experiencing price increases that exceeded our DiesoLiFTTM product component costs during 2011.  With our PerfoLiFTTM BD-Series representing a higher percentage of our total sales for 2011 versus 2010, the impact of such raw material component price increases further negatively impacted our gross margin.

Selling, General and Administrative Expense

Selling, general and administrative expense for the twelve months ended December 31, 2011 was $2,567,913 (including non-cash stock-based compensation expense of $490,391), as compared to $2,312,396 (including non-cash stock-based compensation of $260,348) for the twelve-month period ended December 31, 2010, representing a $255,517 increase from the prior period.

The non-cash stock-based compensation expense increase of $230,043 between 2011 and 2010 was primarily due to:

(1)	an increase of $291,000 recorded in 2011 versus 2010 related to an increased amount of common shares granted to non-employees for services provided;
(2)	an increase of approximately $80,000 recorded in 2011 versus 2010 for option grants to non-employees for services provided (we did not have any such expense in 2010);
(3)
a net increase of $17,332 recorded in 2011 versus 2010 related to the modification of terms to options that had previously been granted to an employee Director (2011 modification) versus the modification to terms for certain previously granted options to employees, Directors and non-employees (2010 modifications); and

(4)	a decrease of approximately $160,000 recorded in 2011 versus 2010 related to certain employee options granted in 2009 that became fully vested on June 30, 2010.

The $25,474 increase in other selling, general and administrative expense was primarily due to:

(1)	an $88,655 increase in bad debt expense during 2011 related to a customer receivable not yet collected (we did not have any bad debt expense during 2010); and
(2)
an approximate $56,000 decrease in consulting fees expense due to less cash-based consulting arrangements in place during 2011 compared to 2010 (this has been replaced with an increase in non-cash stock-based compensation to non-employees during 2011 versus 2010) and less commercial assistance in the Indian market during 2011.

Depreciation

Depreciation was $1,422 for the twelve months ended December 31, 2011, as compared to $4,594 for the twelve-month period ended December 31, 2010.  Our property and equipment were fully depreciated during the second quarter of 2011.

Interest Income

Net interest income for the twelve months ended December 31, 2011 was $2,021, as compared to $9,157 for the twelve-month period ended December 31, 2010.  The change in net interest income is primarily attributable to a decrease in invested funds during 2011 as compared to 2010, as 2009 equity raise proceeds were used to fund ongoing operations and 2011 equity raise proceeds were received during the second half of the year.

Provision for Income Taxes

We have operated at a net loss since inception and have not recorded or paid any income taxes, other than for non-cash deferred tax expense related to a basis difference between financial reporting and tax reporting goodwill.  We have significant net operating loss ("NOL") carry-forwards that would be recognized at such time as we demonstrate the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting primarily from the NOL carry-forwards has been fully reserved with a valuation allowance.  Because goodwill is not depreciated and has an indefinite life for book purposes, the deferred tax liability related to the book to tax basis difference is not offset against the deferred tax assets when establishing our valuation allowance.  Accordingly, we record non-cash deferred income tax expense, which increases the deferred tax liability, of approximately $65,000 each year.

Net Loss

Net loss for the twelve months ended December 31, 2011 was $2,576,795, as compared to $2,214,494 for the twelve months ended December 31, 2010.  The increase in net loss was primarily due to reduced gross margin created by reduced sales levels and higher cost of operations as raw material components for our PerfoLiFTTM BD-Series product were more expensive than our DiesoLiFTTM product during 2011 and the PerfoLiFTTM BD-Series represented a higher percentage of our total sales for 2011 versus 2010  (a decrease of $105,003 between the comparable periods) and increases in non-cash stock-based compensation expense and other selling, general and administrative expense (as described above).  The basic and diluted net loss per common share for both the twelve months ended December 31, 2011 and 2010 was $(0.02).

New Accounting Pronouncements

New Accounting Pronouncements Adopted

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-28, “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). For reporting units with zero or negative carrying amounts, this ASU requires that an entity perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Effective January 1, 2011, we adopted ASU 2010-28.  The adoption of ASU 2010-28 did not have an impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

ASC 350 – In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” to simplify how entities test goodwill for impairment. This guidance permits an entity to assess qualitative factors to determine whether it is more likely than not (defined as more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current 2-step goodwill impairment test. The 2-step goodwill impairment test is only required if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted.  The adoption of this guidance will not have a material effect on our financial position, results of operations or cash flows.

ASC 820—In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which generally represents clarifications of Topic 820, “Fair Value Measurements,” but also includes certain instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with United States GAAP and International Financial Reporting Standards (“IFRS”). This ASU is effective prospectively for interim and annual periods beginning after December 15, 2011 with earlier application not permitted. We do not expect that the adoption of this guidance will have a material effect on our financial position, results of operations or cash flows.

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

As prescribed by ASU 2010-28, for each reporting period in 2011, we identified adverse qualitative factors that indicated that impairment may exist, which required the Company’s goodwill to be tested for impairment.  Because the Company’s carrying amount is negative, we performed Step 2 of the goodwill impairment test using the market approach to determine the fair value of the Company.  The goodwill analyses performed during 2011 and 2010 did not indicate any goodwill impairment.

Deferred income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2011, our deferred income tax assets consisted principally of NOL carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.

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

In its March 30, 2012 report, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, based on our current cash position, projected sales during 2012, a remaining equity commitment of $1,000,000 (entered into with a related party Board member of IFT and significant shareholder during 2008) and discussions we are currently having with additional external capital sources, we have adequate cash and cash equivalents balances and commitments to fund operations only through June 2012.

Management implemented a salary deferral program for all employees during 2011 to conserve our cash position.  Our current cash available as of March 30, 2012 is approximately $70,000, including $50,000 loaned to us by the related party Board member referred to above (see note 9 to our financial statements for further discussion).  We also anticipate receivables collections (within the next 35 days) of approximately $40,000.  Absent a very near-term cash infusion from the $1,000,000 equity commitment or otherwise, our cash will be exhausted by early May 2012.  If this future financing is not available, our business may fail.  We currently have no other firm commitments from third parties to provide any additional funding.

Although we cannot make assurances that additional capital financing will be available to us on acceptable terms, or at all, management is in the process of executing a plan that we believe will provide us with sufficient funds to, at a minimum, allow us to continue operations through the remainder of 2012.  Specifically, we are working with a group of existing investors and believe we will secure additional financing early in the second quarter of 2012.  However, if we are unable to raise additional capital, we will need to significantly curtail operations.

Cash used in operating activities was $1,688,316 for the twelve months ended December 31, 2011, as compared to cash used in operating activities of $2,076,113 for the twelve months ended December 31, 2010. The decrease in cash flow used in operating activities was due primarily to an increase in accounts payable due to timing of vendor payments and accrued compensation, as employees have deferred portions of their salaries during 2011.  In May 2011, IFT instituted a policy pursuant to which all employees, including our named executive officers (“NEOs”), agreed to defer receipt of 50% of all earned salary until further notice.  Effective July 2011, the policy was revised for all employees.  In particular, pursuant to the new policy, effective July 2011, Mr. Burst agreed to defer receipt of 26% of all earned salary until further notice and Mr. Beath agreed to defer receipt of 14% of all earned salary until further notice.  Mr. Kirk agreed to defer 10% of his earned salary until further notice.  In addition, he agreed to defer receipt of the $10,000 representing the annual salary increase granted to Mr. Kirk in 2009, and amounts owed for his retirement contributions, health insurance and his annual car allowance until further notice.  During 2009, IFT received cash proceeds from VOS for a prepaid sales order, which to date has not been requested to be fulfilled.  IFT would need to expend approximately $1,500,000 to manufacture inventory required to fulfill this sales order. However, we have had no communication with VOS in over 30 months and believe they have ceased all activities on behalf of IFT.

Cash provided by investing activities was $0 for the twelve months ended December 31, 2011, as compared to cash provided by investing activities of $1,000,000 for the twelve months ended December 31, 2010. During 2010, we redeemed $1,000,000 of certificate of deposit investments previously made during the second quarter of 2009.  At December 31, 2011, we did not carry any certificate of deposit investments.

Cash provided by financing activities was $1,253,300 for the twelve months ended December 31, 2011, as compared to $0 for the twelve months ended December 31, 2010. During 2011, we raised $1,178,300 upon the private placement of 11,283,000 restricted shares of our common stock to accredited investors.Also in 2011, we received $75,000 related to the exercise of options granted. We did not have any equity raise activities during the twelve months ended December 31, 2010.

Net cash decreased by $435,016 for the twelve months ended December 31, 2011, as compared to a decrease in net cash of $1,076,113 for the twelve months ended December 31, 2010.

During the twelve months ended December 31, 2011 and December 31, 2010, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Working capital deficit at December 31, 2011 was $(3,141,874), as compared to $(2,375,192) at December 31, 2010.  This decrease was primarily attributable to funding cash operating expenses for 2011. The negative working capital amount for 2011 and 2010 is strongly impacted by the approximate $3 million deferred revenue liability recorded on our balance sheet at both December 31, 2011 and 2010.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011.  Based on this evaluation, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting.  Therefore, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act.  Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control-Integrated Framework, we have identified a material weakness in our internal control over financial reporting.  As a result, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During our 2011 review of internal controls, management identified the following material weakness:  IFT has limited accounting personnel with sufficient expertise, accounting knowledge and training in United States GAAP and financial reporting requirements.  Specifically, IFT lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements.  This material weakness was not corrected during 2011.

This control deficiency resulted in recorded material adjustments to the financial statements for non-cash stock-based compensation and also resulted in adjustments to financial statement presentation.  There is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. However, our management team performed analysis and procedures to ensure that the financial statements included in this annual report on Form 10-K were prepared in conformity with United States GAAP, with specific focus on those areas that would be impacted by the material weakness identified.  As a result, our management believes that the financial statements included in this annual report on Form 10-K present fairly, in all material respects, our financial position, results of operations and our cash flows for the periods presented.

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

 The Remediation Plan

Although as of December 31, 2011 we have not yet remediated the material weakness in our internal control over financial reporting originally identified during our 2008, 2009, 2010 and 2011 reviews, management has initiated the following remediation steps to address the material weakness described above:

•	We will continue to focus on improving the skill sets of our accounting and finance function, through education and training;

•
We will continue to consider the engagement of qualified professional consultants to assist us in cases where we do not have sufficient internal resources, with management reviewing both the inputs and outputs of the services;

•
Upon the successful completion of a financing sufficient to support operations for at least 2 years, we will consider the hiring of additional accounting and finance staff with the commensurate knowledge, experience and training necessary to complement the current staff in the financial reporting functions; and

•	We will further develop our financial statement closing and reporting practices to include additional levels of checks and balances in our procedures and timely review.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following are the names of our current Directors and executive officers, their present positions with IFT and biographical information.

Name	Age	Position(s) and offices held with IFT	Dates in position or office

Jonathan R. Burst	53	Chief Executive Officer,	1999 - Present
		Director, Chairman	2000 - Present
Rex Carr	85	Director	2002 - Present
Fer Eren, M.D.	49	Director	2009 - Present
Gary Kirk	50	Director, Director of Sales and Marketing *	2003 - Present
David B. Norris	63	Director	2000 - Present
Stuart D. Beath	53	Chief Financial Officer	2007 - Present

   *This is a non-executive officer position.

All Directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified.  At present, our Articles of Incorporation provide for not less than 1 nor more than 9 directors.  Currently, we have 5 directors.  Our by-laws permit the Board to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified.  Officers serve at the discretion of the Board.

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

REX CARR has served as a Director of IFT since 2002.  Mr. Carr has been the managing partner of the Rex Carr Law Firm, a law firm with offices in East St. Louis, Illinois, St. Louis, Missouri and Belleville, Illinois, since 2004.  Until 2003, Mr. Carr was the senior partner of a 36-person law firm, Carr, Korein, and Tillery, with offices in Missouri and Illinois, for more than 5 years.  Mr. Carr is admitted to practice in the United States Supreme Court and the Illinois and Missouri Supreme Courts.

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

GARY KIRK has served as a Director of IFT since 2003. Mr. Kirk has served as our Director of Sales and Marketing since 2003. Mr. Kirk has extensive experience (1980 to 2003) in the petroleum industry, all with Petrochem Carless Ltd., a United Kingdom-based refiner and marketer of petroleum products. Mr. Kirk spent his first 8 years as a research chemist and the remainder in Petrochem Carless’ marketing department.  From 1988 to 2003, Mr. Kirk reported directly to the President of Petrochem Carless as the Marketing Manager for Performance Fuels, covering accounts in Europe and the rest of the world.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our executive officers and Directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, Directors and greater than 10% beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of copies of such forms received by us, we believe that, during fiscal year ended December 31, 2011, the following persons did not timely file Forms 3, Forms 4 and Forms 5 reporting transactions affecting their beneficial ownership:

Reporting Person	Number of Known Failures to File Required Form	Number of Transactions Not Reported
Jonathan R. Burst	3	3
Rex Carr	1	1
Gary Kirk	1	1
David B. Norris	1	1
Fer Eren, M.D.	1	1

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

The Board has determined that Mr. Norris, an independent member of the Board, satisfies all of the criteria to be an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board since the filing of our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2011.

Item 11.     Executive Compensation

2011 Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation paid or to be paid by us as well as certain other compensation awarded, earned by and paid, during the indicated fiscal year, to the Chief Executive Officer and Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Jonathan R. Burst,	2011	$169,760	$82,053	1	$260,450	2	$512,263
CEO	2010	$307,692	$24,270		$126,761		$458,723

Stuart D. Beath,	2011	$160,918	$-		$40,414	3	$201,332
CFO	2010	$175,000	$17,335		$25,219		$217,554

1)
Represents $82,053 of non-cash stock-based compensation expense recorded in connection with the modification of terms to options previously granted to Mr. Burst.  In this transaction, 600,000 options previously granted to Mr. Burst pursuant to our Amended and Restated LTIP were cancelled and the Board authorized the grant to Mr. Burst of 600,000 restricted shares of common stock.  Such restricted shares are expected to be issued in the second quarter of 2012.  Since the fair value of the new restricted common share authorization ($0.25 per share) exceeded the fair value of the options being replaced on the November 17, 2011 measurement date, an additional $82,053 of non-cash stock-based compensation expense was recorded in accordance with FASB ASC Topic 718, Share-based Payment” (“FASB ASC 718”).  See Note 4 to our financial statements for assumptions.

2)
Includes (i) $146,154 of payments made to Burcor Capital, LLC, a company owned by Mr. Burst, in lieu of salary owed to Mr. Burst pursuant to his employment agreement (see discussion of Mr. Burst’s employment agreement in “Executive Officer Employment Agreements” below), (ii) $84,086 of deferred salary owed to Mr. Burst (see “Salary Deferrals” below), (iii) $26,332 of health insurance coverage for Mr. Burst and his family, (iv) $2,178 of life insurance premiums paid by IFT, and (v) $1,700 of non-cash expense recorded for the grant of 10,000 shares of our common stock for 2011 Board services provided. The non-cash expense represents the aggregate grant date fair value computed in accordance with FASB ASC 718.  These fully vested shares were valued based on the closing price of our stock on the grant date ($0.17 on December 31, 2011).

3)	Represents $26,332 of health insurance coverage for Mr. Beath and his family. Also represents $14,082 of deferred salary owed to Mr. Beath. See “Salary Deferrals” below.

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

Salary Deferrals

In May 2011, IFT instituted a policy pursuant to which all employees, including our NEOs, agreed to defer receipt of 50% of all earned salary until further notice.  Effective July 2011, the policy was revised.  Pursuant to the new policy, effective July 2011, Mr. Burst agreed to defer receipt of 26% of all earned salary until further notice and Mr. Beath agreed to defer receipt of 14% of all earned salary until further notice.

Executive Officer Employment Agreements

Jonathan R. Burst

On May 15, 2009, we entered into an employment agreement with Mr. Burst (the “Burst Agreement”) to serve as our Chief Executive Officer.  The Burst Agreement has a term beginning May 15, 2009 through May 14, 2012.

Pursuant to the terms of the Burst Agreement, Mr. Burst is entitled to receive an annual base salary of $400,000.  Mr. Burst is also eligible to receive a cash bonus and stock options at the discretion of our Board.  See “Salary Deferrals.”

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

Pursuant to the terms of the Burst Agreement, if we terminate Mr. Burst other than for cause, death or disability, or if Mr. Burst terminates his employment for good cause shown, IFT must pay Mr. Burst’s accrued but unpaid portion of his annual base salary in a lump sum, and will continue to pay Mr. Burst’s annual base salary through May 14, 2012.  In addition, if we do not extend Mr. Burst’s contract beyond the terms of the Burst Agreement, we will pay Mr. Burst his current salary over the 1-year period after the Burst Agreement expires.

Under the Burst Agreement, if Mr. Burst’s employment is terminated by us by reason of his death or disability, we will pay Mr. Burst’s accrued but unpaid portion of his annual base salary in a lump sum.  In addition, if Mr. Burst’s employment is terminated by reason of disability, we will continue to pay Mr. Burst’s annual base salary, less any amounts received by Mr. Burst under any disability insurance coverage maintained by us, until the earlier of (i) May 14, 2012, (ii) 6 months after a determination of disability has been made, or (iii) the date of Mr. Burst’s death.

Pursuant to the Burst Agreement, during Mr. Burst’s employment, and for a period of 5 years following termination of Mr. Burst’s employment (i) by Mr. Burst other than for good cause shown, or (ii) by us for cause, Mr. Burst is bound by a non-competition clause.  The Burst Agreement also provides for a non-solicitation period ending 1 year following Mr. Burst’s termination for any reason.

In addition, Mr. Burst is entitled to receive additional compensation for serving on our Board.

Stuart D. Beath

On May 15, 2009, we entered into an employment agreement with Mr. Beath (the “Beath Agreement”).  Pursuant to the Beath Agreement, Mr. Beath is to serve as our Chief Financial Officer.  The term of the Beath Agreement begins May 15, 2009 and extends to May 14, 2012.

Pursuant to the terms of the Beath Agreement, Mr. Beath is entitled to receive an annual base salary of $175,000.  Mr. Beath is also eligible to receive a cash bonus and stock option grants at the discretion of our Board.  See “Salary Deferrals.”

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

Under the Beath Agreement, if Mr. Beath’s employment is terminated by us by reason of his death or disability, we will pay Mr. Beath’s accrued but unpaid portion of his annual base salary in a lump sum.  In addition, if Mr. Beath’s employment is terminated by reason of disability, we will continue to pay Mr. Beath’s annual base salary, less any amounts received by Mr. Beath under any disability insurance coverage maintained by us, until the earlier of (i) May 14, 2012, (ii) 6 months after a determination of disability has been made, or (iii) the date of Mr. Beath’s death.

Pursuant to the Beath Agreement, during Mr. Beath’s employment, and for a period of 5 years following termination of Mr. Beath’s employment (i) by Mr. Beath other than for good cause shown, or (ii) by us for cause, Mr. Beath is bound by a non-competition clause.  The Beath Agreement also provides for a non-solicitation period ending 1 year following Mr. Beath’s termination for any reason.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table provides information on all restricted stock, stock options and SAR awards (if any) held by our NEOs as of December 31, 2011.

	Option Awards
Name	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Jonathan R. Burst	10,400	-	$0.15	12/31/2012
	10,400	-	$0.21	12/31/2013
	450,000	-	$0.50	12/31/2013
	780,000	-	$0.13	12/31/2014
	1,040,000	-	$0.24	12/31/2014
	4,600,000	-	$0.48	12/31/2014

Stuart D. Beath	208,000	-	$0.72	6/30/2012
	250,000	-	$0.50	12/31/2013
	200,000	-	$0.25	8/2/2014
	1,352,000	-	$0.48	12/31/2014

2011 Director Compensation

Directors do not receive any cash compensation for their services as members of the Board, although they are reimbursed for certain expenses incurred in connection with attendance at Board and Committee meetings.

Each non-employee and employee Director is entitled to an annual award of 10,000 restricted shares or an immediately vesting option to purchase 10,000 shares of our common stock as compensation for their services as Board members. In addition, each Board member is entitled to receive 1,000 shares of restricted stock or an option to purchase 1,000 shares of our common stock for every 3 Board meetings attended. For 2011 Board services, Mr. Burst elected restricted shares and Messrs. Carr, Norris, Kirk and Eren elected options as compensation for their services.

Board members are also eligible to receive discretionary grants of common stock under the Consultant and Employee Stock Compensation Plan and grants of stock options, stock appreciation rights and restricted stock pursuant to the Amended and Restated LTIP.

The following table provides information related to the compensation of our non-NEO Directors for fiscal 2011.  For information regarding our Chairman and Chief Executive Officer’s 2011 compensation, see the 2011 Summary Compensation table.

Name	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Rex Carr1	$-	$1,210	2	$--		$1,210
Fer Eren, M.D.3	$-	$1,210	2	$--		$1,210
David B. Norris4	$-	$1,210	2	$--		$1,210
Gary Kirk5	$-	$1,210	2	$161,021	6	$162,231

1)
Mr. Carr’s IFT equity holdings as of December 31, 2011 include 14,820,298 shares of restricted common stock owned by R.C. Holding Company, of which Mr. Carr is a Director, President and 41% stockholder.  Mr. Carr is deemed to be the beneficial owner of these shares.  Mr. Carr also owns 130,000 shares of common stock and 4,319,901 shares of restricted common stock.  Mr. Carr also has 186,560 vested options to purchase shares of IFT common stock and 10,000 restricted common shares obtained from Board services provided from 2002 to date.

2)
Includes $1,210, which represents the grant date fair value for options granted as compensation for 2011 Board services.  Key assumptions used in determining the fair value (pursuant to FASB ASC 718) of these options include the following:

Measurement date:	December 31, 2011
Fair value per option:	$0.12
Risk-free interest rate:	0.90%
Dividend yield:	0%
Volatility factor:	0.94
Expected option life:	5 years.

3)
Dr. Eren’s IFT equity holdings as of December 31, 2011 include 642,899 shares of common stock.  Dr. Eren also holds 130,000 vested options to purchase shares of IFT common stock, obtained from Board services provided from 2009 to date.

4)
Mr. Norris’ IFT equity holdings as of December 31, 2011 include 1,244,425 shares of restricted common stock.  Mr. Norris also holds 208,000 vested options to purchase shares of IFT common stock for non-director related services provided.  Mr. Norris also holds 209,440 vested options to purchase shares of IFT common stock and 10,000 restricted common shares obtained from Board services provided from 2000 to date.

5)
Mr. Kirk’s IFT equity holdings as of December 31, 2011 include 2,330,000 vested options to purchase shares of IFT common stock granted for employee services.  Mr. Kirk also holds 85,120 vested options to purchase shares of IFT common stock, obtained from Board services provided from 2003 to date.

6)
Pursuant to his employment agreement in effect during 2009, Mr. Kirk was to receive (i) an annual salary of 75,000 British Pounds, (ii) 3,750 British Pounds for retirement contributions, (iii) a health insurance stipend of 3,000 British Pounds and (iv) an annual auto allowance of $9,600.  Effective April 2009, Mr. Kirk received an incremental annual salary increase of 5,000 British Pounds and 250 British Pounds for retirement contributions.  Effective November 2009, Mr. Kirk received another incremental annual salary increase of $10,000.  Amount represents $161,021 for Mr. Kirk’s employment salary considering foreign currency conversion to United States dollars based on when payments were made to Mr. Kirk (or when accrued but unpaid salary accruals were recorded) throughout the year.  In May 2011, IFT instituted a policy pursuant to which all employees, including Mr. Kirk, agreed to defer receipt of 50% of all earned salary until further notice.  Effective July 2011, the policy was revised.  Pursuant to the new policy, effective July 2011 Mr. Kirk agreed to defer 10% of his earned salary until further notice.  In addition, he agreed to defer receipt of the $10,000 representing the annual salary increase granted to Mr. Kirk in 2009, and amounts owed for his retirement contributions, health insurance and his annual car allowance until further notice.  Of this total, $25,480 remains accrued but unpaid as of December 31, 2011.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the ownership of our common stock as of March 22, 2012 by (i) each person known by IFT to own beneficially more than 5% of our common stock; (ii) each Director of IFT; (iii) each executive officer named in the Summary Compensation Table (see “Executive Compensation”); and (iv) all Directors and executive officers of IFT as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership 1	% of Common Stock 2

Jonathan R. Burst 3	9,287,944	7.66%
David B. Norris 4	1,671,865	1.46%
Gary Kirk 5	2,415,120	2.07%
Rex Carr 6	19,466,759	16.98%
Fer Eren, M.D. 7	772,899	*
Stuart D. Beath 8	2,359,024	2.03%
All directors and executive officers as a group (6 persons) 9	35,973,611	28.44%

John M. Hennessy 10	6,000,000	5.15%

* Under 1%.
1 This table is based upon information supplied by officers, directors and principal stockholders.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Unless otherwise indicated, the principal address of each of the stockholders named in this table is: c/o International Fuel Technology, Inc., 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105.  The number of shares beneficially owned includes shares of common stock that the owner or owners had the right to acquire on or within 60 days of March 22, 2012, including through the exercise of options or warrants.  Also included are restricted shares of common stock, over which the owner or owners have voting power, but no investment power.
2 Calculation based on 114,435,284 common shares outstanding as of March 22, 2012 and calculated in accordance with Rule 13d-3 under the Exchange Act.
3 Includes 52,000 restricted shares of common stock owned by Burcor Capital, LLC, of which Mr. Burst is an executive officer.  Mr. Burst is deemed to be the beneficial owner of such shares. It also includes 6,890,800 shares issuable upon the exercise of options.
4 Includes 417,440 shares issuable upon exercise of options.
5 Represents 2,415,120 shares issuable upon exercise of options.
6 Includes 14,820,298 shares of restricted common stock owned by R.C. Holding Company, of which Mr. Carr is a director, President and 41% stockholder.  Mr. Carr is deemed to be the beneficial owner of these shares.  Also includes 130,000 shares of common stock and 4,329,901 shares of restricted common stock owned by Mr. Carr.  Amount also includes 186,560 shares issuable upon exercise of options.
7 Represents 642,899 shares of common stock and 130,000 shares issuable upon exercise of options.
8 Represents 349,024 shares of common stock and 2,010,000 shares issuable upon exercise of options.
9 Includes 12,049,920 shares issuable upon exercise of options.
10 Represents 2,000,000 shares of common stock held directly by Mr. Hennessy, 2,000,000 shares of common stock held by a grantor retained annuity trust, of which Mr. Hennessy serves as trustee (the "GRAT"), 1,000,000 shares issuable upon exercise of warrants held directly by Mr. Hennessy, and 1,000,000 shares issuable upon exercise of warrants held by the GRAT.  Mr. Hennessy's principal address is 47 West Lake Road, Tuxedo Park, NY 10987.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders (1) (2)	23,924,469	$0.39	1,718,455
Total	23,924,469	$0.39	1,718,455

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of IFT and a holder of over 5% of our common stock. See Equity Commitment in note 3 to our financial statements. Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in IFT, at such time or times as we may request, in the form of a purchase or purchases of restricted common stock of IFT. IFT may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of shares of restricted common stock of IFT equal to the value of the investment then provided to IFT. The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on The OTC Bulletin Board on the date of the sale. There is no stipulation regarding the duration of this commitment. The total amount available under this commitment is $1,000,000 as of December 31, 2011.

On March 13, 2012, Mr. Carr loaned IFT $50,000.  The terms of the loan do not require the payment of interest, and do not require repayment of the principal by a certain date.  As of March 30, 2012, no principal or interest relating to the loan has been paid by IFT, and $50,000 remains outstanding under the loan. This transaction is being treated independent from the equity commitment arrangement in place with Mr. Carr.

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

Item 14.    Principal Accountant Fees and Services

Services Provided by our Independent Registered Public Accountants

BDO USA, LLP served as our independent registered public accountants for the fiscal years ended December 31, 2011 and 2010.  Aggregate fees for professional services rendered for IFT by BDO USA, LLP for the fiscal years ended December 31, 2011 and 2010 were as follows:

	Fiscal year ended December 31,
	2011	2010

Audit fees	$88,200	$94,110
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$88,200	$94,110

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of the financial statements included in our quarterly reports on Form 10-Q for the quarterly periods during the 2011 and 2010 fiscal years.

Audit-related Fees

During the 2011 and 2010 fiscal years, BDO USA, LLP did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above.  Therefore, there were no audit-related fees billed or paid during the 2011 and 2010 fiscal years.

Tax Fees

As BDO USA, LLP did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2011 and 2010, no tax fees were billed or paid during those fiscal years.

All Other Fees

BDO USA, LLP did not provide any products and services not disclosed in the table above during the 2011 and 2010 fiscal years.  As a result, there were no other fees billed or paid during those fiscal years.

Audit Committee Pre-approval Policies and Procedures

The Audit Committee has certain policies and procedures in place requiring the pre-approval of audit and non-audit services to be performed by our independent registered public accountants.  Such pre-approval can be given as part of the Audit Committee’s approval of the scope of the engagement of the independent public registered accountants or on an individual basis. The approved non-audit services must be disclosed in our periodic reports filed with the SEC. The Audit Committee can delegate the pre-approval of non-auditing services to one or more of its members, but the decision must be presented to the full Audit Committee at the next scheduled meeting. The charter prohibits us from retaining our independent registered public accounting firm to perform specified non-audit functions, including (i) bookkeeping, financial information systems design and implementation; (ii) appraisal or valuation services, fairness opinions, or contribution-in-kind reports; (iii) actuarial services; and (iv) internal audit outsourcing services.  All work performed by BDO USA, LLP for us in 2011 and 2010 was pre-approved by the Audit Committee.

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

3.	Exhibits The following exhibits are filed as part of the report or are incorporated by reference:

EXHIBITS

3.1	Articles of Incorporation of International Fuel Technology, Inc. and all amendments. (Filed as Exhibit 3.1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

3.2	Certificate of Amendment to Articles of Incorporation of International Fuel Technology, Inc.

3.3	By-laws of International Fuel Technology, Inc. (Filed as Exhibit 3.2 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.1	Consultant and Employee Stock Option Plan (Filed as Exhibit 10 to the registrant’s registration statement on Form S-8 filed on February 7, 2000 and incorporated herein by reference). *

10.2	Long Term Incentive Plan (Filed as Exhibit 10.2 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference). *

10.3	Amended and Restated Long Term Incentive Plan (Filed as Exhibit 10.3 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference). *

10.4	Form of Amended and Restated Long Term Incentive Plan Stock Option Agreement (Filed as Exhibit 10.4 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference). *

10.5	Form of Stock Option Agreement Agreement (Filed as Exhibit 10.5 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference). *

10.6	Jonathan R. Burst Employment Agreement (Filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 13, 2009 and incorporated herein by reference). *

10.7	Stuart D. Beath Employment Agreement (Filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on November 13, 2009 and incorporated herein by reference). *

10.8	Non-Statutory Stock Option Agreement between International Fuel Technology, Inc. and Stuart D. Beath, dated July 2, 2007 (Filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on July 3, 2007 and incorporated herein by reference). *

10.9	Equity Investment Commitment between Rex Carr and International Fuel Technology, Inc., dated December 11, 2007 (Filed as Exhibit 10.12 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007, incorporated herein by reference).

14	Code of Business Conduct and Ethics (Filed as Exhibit 14 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2005, incorporated herein by reference).

21	Subsidiaries

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.LAB	XBRL Taxonomy Extension Labe Linkbase

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By:	/s/ Jonathan R. Burst	Date	March 30, 2012
Jonathan R. Burst Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jonathan R. Burst	Date	March 30, 2012
Jonathan R. Burst
Chairman of the Board and Chief Executive Officer (Principal executive officer)

By:	/s/ Stuart D. Beath	Date	March 30, 2012
Stuart D. Beath
Chief Financial Officer (Principal financial and accounting officer)

By:	/s/ Rex Carr	Date	March 30, 2012
Rex Carr
Director

By:	/s/ Fer Eren, M.D.	Date	March 30, 2012
Fer Eren, M.D.
Director

By:	/s/ Gary Kirk	Date	March 30, 2012
Gary Kirk
Director

By:	/s/ David B. Norris	Date	March 30, 2012
David B. Norris
Director

INTERNATIONAL FUEL TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
International Fuel Technology, Inc.
St. Louis, Missouri

We have audited the accompanying balance sheets of International Fuel Technology, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Fuel Technology, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that International Fuel Technology, Inc. will continue as a going concern. As described in Note 2 to the financial statements, International Fuel Technology, Inc. has suffered recurring losses from operations, has working capital and stockholders’ deficits at December 31, 2011 and has cash obligations and outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP
Chicago, Illinois

March 30, 2012

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

	December 31,	December 31,
ASSETS	2011	2010
Current assets
Cash and cash equivalents	$316,895	$751,911
Accounts receivable	85,222	110,464
Inventory	72,563	112,430
Prepaid expenses and other assets	19,612	39,399
Total current assets	494,292	1,014,204

Property and equipment
Machinery, equipment and office furniture	63,706	63,706
Accumulated depreciation	(63,706)	(62,284)
Net property and equipment	-	1,422

Goodwill	2,211,805	2,211,805

Total assets	$2,706,097	$3,227,431

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$272,846	$183,239
Accrued compensation	175,078	17,915
Deferred revenue (Note 8)	2,998,242	2,998,242
Other accrued expenses (Note 3)	190,000	190,000
Total current liabilities	3,636,166	3,389,396

Deferred income taxes (Note 5)	595,000	530,000

Total liabilities	4,231,166	3,919,396

Commitments and contingencies (Notes 6 and 7)
Stockholders’ (deficit) (Notes 3 and 4)
Common stock, $0.01 par value; 250,000,000 and 150,000,000 shares authorized at December 31, 2011 and December 31, 2010, respectively; 114,435,284 and 101,342,284 (net of 1,440,000 shares held in treasury stock) shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	1,158,753	1,027,823
Treasury stock	(664,600)	(664,600)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	66,603,635	64,990,874
Accumulated deficit	(67,802,934)	(65,226,139)
Total stockholders’ deficit	(1,525,069)	(691,965)
Total liabilities and stockholders’ deficit	$2,706,097	$3,227,431

See accompanying Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011	Year Ended December 31, 2010
Net revenues	$236,427	$298,366

Operating expenses:

Cost of operations (exclusive of depreciation)	180,908	137,844
Selling, general and administrative expenses, including non-cash stock-based compensation expense of $490,391 and $260,348 for 2011 and 2010, respectively	2,567,913	2,312,396

Depreciation	1,422	4,594
Total operating expenses	2,750,243	2,454,834
Net loss from operations	(2,513,816)	(2,156,468)

Interest income	2,021	9,157

Net loss before income taxes	(2,511,795)	(2,147,311)

Income tax provision (Note 5)	65,000	67,183

Net loss	$(2,576,795)	$(2,214,494)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Weighted-average common shares outstanding, basic and diluted	107,951,736	102,748,202

See accompanying Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2009	102,732,284	$1,027,323	$(664,600)	$(819,923)	$64,731,026	$(63,011,645)	$1,262,181
Issuances of stock for services (Note 3)	30,000	300	-	-	8,700	-	9,000
Shares issued for Directors’ services (Note 3)	20,000	200	-	-	4,400	-	4,600
Options granted for Directors’ services (Notes 3 and 4)	-	-	-	-	4,900	-	4,900
Expense relating to stock option grants (Note 4)	-	-	-	-	241,848	-	241,848
Net loss	-	-	-	-	-	(2,214,494)	(2,214,494)
Balance, December 31, 2010	102,782,284	1,027,823	(664,600)	(819,923)	$64,990,874	(65,226,139)	(691,965)
Issuance of stock (Note 3)	11,283,000	112,830	-	-	1,065,470	-	1,178,300
Issuances of stock for services (Note 3)	1,500,000	15,000	-	-	285,000	-	300,000
Authorization of stock issuance for option modifications (Notes 3 and 4)	-	-	-	-	82,053	-	82,053
Issuance of stock for the exercise of options (Note 4)	300,000	3,000	-	-	72,000	-	75,000
Shares issued for Directors’ services (Note 3)	10,000	100	-	-	1,600	-	1,700
Options granted for Directors’ services (Notes 3 and 4)	-	-	-	-	4,841	-	4,841
Expense relating to stock option grants (Note 4)	-	-	-	-	101,797	-	101,797
Net loss	-	-	-	-	-	(2,576,795)	(2,576,795)
Balance, December 31, 2011	115,875,284	$1,158,753	$(664,600)	$(819,923)	$66,603,635	$(67,802,934)	$(1,525,069)

See accompanying Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(2,576,795)	$(2,214,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,422	4,594
Bad debt provision	88,655	-
Non-cash stock-based compensation	490,391	260,348
Deferred income tax provision	65,000	65,000
Change in assets and liabilities:
Accounts receivable	(63,413)	(108,024)
Accrued interest receivable	-	8,210
Inventory	39,867	45,035
Prepaid expense and other assets	19,787	(10,718)
Accounts payable	89,607	(9,835)
Accrued compensation	157,163	3,771
Other accrued expenses	-	(120,000)
Net cash used in operating activities	(1,688,316)	(2,076,113)

Cash flows from investing activities
Redemptions of certificates of deposit	-	1,000,000
Net cash provided by investing activities	-	1,000,000

Cash flows from financing activities
Proceeds from issuance of common stock	1,178,300	-
Proceeds from the exercise of options	75,000	-
Net cash provided by financing activities	1,253,300	-

Net decrease in cash and cash equivalents	(435,016)	(1,076,113)
Cash and cash equivalents, beginning	751,911	1,828,024
Cash and cash equivalents, ending	$316,895	$751,911

See accompanying Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of Business

International Fuel Technology, Inc. ("IFT,” “we” or the “Company”) is a company that was incorporated under the laws of the State of Nevada on April 9, 1996. We have developed a family of fuel additive product formulations. These unique fuel blends have been created to improve fuel economy, enhance lubricity (reducing engine wear and tear) and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuels. We began transitioning from a development stage technology company to a commercial entity during 2002 and have been increasing our product marketing and sales efforts since. We are now focused on continuing to develop the body of evidence of the efficacy of our products applicable to a wide range of markets and industries within these markets through additional industry specific laboratory testing and customer field-based demonstration trials. In addition, we are continuing to strengthen our distributor and customer contact base. Marketing and sales efforts, in conjunction with the additional industry specific testing, will complete our transition to a commercial enterprise.

During 2011, our net revenues were split in the following manner: 21% to United States end-user customers and 79% to international distributors and end-user customers. 88% of our net revenues for 2011 were concentrated among 6 customers.

During 2010, our net revenues were split in the following manner: 16% to United States end-user customers and 84% to international distributors and end-user customers. 87% of our net revenues for 2010 were concentrated among 3 customers.

Customers whose revenues exceeded 10% of our total revenues for 2011 and 2011, respectively, are listed below:

Customer Name	2011	2010

Nordmann, Rassmann	50%	22%
Schnucks Markets, Inc.	18%	14%
East Midlands Trains Limited	15%	*
Tidewater India Ltd.	*	51%

* Less than 10% of our total revenues for the applicable period.

Our product line revenues for 2011 and 2010 have not been significant. See the table below for a breakdown of our product line revenues:

	2011		2010
IFT Product	$	%	$	%

DiesoLiFTTM 10	$98,153	42%	$220,121	74%

PerfoLiFTTM BD-Series	132,050	56%	69,348	23%

Other	6,224	2%	8,897	3%

Total revenues	$236,427	100%	$298,366	100%

Net revenues related to shipments into various foreign countries were $187,894 and $249,741 a during 2011 and 2010, respectively. The following table breaks out net revenues by foreign country:

Country	2011	2010

China	$14,400	$21,372
Czech. Republic	40,972	-
Cyprus	10,826	5,046
France	6,224	5,736
Germany	45,092	64,302
India	-	153,285
Romania	33,181	-
United Kingdom	37,199	-
	$187,894	$249,741

We currently utilize Air Products and Chemicals, Inc. and Multisol France as our contracted product manufacturers. Both entities independently purchase required raw materials to manufacture our product.

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

Revenue Recognition

We recognize revenue from the sale of our products when the products are shipped, and title and risk of loss has passed to the buyer. A majority of our revenues is from sales to product distributors. Product distributors do not have the option to return product that is not immediately sold to an end-user. Therefore, our revenue recognition is not conditional on whether a distributor is able to sell product to an ultimate product end-user. Our sales policies for end-users are consistent with product distributor sales policies.

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

Beginning June 18, 2009, we purchased $3,000,000 of certificates of deposit with maturities greater than 90 days. In 2010, we redeemed the remaining balance and as of December 31, 2011 and 2010, we did not have any certificates of deposit outstanding.

Accounts Receivable

An allowance for doubtful accounts is maintained at a level we believe sufficient to cover potential losses based on historical trends and known current factors impacting our customers. We have determined that an allowance for doubtful accounts was not necessary as of December 31, 2011 and 2010. We did, however, write off $88,655 of accounts receivable in 2011 that was expensed in 2011.

Inventory

Inventory, which consists of finished product, is valued at the lower of cost or market, based on the first-in, first-out (“FIFO”) method, or market, and reflects the purchased cost from vendors.

Machinery, Equipment and Office Furniture

Machinery, equipment and office furniture is stated at cost. Depreciation is calculated using the straight-line method over an asset’s appropriate estimated useful life, generally 3 to 5 years.

We review the carrying values of our machinery, equipment and office furniture for possible impairment whenever events or changes in circumstances (such as changes in operations or estimated future cash flows) indicate that the carrying amount of the assets may not be recoverable. As of December 31, 2011, the carrying value of our property and equipment assets is zero.

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

Effective January 1, 2011, we adopted Financial Accounting Standards Board (“FASB”) ASU No. 2010-28, “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). For reporting units with zero or negative carrying amounts, this ASU requires that an entity perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.

For each reporting period in 2011, we identified adverse qualitative factors that indicated that impairment may exist, which required the Company’s goodwill to be tested for impairment. Because the Company’s carrying amount is negative, we performed Step 2 of the goodwill impairment test using the market approach to determine the fair value of the Company. The goodwill analyses performed during 2011 and 2010 did not indicate any goodwill impairment.

Deferred Income Taxes

Deferred income taxes are provided on an asset and liability method whereby deferred income tax assets are recognized for deductible temporary differences, operating losses and tax credit carry-forwards, and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Research and Development

Research and development costs are expensed as incurred. Expense for services received from external vendors for 2011 and 2010 was $59,411 and $52,429, respectively.

Advertising Expenses

Advertising costs are expensed as incurred and amounted to $62,339 and $46,837 in 2011 and 2010, respectively.

Basic and Diluted Net Earnings (Loss) Per Common Share

Basic earnings (loss) per share are based upon the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share are based upon the weighted-average number of common and potentially dilutive common shares outstanding for the period. For the fiscal years ended December 31, 2011 and 2010, 23,924,470 and 21,578,920 shares, respectively, of common stock equivalents were excluded from the computation of diluted net loss per share since their effect would be anti-dilutive.

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

New Accounting Pronouncements Adopted

In December 2010, the FASB issued ASU No. 2010-28. For reporting units with zero or negative carrying amounts, this ASU requires that an entity perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Effective January 1, 2011, we adopted ASU 2010-28. The adoption of ASU 2010-28 did not have an impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

ASC 350 – In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” to simplify how entities test goodwill for impairment. This guidance permits an entity to assess qualitative factors to determine whether it is more likely than not (defined as more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current 2-step goodwill impairment test. The 2-step goodwill impairment test is only required if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance will not have a material effect on our financial position, results of operations or cash flows.

ASC 820—In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which generally represents clarifications of Topic 820, “Fair Value Measurements,” but also includes certain instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with United States GAAP and International Financial Reporting Standards (“IFRS”). This ASU is effective prospectively for interim and annual periods beginning after December 15, 2011 with earlier application not permitted. We do not expect that the adoption of this guidance will have a material effect on our financial position, results of operations or cash flows.

Note 2. Substantial Doubt About Ability to Continue as a Going Concern

Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses since inception and currently have and previously from time to time have had limited funds with which to operate. Management is in the process of executing a strategy based upon marketing technologies that offer enhanced engine performance and greater fuel economy along with pollution control benefits. We have several technologies in the commercialization phase and in development. We have received necessary regulatory and commercial acceptance for our products currently in the commercialization phase. During the first quarter of 2002, we began selling our products directly to the commercial marketplace. We expect to increase our sales to the marketplace, eventually generating a level of revenues sufficient to meet our cash flow and earnings requirements.  Until such time, we are dependent on external sources of capital to help fund the operations of the Company.  While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that based on our current cash position, projected sales for 2012, a remaining equity commitment of $1,000,000 (entered into with a related party Board member of IFT and significant shareholder during 2008) and discussions we are currently having with additional external capital sources, we have adequate cash and cash equivalents balances and commitments to fund operations only through June 2012.

Management implemented a salary deferral program for all employees during 2011 to conserve our cash position.  Our current cash available as of March 30, 2012 is approximately $70,000, including $50,000 loaned to us by the related party Board member referred to above (see note 9 to our financial statements for further discussion).  We also anticipate receivables collections (within the next 35 days) of approximately $40,000.  Absent a very near-term cash infusion from the $1,000,000 equity commitment or otherwise, our cash will be exhausted by early May 2012.  If this future financing is not available, our business may fail.  We currently have no other firm commitments from third parties to provide any additional funding.

Although we cannot make assurances that additional capital financing will be available to us on acceptable terms, or at all, management is in the process of executing a plan that we believe will provide us with sufficient funds to, at a minimum, allow us to continue operations through the remainder of 2012.  Specifically, we are working with a group of existing investors and believe we will secure additional financing early in the second quarter of 2012.  However, if we are unable to raise additional capital, we will need to significantly curtail operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of IFT to continue as a going concern.

Note 3. Stockholders' Deficit

Effective October 27, 1999, we merged with Blencathia Acquisition Corporation (“Blencathia”). Blencathia was a public shell company with immaterial assets and liabilities and 312,000 shares outstanding at the time of the merger, which it redeemed and cancelled upon the merger. In exchange, we issued 312,000 of our common shares to the prior Blencathia owner with the contractual understanding that such shares were to be sold by that owner to achieve gross cash proceeds of $500,000. Any excess proceeds were to be returned to us and any deficiency was to be made up by us issuing additional shares or paying the difference in cash. As we believed that we controlled the ultimate timing of the sale of these 312,000 shares by the prior Blencathia owner, we did not consider these shares as issued or outstanding for purposes of computing earnings per share prior to 2006.

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent. Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock. The remaining $350,000 obligation was reflected as a current accrued expense. Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations. During 2009 and 2010, we made payments totaling $160,000 to the prior Blencathia owner. We did not make any payments to the prior Blencathia owner during 2011. The related current accrued expense balance remains at $190,000 at the end of 2011. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.

During 2011, we sold a total of 11,283,000 shares to accredited investors which yielded aggregate proceeds of $1,178,300. During the third quarter of 2011, we sold 10,283,000 shares of common stock to accredited investors for $0.10 per share. During the fourth quarter of 2011, we sold 1,000,000 shares of common stock to an accredited investor for $0.15 per share. A detachable warrant to purchase a share of our common stock accompanied every 4 shares purchased in these offerings. The 2,820,750 aggregate warrants each have an exercise price of $0.25 and were exercisable immediately and for up to 5 years.

The weighted-average fair value for warrants issued during 2011 ($0.14 per warrant) was determined in accordance with FASB ASC Topic 718, "Share-based Payment" ("FASB ASC 718"), using the following weighted-average key assumptions:

Risk-free interest rate:	0.85%
Dividend yield:	0%
Expected volatility:	0.96
Expected option life (years):	4.73

During 2011, we issued a cumulative total of 1,500,000 common shares to a non-employee consulting entity for services. These shares were valued at the respective settlement dates’ quoted market prices and resulted in an aggregate of $300,000 of recorded non-cash stock-based compensation expense during 2011. During 2010, we issued 30,000 common shares, valued at the settlement date’s quoted market price of $9,000 for services provided by a consulting entity.

During the fourth quarter of 2011, the terms of a prior stock option grant to Mr. Burst, our Board chairman and Chief Executive Officer, were modified. In this transaction, 600,000 options previously granted to Mr. Burst pursuant to our Amended and Restated LTIP were cancelled and the Board authorized the grant to Mr. Burst of 600,000 restricted shares of common stock. Such restricted shares are expected to be issued in the second quarter of 2012. Since the fair value of the new restricted common share authorization ($0.25 per share) exceeded the fair value of the options being replaced on the November 17, 2011 measurement date, an additional $82,053 of non-cash stock-based compensation expense was recorded in accordance with FASB ASC 718. These shares are expected to be formally issued during the second quarter of 2012.

In 2011, 10,000 shares were issued to a Director which resulted in $1,700 of non-cash based stock compensation expense. In 2010, 20,000 shares were issued to Directors which resulted in non-cash based stock compensation expense of $4,600.

We currently have 7,145,750 warrants outstanding. These warrants were issued as part of equity funding efforts that occurred in 2009 and 2011.

Year Warrants Issued	No. of Warrants Issued	Warrant Exercise Price	Warrant Expiration Date

2009	4,325,000	$0.25	2014
2011	2,570,750	$0.25	2016
2011	250,000	$0.25	2013

During 2010, 1,156,473 warrants issued as part of a 2005 equity funding expired. No warrants were exercised during 2011 or 2010.

Equity Commitment

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of IFT and a holder of over 5% of our common stock. Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in IFT, at such time or times as we may request, in the form of a purchase or purchases of restricted common stock of IFT. IFT may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of shares of restricted common stock of IFT equal to the value of the investment then provided to IFT. The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on The OTC Bulletin Board on the date of the sale. There is no stipulation regarding the duration of this commitment. As of December 31, 2011, the amount available under this commitment is $1,000,000.

Long Term Incentive Plan

On October 23, 2001, the Board of Directors ( the "Board") adopted our Long Term Incentive Plan (“LTIP”). The Board is responsible for the administration of this LTIP, and is the approval authority for all option grant awards under this plan. Subject to the express provisions of the LTIP, the Board shall have full authority and sole and absolute discretion to interpret and amend this LTIP, to prescribe, amend and rescind rules and regulations relating to it, and to make all other determinations which it believes to be necessary or advisable in administering this LTIP.

On October 22, 2006, our Board adopted the Amended and Restated LTIP. This plan expires on October 21, 2016.

The maximum number of shares of common stock as to which awards may be granted under this plan, subject to subsequent amendments, is 18,200,000 shares (updated to reflect the 4% dividend issued during the first quarter of 2009). The common stock issued upon exercise of options or on grant of stock awards may be shares previously authorized but not yet issued or shares which have been issued and reacquired by IFT as treasury stock. The Board may increase the maximum number of shares of common stock as to which awards may be granted at such time as it deems advisable.

The following tables summarize information about stock options issued to employees and Directors during the 2 years ended December 31, 2011:

	Shares	Exercise price per share		Weighted-average exercise price

Outstanding at December 31, 2009	12,334,320	$0.10-1.89		$0.47

Granted	280,000	$0.23-0.50		$0.47
Outstanding at December 31, 2010	12,614,320	$0.10-1.20	(1)	$0.45

Granted	140,000	$0.17-0.25		$0.23
Canceled	(600,000)	$0.48		$0.48
Expired	(161,200)	$0.49-1.20		$0.97
Outstanding at December 31, 2011	11,993,120	$0.10-0.96		$0.44

Options exercisable at December 31, 2011	11,993,120	$0.10-0.96		$0.44
Options exercisable at December 31, 2010	12,562,320	$0.10-1.20	(1)	$0.45

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

The following table summarizes information about employee stock options outstanding at December 31, 2011:

	Options outstanding			Options Exercisable
Exercise price range	Number outstanding at December 31, 2011	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Number exercisable at December 31, 2011	Weighted- average exercise price

$0.10 - $0.50	11,525,120	3	$0.42	11,525,120	$0.42

$0.51 - $1.00	468,000	1	$0.80	468,000	$0.80

	11,993,120	3	$0.44	11,993,120	$0.44

The following table summarizes information about stock options issued to non-employees during the 2 years ended December 31, 2011:

	Shares	Exercise price per share	Weighted-average exercise price

Outstanding at December 31, 2009	14,935,599	$0.25-2.26	$0.77

Expired	(10,296,000)	$0.58-2.26	$0.84
Outstanding at December 31, 2010	4,639,599	$0.25-0.96	$0.49

Granted	550,000	$0.25	$0.25
Exercised	(300,000)	$0.25	$0.25
Expired	(104,000)	$0.72	$0.72
Outstanding at December 31, 2011	4,785,599	$0.25-0.96	$0.48

Options exercisable at December 31, 2011	4,780,399	$0.25-0.96	$0.48
Options exercisable at December 31, 2010	4,495,733	$0.25-0.96	$0.49

In addition to the non-employee option activity presented above, IFT’s Board has authorized 2,900,000 options to non-employees which have not yet been granted as of December 31, 2011.

Note 4. Stock-based Compensation

Non-cash stock-based compensation expense recorded in 2011 and 2010 is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010

Awards to employees/Directors	$26,976	$186,627
Awards to non-employees	381,362	9,000
Stock option modifications	82,053	64,721
Total non-cash stock-based compensation expense	$490,391	$260,348

Employee and Director awards

In 2011, we granted 100,000 options to employees and 40,000 to Directors in their capacity as Directors, totaling 140,000 options. These grants vested in 2011 and expire in 2016. In addition, 161,200 fully vested options previously granted to employees and Directors (in their capacity as directors) expired during 2011.

During the fourth quarter of 2011, the terms of a prior stock option grant to Mr. Burst were modified. In this transaction, 600,000 options previously granted to Mr. Burst pursuant to our Amended and Restated LTIP were cancelled and the Board authorized the grant to Mr. Burst of 600,000 restricted shares of common stock. Such restricted shares are expected to be issued in the second quarter of 2012. Since the fair value of the new restricted common share authorization ($0.25 per share) exceeded the fair value of the options being replaced on the November 17, 2011 measurement date, an additional $82,053 of non-cash stock-based compensation expense was recorded in accordance with FASB ASC 718 using the following key assumptions to determine the fair value of the cancelled options:

Measurement date:	November 17, 2011
Fair value per option:	$0.11
Risk-free interest rate:	0.40%
Dividend yield:	0%
Volatility factor:	0.93
Expected option life:	3.13 years.

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

The following table provides the primary assumptions used to value employee and Director non-cash stock-based compensation for the years indicated:

	Year Ended December 31, 2011	Year Ended December 31, 2010

Weighted-average fair value of options granted	$0.16	$0.07
Weighted-average assumptions:
Risk-free interest rate	0.91%	1.88%
Dividend yield	0%	0%
Expected volatility	0.95	0.88
Expected option life (years)	5	4

As of December 31, 2011, there was $0 of total unrecognized compensation cost related to outstanding options granted to employees and Directors. All options previously granted to employees and Directors are fully vested as of December 31, 2011.

Non-employee awards

In 2011, we granted 550,000 stock options to non-employees. These grants vested in 2011 and expired in 2016. In addition, 104,000 fully-vested options previously granted to non-employees expired in 2011.

Services performed by non-employees who were granted options include product/distribution consulting, technology consulting, investor relations and legal services. The weighted-average fair value for such options that have had a fair value calculation applied ($0.14 for 2011 and not applicable for 2010) was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the 2011 grants: risk-free interest rate of 1.26%, volatility factor of 0.94, and a weighted-average expected life of the option of approximately 5 years.

During 2010, we did not grant any stock options to non-employees. However, we modified the terms of 416,000 options previously granted to non-employees, resulting in $26,866 of non-cash stock-based compensation expense as a result of extending the expiration date of certain options from January 2011 to December 2014, modifying the vesting periods for certain options previously granted and reducing the exercise price of certain options previously granted to $0.48. During 2010, a total of 10,296,000 non-employee options expired. 9,880,000 of these expired non-employee options were fully vested and not exercised before the expiration date. The remaining 416,000 non-employee options expired due to triggering events related to certain equity raise activities not being achieved within the stipulated time period.

As of December 31, 2011, there was $0 of total unrecognized compensation cost related to outstanding options granted to non-employees. This amount excludes an immaterial amount of unrecognized compensation expense that may be incurred for 5,200 outstanding non-employee options if certain triggering events occur.

The weighted-average remaining contractual term (in years) of the non-employee options outstanding at December 31, 2011 and 2010 is 2.54 and 3.35, respectively.

The aggregate intrinsic value (defined as the excess of the market price of our common stock as of the end of the period over the exercise price of the related stock options) for all stock options (employee, Director and non-employee) outstanding and exercisable as of December 31, 2011 was $35,443.

We received $75,000 proceeds for 300,000 non-employee stock options exercised during 2011. We did not receive proceeds for stock options exercised during 2010, as no options were exercised.

Note 5. Income Taxes

Deferred income taxes reflect the net income tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as income tax credit carry-forwards. The tax effects of temporary differences and credits that give rise to significant portions of the net deferred income tax asset are as follows:

	Year ended December 31,
	2011	2010

Net operating loss ("NOL") carry-forwards	$17,712,000	$16,788,000
Book basis in goodwill in excess of tax basis	(595,000)	(530,000)
Other intangible assets	506,000	621,000
Non-cash stock-based compensation expense	4,591,000	4,400,000
Non-deductible accruals	205,000	132,000
Less: Valuation allowance	(23,014,000)	(21,941,000)
Net deferred tax liability	$(595,000)	$(530,000)

A valuation allowance must be established for a deferred income tax asset if it is more likely than not that a tax benefit may not be realized from the asset in the future. We have established a valuation allowance to the extent of our deferred income tax assets since it is not yet certain that absorption of the asset through future earnings will occur. Because goodwill is not depreciated and has an indefinite life for book purposes, the deferred tax liability related to the book to tax basis difference is not offset against the deferred tax assets when establishing our valuation allowance. Accordingly, we record non-cash deferred income tax expense, which increases the deferred tax liability, of approximately $65,000 each year.

At December 31, 2011, we had United States federal NOL carry-forwards available to offset future taxable income of approximately $44 million, which expire in the years 2012 through 2031. Under Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, the utilization of United States NOL carry- forwards may be limited under the change in stock ownership rules of the IRC.

We do not believe our equity raises and sale of common stock that we have completed triggered an ownership change. Furthermore, a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.

The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to the income tax benefit is as follows:

	Year ended December 31,
	2011	2010

Tax benefit at federal statutory rate	$(854,000)	$(730,000)
State taxes, net of federal income tax	(154,000)	(126,000)
Change in deferred tax valuation allowance	1,073,000	923,000
Income tax expense	$65,000	$67,000

The effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. No uncertain tax positions have been identified through December 31, 2011. If we did identify any uncertain tax positions, any accrued interest related to unrecognized tax expenses and penalties would be recorded in income tax expense. Tax years going back to 2002 could remain open depending on how we utilize NOL carry-forwards in the future.

Note 6. Lease Commitments

We entered into an operating lease for office space on January 1, 2002 that, as extended, now expires on April 30, 2017. Rent expense was $48,842 and $47,925 during the fiscal years ended December 31, 2011 and 2010, respectively. A 5-year office equipment lease entered into in 2005 expired in October 2010 and was replaced with a 4-year office equipment lease in November 2010. Future minimum lease payments as of December 31, 2011 are displayed below:

Year ending December 31,
2012	$30,941
2013	46,393
2014	47,206
2015	47,056
2016	48,110
2017	16,154
Total minimum lease payments	$235,860

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

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and IFT participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on IFT. Since 2009, IFT has made payments to TPG totaling $160,000 to reduce the recorded liability. The remaining recorded liability balance is $190,000 at December 31, 2011.

On August 13, 2010, cases involving IFT and Dion Friedland were settled. IFT believes the suits were frivolous in nature and had no legal merit. For business reasons, IFT’s insurance carrier elected to avoid a potentially costly trial and settle both cases at no cost to IFT. Overall, IFT’s total out of pocket expenses, including insurance deductible, associated with these 2 actions was more than offset by revenue generated from the sale of product returned to IFT by the Dion Friedland entities at no cost to IFT which was then resold to other IFT distributors.

Note 8. Deferred Revenue

On February 26, 2009, we received the first purchase order pursuant to a Memorandum of Understanding (“MOU”) with Libya Oil Holdings Limited, Tamoil, Libya Africa Investment Portfolio and Vision Oil Services Ltd (“VOS”). Pursuant to the MOU, VOS paid for the purchase of 600 metric tons of DiesoLiFTTM 10 at a price of 6,000 Euros (approximately $7,600) per metric ton from IFT. We received cash proceeds of approximately $3 million from VOS in February 2009, net of the related selling expenses, for this purchase order and expect a net cash margin of approximately $1.5 million if the product is ever manufactured and delivered. We will recognize gross revenues of approximately $4.5 million if all of the DiesoLiFTTM 10 is delivered. No such revenues have been recorded to date relating to this order. We have had no communication with VOS in over 30 months and believe they have ceased all activities on behalf of IFT.

Note 9. Subsequent Events

On March 13, 2012, Rex Carr, a Director of IFT and a holder of over 5% of our common stock, loaned IFT $50,000.  The terms of the loan do not require the payment of interest, and do not require repayment of the principal by a certain date.  As of March 30, 2012, no principal or interest relating to the loan has been paid by IFT, and $50,000 remains outstanding under the loan. This transaction is being treated independent from the equity commitment arrangement in place with Mr. Carr (see Equity Commitment in Note 3 above).