Form 10-Q
period 2012-03-31
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2012-05-15
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from____________to___________________

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

Yes ☐      No ☒

The number of shares outstanding of registrant's only class of stock as of May 11, 2012: Common stock, par value $0.01 per share – 116,185,284 shares outstanding.

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS
	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$70,271	$316,895
Accounts receivable	34,898	85,222
Inventory	64,808	72,563
Prepaid expenses and other assets	15,044	19,612
Total Current Assets	185,021	494,292

Property and equipment
Machinery, equipment and office furniture	63,706	63,706
Accumulated depreciation	(63,706)	(63,706)
Net Property and Equipment	-	-

Goodwill	2,211,805	2,211,805

Total Assets	$2,396,826	$2,706,097

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$323,831	$272,846
Accrued compensation	227,461	175,078
Deferred revenue (Note 7)	2,998,242	2,998,242
Note payable to a related party (Note 6)	50,000	-
Other accrued expenses (Note 5)	190,000	190,000
Total Current Liabilities	3,789,534	3,636,166

Deferred rent	10,864	-
Deferred income taxes (Note 8)	611,000	595,000
Total Long-term Liabilities	621,864	595,000

Total Liabilities	4,411,398	4,231,166

Commitments and contingencies

Stockholders' deficit (Notes 4 and 5)
Common stock, $0.01 par value; 250,000,000 shares authorized; 114,435,284 (net of 1,440,000 shares held in treasury) shares issued and outstanding at both March 31, 2012 and December 31, 2011	1,158,753	1,158,753
Treasury stock	(664,600)	(664,600)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	66,615,093	66,603,635
Accumulated deficit	(68,303,895)	(67,802,934)
Total Stockholders' Deficit	(2,014,572)	(1,525,069)

Total Liabilities and Stockholders' Deficit	$2,396,826	$2,706,097

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)	Three Months Ended
	March 31,	March 31,
	2012	2011

Revenues	$80,682	$62,930

Operating expenses:
Cost of operations (exclusive of depreciation)	49,904	43,707
Selling, general and administrative expense (including non-cash stock-based compensation expense) (Note 4)	515,799	525,950
Depreciation	-	991
Total operating expenses	565,703	570,648

Net loss from operations	(485,021)	(507,718)

Interest income	60	394

Net loss before income taxes	(484,961)	(507,324)

Income tax provision (Note 8)	16,000	16,000

Net loss	$(500,961)	$(523,324)

Basic and diluted net loss per common share	$(0.00)	$(0.01)

Weighted-average common shares outstanding, basic and diluted	115,875,284	102,782,284

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2012
(Unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2011	115,875,284	$1,158,753	$(664,600	$(819,923	$66,603,635	$(67,802,934	$(1,525,069
Expense relating to non-cash stock- based compensation (Note 4)	-	-	-	-	11,458	-	11,458
Net loss	-	-	-	-	-	(500,961	(500,961
Balance, March 31, 2012	115,875,284	$1,158,753	$(664,600)	$(819,923)	$66,615,093	$(68,303,895)	$(2,014,572)

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash flows from operating activities:
Net loss	$(500,961)	$(523,324)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	-	991
Deferred rent	10,864	-
Non-cash stock-based compensation	11,458	2,085
Deferred income tax provision	16,000	16,000
Change in assets and liabilities:
Accounts receivable	50,324	6,465
Inventory	7,755	17,980
Prepaid expenses and other assets	4,568	19,132
Accounts payable	50,985	(1,579)
Accrued compensation	52,383	13,591
Net cash used in operating activities	(296,624)	(448,659)

Cash flows from financing activities:
Note payable from related party	50,000	-
Net cash provided by financing activities	50,000	-

Net decrease in cash and cash equivalents	(246,624)	(448,659)
Cash and cash equivalents, beginning	316,895	751,911
Cash and cash equivalents, ending	$70,271	$303,252

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

International Fuel Technology, Inc. ("IFT" or the "Company") is a company that was incorporated under the laws of the State of Nevada on April 9, 1996.  We have developed a family of fuel additive product formulations. These unique fuel blends have been created to improve fuel economy, enhance lubricity (reducing engine wear and tear) and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuels.

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

The interim financial statements included herein have been prepared by IFT, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.  Interim results are not necessarily indicative of results for a full year.  We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”).  We follow the same accounting policies in preparation of interim reports as we do in our annual reports.  We have evaluated subsequent events through May 15, 2012, the date these financial statements were issued.

Basic earnings (loss) per share are based upon the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share are based upon the weighted-average number of common and potentially dilutive common shares outstanding for the period.  Pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) subtopic No. 260-10, Earnings per Share, no adjustment is made for diluted earnings (loss) per share purposes since we are reporting a net loss, and common stock equivalents would have an anti-dilutive effect.  As of March 31, 2012 and March 31, 2011, 24,024,470 and 21,578,920 shares, respectively, of common stock equivalents were excluded from the computation of diluted net loss per share since their effect would be anti-dilutive.

Note 2 – Substantial Doubt About Ability to Continue as a Going Concern

Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have incurred significant losses since inception and currently have and previously from time to time have had limited funds with which to operate.  Management is in the process of executing a strategy based upon marketing technologies that offer enhanced engine performance and greater fuel economy along with pollution control benefits.  We have several technologies in the commercialization phase and in development.  We have received necessary regulatory approvals for our products currently in the commercialization phase.  During the first quarter of 2002, we began selling our products directly to the commercial marketplace. We expect to increase our sales to the marketplace, eventually generating a level of revenues sufficient to meet our cash flow and earnings requirements.  Until such time, we are dependent on external sources of capital to help fund the operations of the Company.  While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that based on our current cash position, projected sales for 2012, a remaining equity commitment of $950,000 (entered into during 2007 with a related party Board member of IFT and significant shareholder) and discussions we are currently having with additional external capital sources, we have adequate cash and cash equivalents balances and commitments to fund operations through at least August 2012.

Management implemented a salary deferral program for all employees in 2011 to conserve our cash position.  The salary deferral program continues to operate in 2012.  Our current cash available as of May 15, 2012 is approximately $100,000, including $40,000 loaned to us by a related party Board member subsequent to March 31, 2012, an equity investment of $100,000 received from an accredited investor subsequent to March 31, 2012 and $60,000 of cash proceeds received from equity investments from related party Board members subsequent to March 31, 2012 (see notes 6 and 10 to our financial statements for further discussion).  Absent a very near-term cash infusion from the remaining $950,000 equity commitment or otherwise, our cash will be exhausted by mid-June 2012.  If this future financing is not available, our business may fail.  Although we are exploring our options regarding other capital sources, we currently have no other firm commitments from third parties to provide any additional funding.

Although we cannot make assurances that additional capital financing will be available to us on acceptable terms, or at all, management is in the process of executing a plan that we believe will provide us with sufficient funds to, at a minimum, allow us to continue operations through the remainder of 2012.   Specifically, we are in negotiations with a group of existing investors and believe we will secure additional financing in the second quarter of 2012.  However, if we are unable to raise additional capital, we will need to significantly curtail operations.

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

Note 4 – Stock-based Compensation

Non-cash stock-based compensation expense recorded in the three months ended March 31, 2012 and March 31, 2011 is as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Awards to non-employees	$11,458	$-
Stock option modifications	-	2,085
Total non-cash stock-based compensation expense	$11,458	$2,085

Employee and Director awards

No stock options were granted to employees during the first quarters of 2012 or 2011.

No options were granted to Directors for Director-related services in the first quarters of 2012 or 2011.

Non-employee awards

The value of options and warrants issued to non-employees upon the date of issuance is expensed over the related service periods.  For non-employee options that are not subject to a performance criterion, we recompute the value of the unvested options each quarter-end and adjust the related compensation expense for the new value. That new value is based on various assumptions using end-of-quarter information. For non-employee options subject to a performance criterion, of which we had 5,200 options outstanding as of March 31, 2012, expense is recognized when it becomes probable that the performance criterion will be met.

150,000 fully-vested stock options were granted to a non-employee consultant for services during the first quarter of 2012.  Assumptions used to determine the average fair value of these awards ($0.08 per option) included an expected term of 1.89 years, a volatility rate of 99% and a risk-free interest rate of 0.25%.  No stock options were granted to non-employee consultants for services during the first quarter of 2011.

During the first quarter of 2012, 50,000 stock options previously granted to a non-employee consultant for services expired.  These options had vested before expiration.

During the first quarter of 2011, a total of 104,000 stock options previously granted to non-employee consultants for services expired.  These options had vested before expiration.

Other

No shares of our common stock were sold or issued to employees for services during the first quarters of 2012 or 2011.

No stock options were exercised during the first quarters of 2012 or 2011.

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent. Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock.  The remaining $350,000 obligation was reflected as a current accrued expense.  Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations.  During 2009 and 2010, we made payments totaling $160,000 to the prior Blencathia owner.  We did not make any payments to the prior Blencathia owner during 2011 or during the first quarter of 2012.  The related current accrued expense balance remains at $190,000 at March 31, 2012.  We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.

Note 6 - Equity Commitment and Related Party Transactions

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of IFT and a holder of over 5% of our common stock.  Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in IFT, at such time or times as we may request, in the form of a purchase or purchases of restricted common stock of IFT.  IFT may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000.  If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of shares of restricted common stock of IFT equal to the value of the investment then provided to IFT.  The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on The OTC Bulletin Board on the date of the sale.  There is no stipulation regarding the duration of this commitment.  The total amount available under this commitment was $1,000,000 as of March 31, 2012.

On March 13, 2012, Mr. Carr loaned IFT $50,000.  The terms of the loan did not require the payment of interest, and did not require repayment of the principal by a certain date. As of March 31, 2012, no principal or interest relating to the loan had been paid by IFT, and $50,000 remained outstanding under the loan. This transaction was being treated independent from the equity commitment arrangement in place with Mr. Carr.

On May 10, 2012, Mr. Carr agreed to replace this $50,000 loan with the issuance of restricted common shares, pursuant to the equity commitment arrangement in place with Mr. Carr.  No principal or interest relating to this loan was paid by IFT.  See Note 10 to our financial statements for further discussion.

Note 7 – Deferred Revenue

On February 26, 2009, we received the first purchase order pursuant to a Memorandum of Understanding (“MOU”) with Libya Oil Holdings Limited, Tamoil, Libya Africa Investment Portfolio and Vision Oil Services Ltd (“VOS”).  Pursuant to the MOU, VOS paid for the purchase of 600 metric tons of DiesoLiFTTM 10 at a price of 6,000 Euros (approximately $7,600) per metric ton from IFT.  We received cash proceeds of approximately $3 million from VOS in February 2009, net of the related selling expenses, for this purchase order and expect a net cash margin of approximately $1.5 million if the product is ever manufactured and delivered.  We will recognize gross revenues of approximately $4.5 million if all of the DiesoLiFTTM 10 is delivered.  No such revenues have been recorded to date relating to this order. We have had no communication with VOS in over 33 months and believe they have ceased all activities on behalf of IFT. It is our belief that we will never deliver this product, nor will we be requested to do so.  Nonetheless, the financial statements continue to reflect this deferred revenue pending a more formal resolution or expiration of relevant statutes of limitations.

Note 8 – Income Taxes

We file income tax returns in various federal, state and local jurisdictions.  At March 31, 2012, and December 31, 2011, we had potential federal and state income tax benefits from net operating loss (“NOL”) carry-forwards, which expire in various years beginning in 2012 and ending in 2031.  NOL carry-forwards available to us for Federal tax purposes are approximately $44 million as of March 31, 2012.

A valuation allowance must be established for a deferred income tax asset if it is more likely than not that a tax benefit may not be realized from the asset in the future.  We have established a valuation allowance to the extent of our deferred income tax asset since it is not yet certain that absorption of the asset through future earnings will occur.  The basis difference created from our deductible goodwill has an indefinite life and is not treated as an offset when establishing our valuation allowance.  As a result, we have recorded a deferred tax liability that increases by approximately $16,000 from the non-cash deferred income tax expense recorded each quarter.

We do not believe the equity raises and sales of common stock that we have completed have triggered an ownership change which might serve to limit the amount of NOL carry-forwards we can utilize each year.  Furthermore, a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.

No uncertain tax positions have been identified through March 31, 2012.  If we did identify any uncertain tax positions, any interest and penalties related to unrecognized tax benefits would be recorded in income tax expense.

Note 9 – Legal Proceedings

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

Note 10 – Subsequent Events

On April 2, 2012, Rex Carr, a Director of IFT and a holder of over 5% of our common stock, loaned IFT $40,000, bringing the aggregate amounts owed to Mr. Carr as of that date to $90,000.  The terms of the April 2012 loan do not require the payment of interest and do not require repayment of the principal by a certain date.  On May 10, 2012, Mr. Carr converted $50,000 of the outstanding loan balance to equity, pursuant to the equity commitment arrangement in place with Mr. Carr.  The remaining loan balance of $40,000 is being treated independent from the equity commitment arrangement in place with Mr. Carr.

On April 25, 2012, Jonathan R. Burst, our Chief Executive Officer and Board Chairman and a beneficial owner of over 5% of our common stock, loaned IFT $10,000.  The terms of the loan did not require the payment of interest, and did not require repayment of the principal by a certain date.  On May 10, 2012, in exchange for the cancellation of this $10,000 loan with Mr. Burst and for the receipt by IFT from Mr. Burst of an additional $15,000 in cash, we sold 250,000 restricted shares of our common stock to Mr. Burst.  No principal or interest relating to the cancelled loan was paid by IFT.

On April 26, 2012, we received proceeds of $100,000 for the sale of 1,000,000 restricted shares of our common stock to an accredited investor. In connection with this equity raise, we issued warrants to purchase an additional 1,000,000 shares of our common stock at a price of $0.10 per share. The warrants became immediately exercisable upon issuance and expire on April 24, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition, results of operations and cash flows of International Fuel Technology, Inc. (“IFT” or the "Company") during the periods included in the accompanying financial statements.  This discussion should be read in conjunction with the financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”).

Forward-looking Statements and Associated Risks

This quarterly report on Form 10-Q contains forward-looking statements that are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control, including, but not limited to, economic, competitive and other factors affecting our operations, markets, products and services, expansion strategies, our ability to raise additional capital and other factors described elsewhere in this report and documents filed by us with the Securities and Exchange Commission (“SEC”), including in our 2011 10-K under the “Risk Factors” section.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  Actual results could differ materially from these forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, prove accurate.  We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

Both products are easy to use.  Once the additive is splash blended with a base fuel, the mixture forms into and remains a stable solution.  Unlike traditional fuel additives, which are derived from petroleum, DiesoLiFTTM 10 and the PerfoLiFTTM BD-Series are derived from a complex mixture of detergent substances that utilize, in part, naturally occurring fractions that are bio-degradable.

The manufacture of IFT’s additive formulations is outsourced to Multisol (France) (“Multisol”) and Air Products and Chemicals, Inc. (United States).  These relationships allow IFT to consistently deliver quantities of quality additive formulations on a timely basis.

The commercial goal of IFT is the bulk sale (by the ton) of DiesoLiFTTM 10 and the PerfoLiFTTM BD-Series to the following major end-users of diesel fuel and bio-diesel fuel blends:

•	railroads;
•	stationary power generation operators;
•	centrally-fueled truck/bus fleets; and
•	marine vessel operators.

IFT’s primary strategy to achieve this goal is to outsource marketing and distribution by partnering with oil companies and prominent fuel additive distribution companies with existing customers and distribution channels. For example, IFT has distribution relationships with Multisol (France), Unipart Rail (“Unipart”) (United Kindgom), Nordmann Rassmann (“Nordmann”) (Germany) and Environmental Fuel Conditioners (United Kingdom).

We believe IFT has two of the top performing fuel additive technologies in the world today, DiesoLiFTTM 10 and the PerfoLiFTTM BD-Series, that target markets where consumption is massive and growing and environmental concerns and pressures to reduce harmful emissions are real.  A number of end-users and distribution partners are buying our products.  In addition, we believe the time consuming process of tests and trials has generated opportunities that should produce additional revenue streams in the second half of 2012.

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

•	More than 10 other passenger and freight operators in the United Kingdom are expected to commence field-based demonstration testing in 2012;
•
Unipart, an IFT distribution partner (see further discussion below), has already made a substantial investment on sales and marketing and has an extensive sales force in the field calling on prospective customers in the United Kingdom and Ireland. Internally, they are projecting significant revenues of DiesoLiFTTM 10 to passenger and freight rail operators in 2012;

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

Currently, the PerfoLiFTTM BD-Series is being tested in a number of United States and Canadian bio-diesel manufacturers.

In Europe, the worldwide economic downturn has negatively impacted the increase in production and end-user demand for bio-diesel, and therefore, the demand for new age antioxidant products like the PerfoLiFTTM BD-Series. We believe the proliferation of bio-diesel in Europe will continue to progress during 2012 and, through our distribution partner network, most notably Nordmann, we are well-positioned to capitalize on current demand and the anticipated increase in demand.

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

•
Unipart:  We signed a marketing and distribution agreement with Unipart in June 2011 providing Unipart with the rights to sell IFT’s products to the United Kingdom rail market.  IFT is in the process of arranging field-based demonstration testing with several major rail operators.

•
Nordmann:  We signed a marketing and distribution agreement with Nordmann in August 2008 providing Nordmann with the right to market and sell IFT’s products in Germany, Austria, Switzerland, Sweden, Norway, Finland, Denmark, Poland, The Czech Republic, Slovakia, Slovenia, Hungary, Serbia, Romania and Bulgaria.  Nordmann has introduced our products to numerous customers and has been making sales of the PerfoLiFTTM BD-Series since 2010.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenues

Net revenue for the three months ended March 31, 2012 was $80,682, as compared to $62,930 for the three-month period ended March 31, 2011.  This increase is primarily attributable to increased sales of the PerfoLiFTTM BD-Series through our distributor network ($5,523 increase for the comparable periods) and increased sales of DiesoLiFTTM 10 to end-user customers ($3,700 increase for the comparable periods).  We also had an $8,529 increase in commission revenues with Multisol France for the comparable periods as Multisol increased sales to its customers selling IFT’s products under non-IFT branded names to end-user retail customers.

Sales revenue for the three months ended March 31, 2012 was split between sales to distributors (58%) and end-user customers (42%).  Sales revenue for the three months ended March 31, 2011 was split between sales to distributors (52%) and end-user customers (48%).  Sales revenue generated during the three months ended March 31, 2012 and March 31, 2011 was primarily generated from the sale of the PerfoLiFTTM BD-Series and DiesoLiFTTM 10.

Operating Expenses

Total operating expense was $565,703 for the three months ended March 31, 2012, as compared to $570,648 for the three-month period ended March 31, 2011.  This $4,945 decrease from the prior period was primarily attributable to an increase in cost of operations (exclusive of depreciation) and an overall decrease in selling, general and administrative expense, which is more fully described below.

Cost of Operations (Exclusive of Depreciation)

Cost of operations (exclusive of depreciation) was $49,904 for the three months ended March 31, 2012, as compared to $43,707 for the three-month period ended March 31, 2011.  This increase was due to increased sales for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2012 was $515,799 (including non-cash stock-based compensation of $11,458), as compared to $525,950 (including non-cash stock-based compensation of $2,085) for the three-month period ended March 31, 2011.  This decrease of $10,151 was primarily attributable to the following activities:

•
a decrease in professional services expenses ($21,650) primarily due to reduced legal fees due to timing of intellectual property activities, less legal expense associated with the review of our 2011 annual report on Form 10-K compared to the prior year and a reduction in investor relations expense, as we did not retain an investor relations firm during the first quarter of 2012, as was done during the first quarter of 2011;

•	a decrease in consulting fees ($10,775) due to reduced commercial efforts in India during the first quarter of 2012, compared to the first quarter of 2011;
•
an increase in advertising and marketing expense ($11,129) primarily due to increased amounts of promotional samples sent to current and prospective customers during the first quarter of 2012, compared to the first quarter of 2011; and

•
an increase in non-cash stock-based compensation expense ($9,373) primarily due to a first quarter 2012 option grant to a non-employee consultant that had immediate vesting (and thus expense recognition), compared to no option grants made during the first quarter of 2011.

Depreciation Expense

Depreciation expense was $0 and $991 for the three months ended March 31, 2012 and March 31, 2011, respectively.

Interest Income

Interest income was $60 and $394 for the three months ended March 31, 2012 and March 31, 2011, respectively.  The decrease in interest income is primarily attributable to a reduction in invested cash and cash equivalents as cash has been used to fund ongoing operations.

Provision for Income Taxes

We have operated at a net loss since inception and have not recorded or paid any income taxes, other than for non-cash deferred tax expense related to a basis difference between financial reporting and tax reporting deductible goodwill.  We have significant net operating loss (“NOL”) carry-forwards that would be recognized at such time as we demonstrate the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting primarily from the NOL carry-forwards has been fully reserved with a valuation allowance.  Because goodwill is not depreciated and has an indefinite life for book purposes, the deferred tax liability related to the book to tax basis difference is not offset against the deferred tax assets when establishing our valuation allowance.  Accordingly, we record non-cash deferred income tax expense, which increases the deferred tax liability, of approximately $16,000 each quarter.

We do not believe the equity raises and sales of common stock that we have completed have triggered an ownership change which might serve to limit the amount of NOL carry-forwards we can utilize each year.  Furthermore, a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.

Net Loss

Net loss for the three months ended March 31, 2012 was $500,961, as compared to $523,324 for the three months ended March 31, 2011.  The decrease in net loss was primarily due an increase in gross margin from sales ($11,555), decreases in professional services and consulting fees, partially offset by increases in advertising and marketing and non-cash based stock compensation expenses, as described above.  The basic and diluted net loss per common share for the three months ended March 31, 2012 and March 31, 2011 was $(0.00) and $(0.01), respectively.

New Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

Preparation of our financial statements and related disclosures in compliance with United States generally accepted accounting principles (“GAAP”) requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates.  Our application of these policies involves judgments regarding many factors, which in and of themselves could materially affect the financial statements and disclosures.  We have outlined below the critical accounting policies that we believe are most difficult, subjective or complex. Any change in the assumptions or judgments applied in determining the following matters, among others, could have a material impact on future financial results.

Revenue recognition

We recognize revenue from the sale of our products when the products are shipped, and title and risk of loss has passed to the buyer.  Some of our revenues is derived from sales to product distributors.  Product distributors do not have the option to return product that is not immediately sold to an end-user.  Therefore, our revenue recognition is not conditional on whether a distributor is able to sell product to an ultimate product end-user.  Our sales policies for end-users are consistent with product distributor sales policies.

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

As prescribed by Accounting Standards Updates (“ASU”) 2010-28, for each reporting period in 2012 and 2011, we identified adverse qualitative factors that indicated that impairment may exist, which required the Company’s goodwill to be tested for impairment.  Because the Company’s carrying amount is negative, we performed Step 2 of the goodwill impairment test using the market approach to determine the fair value of the Company.  The goodwill analyses performed during 2012 and 2011 did not indicate any goodwill impairment.

Deferred income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At March 31, 2012, our deferred income tax assets consisted principally of NOL carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.

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

In its report included in our annual report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 30, 2012, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, based on our current cash position, projected sales during 2012, a remaining equity commitment of $950,000 (entered into during 2007 with a related party Board member of IFT and significant shareholder) and discussions we are currently having with additional external capital sources, we have adequate cash and cash equivalents balances and commitments to fund operations through at least August 2012.

Management implemented a salary deferral program for all employees in 2011 to conserve our cash position.  The salary deferral program continues to operate in 2012.  Our current cash available as of May 15, 2012 is approximately $100,000, including $40,000 loaned to us by a related party Board member subsequent to March 31, 2012, an equity investment of $100,000 received from an accredited investor subsequent to March 31, 2012 and $60,000 of cash proceeds received from equity investments from related party Board members subsequent to March 31, 2012 (see notes 6 and 10 to our financial statements for further discussion).  Absent a very near-term cash infusion from the remaining $950,000 equity commitment or otherwise, our cash will be exhausted by mid-June 2012.  If this future financing is not available, our business may fail.  Although we are exploring our options regarding other capital sources, we currently have no other firm commitments from third parties to provide any additional funding.

Although we cannot make assurances that additional capital financing will be available to us on acceptable terms, or at all, management is in the process of executing a plan that we believe will provide us with sufficient funds to, at a minimum, allow us to continue operations through the remainder of 2012. Specifically, we are in negotiations with a group of existing investors and believe we will secure additional financing in the second quarter of 2012.  However, if we are unable to raise additional capital, we will need to significantly curtail operations.

Cash used in operating activities was $(296,624) for the three months ended March 31, 2012, compared to cash used in operating activities of $(448,659) for the three months ended March 31, 2011. The decrease in cash used in operating activities was due primarily to a decrease in accounts receivable ($43,859) due to timing of sales transactions and subsequent cash collections and increases in accounts payable ($52,564) and accrued compensation ($38,792) due to timing of cash payments.  During 2009, IFT received cash proceeds from VOS for a prepaid sales order, which to date has not been requested to be fulfilled. IFT would need to expend approximately $1,500,000 to manufacture inventory required to fulfill this sales order. However, we have had no communication with Vision Oil Services Ltd. (“VOS”) in over 33 months and believe they have ceased all activities on behalf of IFT.

Cash provided by financing activities was $50,000 for the three months ended March 31, 2012, compared to $0 cash provided by financing activities for the three months ended March 31, 2011.  We received cash proceeds of $50,000 from related party Board members during the first quarter of 2012.

Net cash decreased by $(246,624) and $(448,659) for the three months ended March 31, 2012 and March 31, 2011, respectively.

During the three months ended March 31, 2012 and March 31, 2011, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Working capital deficit at March 31, 2012 was $(3,604,513), as compared to $(3,141,874) at December 31, 2011.  This deficit increase was primarily attributable to funding cash operating expenses for the first quarter of 2012.  The negative working capital amount for 2012 and 2011 is strongly impacted by the approximate $3 million deferred revenue liability recorded on our balance sheet at both March 31, 2012 and December 31, 2011.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012.  Based on this evaluation, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting.  Therefore, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act.  Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control-Integrated Framework, we have identified a material weakness in our internal control over financial reporting.  As a result, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During our 2011 review of internal controls, management identified the following material weakness: IFT has limited accounting personnel with sufficient expertise, accounting knowledge and training in United States GAAP and financial reporting requirements. Specifically, IFT lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements. This material weakness was not corrected during the quarter ended March 31, 2012.

This control deficiency resulted in recorded material adjustments to the financial statements for non-cash stock-based compensation and also resulted in adjustments to financial statement presentation. There is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. However, our management team performed analysis and procedures to ensure that the financial statements included in this quarterly report on Form 10-Q were prepared in conformity with United States GAAP, with specific focus on those areas that would be impacted by the material weakness identified. As a result, our management believes that the financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and our cash flows for the periods presented.

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

The Remediation Plan

Although as of March 31, 2012 we have not yet remediated the material weakness in our internal control over financial reporting originally identified during our 2008, 2009, 2010 and 2011 reviews, management has initiated the following remediation steps to address the material weakness described above:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

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

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and IFT participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter.  Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on IFT. Since 2009, IFT has made payments to TPG totaling $160,000 to reduce the recorded liability. The remaining liability balance is $190,000 at March 31, 2012.

Item 5.  Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our annual report on Form 10-K for the year ended December 31, 2011.

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

INTERNATIONAL FUEL TECHNOLOGY, INC. (Registrant)

Date: May 15, 2012	By:	/s/ Jonathan R. Burst
Jonathan R. Burst
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Stuart D. Beath
Stuart D. Beath
Chief Financial Officer
(Principal Financial and Accounting Officer)