Form 10-Q
period 2012-09-30
INTERNATIONAL FUEL TECHNOLOGY INC
filed 2012-11-14
CIK 1078723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2012

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
Yes       ☐                           No     ☒

The number of shares outstanding of registrant's only class of stock as of November 12, 2012: Common stock, par value $0.01 per share – 124,385,284 shares outstanding.

INTERNATIONAL FUEL TECHNOLOGY, INC.

BALANCE SHEETS

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$146,209	$316,895
Accounts receivable	10,241	85,222
Inventory	67,912	72,563
Prepaid expenses and other assets	22,792	19,612
Total Current Assets	247,154	494,292

Property and equipment
Machinery, equipment and office furniture	63,706	63,706
Accumulated depreciation	(63,706)	(63,706)
Net Property and Equipment	-	-

Goodwill	2,211,805	2,211,805

Total Assets	$2,458,959	$2,706,097

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$323,858	$272,846
Accrued compensation	378,151	175,078
Deferred revenue (Note 7)	2,998,242	2,998,242
Note payable to a related party (Note 6)	200,000	-
Other accrued expenses (Note 5)	190,000	190,000
Total Current Liabilities	4,090,251	3,636,166

Deferred rent	14,263	-
Deferred income taxes (Note 8)	643,000	595,000
Total Long-term Liabilities	657,263	595,000

Total Liabilities	4,747,514	4,231,166

Commitments and contingencies
Stockholders' deficit (Notes 4 and 5) Common stock, $0.01 par value; 250,000,000 shares authorized; 122,322,784 and 114,435,284 (both net of 1,440,000 shares held in treasury) shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,237,628	1,158,753
Treasury stock	(664,600)	(664,600)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	67,191,218	66,603,635
Accumulated deficit	(69,232,878)	(67,802,934)
Total Stockholders' Deficit	(2,288,555)	(1,525,069)

Total Liabilities and Stockholders' Deficit	$2,458,959	$2,706,097

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Net Revenues	$47,614	$59,281	$204,612	$167,785

Operating expenses:
Cost of operations (exclusive of depreciation)	34,022	41,396	132,949	115,466
Selling, general and administrative expense (including non-cash stock-based compensation expense) (Note 4)	492,984	673,815	1,453,730	1,792,435
Depreciation	-	-	-	1,422
Total operating expenses	527,006	715,211	1,586,679	1,909,323

Loss from operations	(479,392)	(655,930)	(1,382,067)	(1,741,538)

Interest income	41	237	123	674

Loss before income taxes	(479,351)	(655,693)	(1,381,944)	(1,740,864)

Income tax provision (Note 8)	16,000	16,333	48,000	48,333

Net loss	$(495,351)	$(672,026)	$(1,429,944)	$(1,789,197)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted-average common shares outstanding, basic and diluted	120,544,713	111,144,936	117,907,538	105,611,456

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2012
(Unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2011	115,875,284	$1,158,753	$(664,600)	$(819,923)	$66,603,635	$(67,802,934)	$(1,525,069)
Sales of common stock	7,287,500	72,875	-	-	522,125	-	595,000
Conversion of related party notes to equity (Note 6)	600,000	6,000	-	-	54,000	-	60,000
Expense relating to non-cash stock-based compensation (Note 4)	-	-	-	-	11,458	-	11,458
Net loss	-	-	-	-	-	(1,429,944)	(1,429,944)
Balance, September 30, 2012	123,762,784	$1,237,628	$(664,600)	$(819,923)	$67,191,218	$(69,232,878)	$(2,288,555)

See Notes to Financial Statements.

INTERNATIONAL FUEL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,429,944)	$(1,789,197)
Adjustments to reconcile net loss to net cash used in
operating activities:
Bad debt provision	-	88,655
Depreciation	-	1,422
Deferred rent	14,263	-
Non-cash stock-based compensation	11,458	183,433
Deferred income tax provision	48,000	48,999
Change in assets and liabilities:
Accounts receivable	74,981	(38,822)
Inventory	4,651	31,791
Prepaid expenses and other assets	(3,180)	20,017
Accounts payable	51,012	91,301
Accrued compensation	203,073	115,867
Net cash used in operating activities	(1,025,686)	(1,246,534)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	595,000	1,028,300
Note payable from related party	260,000	-
Net cash provided by financing activities	855,000	1,028,300

Net decrease in cash and cash equivalents	(170,686)	(218,234)
Cash and cash equivalents, beginning	316,895	751,911
Cash and cash equivalents, ending	$146,209	$533,677

Supplemental Disclosure of Cash Flow Information: Conversion of related party notes to equity	$60,000	$-

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

Basic earnings (loss) per share are based upon the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share are based upon the weighted-average number of common and potentially dilutive common shares outstanding for the period.  Pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) subtopic No. 260-10, Earnings per Share, no adjustment is made for diluted earnings (loss) per share purposes since we are reporting a net loss, and common stock equivalents would have an anti-dilutive effect.  As of September 30, 2012 and September 30, 2011, 30,953,970 and 24,036,470 shares, respectively, of common stock equivalents were excluded from the computation of diluted net loss per share since their effect would be anti-dilutive.

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

While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that based on our current cash position, projected sales for the remainder of 2012, a remaining equity commitment of $800,000 (entered into during 2007 with a related party Board member of IFT and significant shareholder) and discussions we are currently having with additional external capital sources, we have adequate cash and cash equivalents balances and commitments to fund operations through at least December 2012.

Management implemented a salary deferral program for all employees in 2011 to conserve our cash position.  The salary deferral program continues to operate in 2012.  Our current cash available as of November 14, 2012 is approximately $140,000, including $165,000 of equity raise proceeds (see Note 10 – Subsequent Events), approximately $24,000 of receivables collected and operational cash burn subsequent to September 30, 2012.

On July 16, 2012, we signed a Letter of Intent (“LOI”) with Black Diamond Financial Group LLC (“Black Diamond”).  Pursuant to the terms of the LOI, Black Diamond and its affiliates intend to invest up to $4,500,000 in IFT.  As of November 14, 2012, we have received $300,000 of this intended investment amount.  In addition, as of November 14, 2012, we have received $300,000 of equity funding from a small group of accredited investors independent from (but with similar terms to) the Black Diamond LOI.

If we are unable to close the Black Diamond financing and absent a very near-term cash infusion from the remaining $800,000 equity commitment or otherwise, our cash will be exhausted by early December 2012.  If this future financing is not available, our business may fail.  We cannot make assurances that capital financing will be available to us on acceptable terms, or at all.  Although we are exploring our options regarding other capital sources, we currently have no other firm commitments from third parties to provide any additional funding.

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

Note 4 – Stock-based Compensation

Non-cash stock-based compensation expense recorded in the three and nine months ended September 30, 2012 and September 30, 2011 is as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Awards to non-employees	$-	$144,000	$11,458	$174,448
Stock option modifications	-	4,815	-	8,985
Total non-cash stock-based compensation expense	$-	$148,815	$11,458	$183,433

Employee and Director awards

No stock options were granted to employees during the first three quarters of 2012 or 2011.  208,000 and 31,200 options previously granted to employees expired during the second quarters of 2012 and 2011, respectively. 78,000 options previously granted to employees expired during the third quarter of 2011.

No options were granted to Directors for Director-related services during the first three quarters of 2012 or 2011.

Non-employee awards

The value of options and warrants issued to non-employees upon the date of issuance is expensed over the related service periods.  For non-employee options that are not subject to a performance criterion, we recompute the value of the unvested options each quarter-end and adjust the related compensation expense for the new value. That new value is based on various assumptions using end-of-quarter information. For non-employee options subject to a performance criterion, of which we had 5,200 options outstanding as of September 30, 2012, expense is recognized when it becomes probable that the performance criterion will be met.

150,000 fully-vested stock options were granted to a non-employee consultant for services during the first quarter of 2012.  Assumptions used to determine the average fair value of these awards ($0.08 per option) included an expected term of 1.89 years, a volatility rate of 99% and a risk-free interest rate of 0.25%.

No stock options were granted to non-employee consultants for services during the second or third quarters of 2012.

No stock options were granted to non-employee consultants for services during the first or third quarters of 2011.

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

Sales of common stock

During the third quarter of 2012, we received proceeds of $435,000 for the sale of 5,687,500 restricted shares of our common stock to a small group of accredited investors. In connection with this equity raise, we issued warrants to purchase an additional 5,687,500 shares of our common stock at a price of $0.10 per share. The warrants became immediately exercisable upon issuance and have five-year expiration terms. These warrants do not qualify as derivatives and, accordingly, are accounted for as equity instruments.

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

No shares of our common stock were sold or issued to employees or Directors for services during the first three quarters of 2012 or 2011.

No shares of our common stock were sold or issued to non-employees for services during the first three quarters of 2012 or first quarter of 2011.  During the second quarter of 2011, we issued 150,000 unrestricted shares of our common stock to a non-employee for consulting services and recorded $24,000 of non-cash stock-based compensation expense.  During the third quarter of 2011, we issued 750,000 unrestricted shares of our common stock to a non-employee for consulting services and recorded $144,000 of non-cash stock-based compensation expense.

No stock options were exercised during the first three quarters of 2012 or 2011.

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent.  Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock.  The remaining $350,000 obligation was reflected as a current accrued expense.  Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations.  During 2009 and 2010, we made payments totaling $160,000 to the prior Blencathia owner.  We did not make any payments to the prior Blencathia owner during 2011 or during the first three quarters of 2012.  The related current accrued expense balance remains at $190,000 at September 30, 2012.  We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.

Note 6 - Equity Commitment and Related Party Transactions

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of IFT and a holder of over 5% of our common stock.  Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in IFT, at such time or times as we may request, in the form of a purchase or purchases of restricted common stock of IFT.  IFT may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000.  If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of shares of restricted common stock of IFT equal to the value of the investment then provided to IFT.  The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on The OTC Bulletin Board on the date of the sale.  There is no stipulation regarding the duration of this commitment.  The total amount available under this commitment was $800,000 as of September 30, 2012.

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

The outstanding loan balance of $200,000 as of September 30, 2012 does not require the payment of interest or the repayment of principal by a certain date and is being treated independent from the equity commitment arrangement in place with Mr. Carr.

On August 20, 2012, IFT agreed to sell an affiliate of Mr. Carr 1,875,000 restricted shares of our common stock at a price of $0.08 per share and received $150,000 cash proceeds. These shares have not yet been issued by IFT as of November 14, 2012. This equity transaction is being treated pursuant to the equity commitment arrangement in place with Mr. Carr.

On April 25, 2012, Jonathan R. Burst, our Chief Executive Officer and Board Chairman and a beneficial owner of over 5% of our common stock, loaned IFT $10,000.  The terms of the loan did not require the payment of interest, and did not require repayment of the principal by a certain date.  On May 10, 2012, in exchange for the cancellation of this $10,000 loan with Mr. Burst and for the receipt by IFT from Mr. Burst of an additional $15,000 in cash, we agreed to sell 250,000 restricted shares of our common stock to Mr. Burst.  No principal or interest relating to the cancelled loan was paid by IFT.  These shares have not yet been issued by IFT as of November 14, 2012.

Note 7 – Deferred Revenue

On February 26, 2009, we received the first purchase order pursuant to a memorandum of understanding (“MOU”) with Libya Oil Holdings Limited, Tamoil, Libya Africa Investment Portfolio and Vision Oil Services Ltd (“VOS”).  Pursuant to the MOU, VOS paid for the purchase of 600 metric tons of DiesoLiFTTM 10 at a price of 6,000 Euros (approximately $7,600) per metric ton from IFT.  We received cash proceeds of approximately $3 million from VOS in February 2009, net of the related selling expenses, for this purchase order and expect a net cash margin of approximately $1.5 million if the product is ever manufactured and delivered.  We will recognize gross revenues of approximately $4.5 million if all of the DiesoLiFTTM 10 is delivered.  No such revenues have been recorded to date relating to this order. We have had no communication with VOS in over 39 months and believe they have ceased all activities on behalf of IFT. It is our belief that we will never deliver this product, nor will we be requested to do so.  Nonetheless, the financial statements continue to reflect this deferred revenue pending a more formal resolution or expiration of relevant statutes of limitations.

Note 8 – Income Taxes

We file income tax returns in various federal, state and local jurisdictions.  At September 30, 2012, and December 31, 2011, we had potential federal and state income tax benefits from net operating loss (“NOL”) carry-forwards, which expire in various years beginning in 2012 and ending in 2031.  NOL carry-forwards available to us for federal tax purposes are approximately $43 million as of September 30, 2012.

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

No uncertain tax positions have been identified through September 30, 2012.  If we did identify any uncertain tax positions, any interest and penalties related to unrecognized tax benefits would be recorded in income tax expense.

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

Note 10 - Subsequent Events

On October 1, 2012, we received proceeds of $10,000 for the sale of 125,000 restricted shares of our common stock to an accredited investor. In connection with this equity raise, we issued warrants to purchase an additional 125,000 shares of our common stock at a price of $0.10 per share. The warrants became immediately exercisable upon issuance and have a five-year expiration term. These warrants do not qualify as derivatives and, accordingly, are accounted for as equity instruments.

On October 23, 2012, we received proceeds of $75,000 for the sale of 937,500 restricted shares of our common stock to an accredited investor. In connection with this equity raise, we issued warrants to purchase an additional 937,500 shares of our common stock at a price of $0.10 per share. The warrants became immediately exercisable upon issuance and have a five-year expiration term. These warrants do not qualify as derivatives and, accordingly, are accounted for as equity instruments.

On October 24, 2012, we received proceeds of $75,000 for the sale of 937,500 restricted shares of our common stock to an accredited investor. In connection with this equity raise, we issued warrants to purchase an additional 937,500 shares of our common stock at a price of $0.10 per share. The warrants became immediately exercisable upon issuance and have a five-year expiration term. These warrants do not qualify as derivatives and, accordingly, are accounted for as equity instruments.

On November 6, 2012, we received proceeds of $5,000 for the sale of 62,500 restricted shares of our common stock to an accredited investor. In connection with this equity raise, we issued warrants to purchase an additional 62,500 shares of our common stock at a price of $0.10 per share. The warrants became immediately exercisable upon issuance and have a five-year expiration term. These warrants do not qualify as derivatives and, accordingly, are accounted for as equity instruments.

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

We believe IFT has two of the top performing fuel additive technologies in the world today, DiesoLiFTTM 10 and the PerfoLiFTTM BD-Series, that target markets where consumption is massive and growing and environmental concerns and pressures to reduce harmful emissions are real.  A number of end-users and distribution partners are buying our products.  In addition, we believe the time consuming process of tests and trials has generated opportunities that should produce additional revenue streams in the fourth quarter of 2012 and 2013.

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

Our success with ATOC has triggered a number of commercial developments:

•
IFT has been working with most of the passenger rail operators in the United Kingdom. One such operator, East Midlands, a division of Stagecoach Group is already using our product in its light rail division and is expected to begin field-based demonstration testing in their other 2 rail divisions in 2013;

•	More than 10 other passenger and freight operators in the United Kingdom are expected to commence field-based demonstration testing beginning in the remainder of 2012 and 2013;
•
Unipart, an IFT distribution partner (see further discussion below), has already made a substantial investment on sales and marketing and has an extensive sales force in the field calling on prospective customers in the United Kingdom and Ireland. Internally, they are projecting significant revenues of DiesoLiFTTM 10 to passenger and freight rail operators in 2013; and

•	Belgian National Rail System - SNCB recently completed phase I testing and is moving forward with Phase II testing, a far more comprehensive field validation process.

In addition, we are in discussions with and expect field-based demonstration testing to commence with rail operators in Romania, Poland, the Czech Republic, Australia, New Zealand, Africa and Brazil in 2013.

Road Transport

In the United States, multiple fleets with over the road tractors and fleets of heavy-duty equipment have been purchasing and using DiesoLiFTTM 10 for many years.  For example, a large regional supermarket chain has been using DiesoLiFTTM 10 in their entire fleet of road tractor-trailers for 5 years and a regional construction and aggregate company has been using DiesoLiFTTM 10 in their fleet of heavy-duty off road equipment for approximately 2 years.  In addition, one of the largest municipal fleets in the United States is in the process of evaluating DiesoLiFTTM 10 in a field-based demonstration test.

In the United Kingdom, over a dozen road transport operators have either commenced or have agreed to commence field validation trials.  One such operator, one of the largest public transport companies in the United Kingdom, has completed a field trial which demonstrated over 7% improvement in fuel economy.

In Europe, one of the largest and most prestigious transport authorities is expected to start field-based demonstration testing in the first or second quarter of 2013.  Numerous additional road transport operators have also agreed to commence field validation processes in 2013.

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

Currently, the PerfoLiFTTM BD-Series is being used or tested by a number of United States and Canadian bio-diesel manufacturers.

In Europe, the worldwide economic downturn has negatively impacted the increase in production and end-user demand for bio-diesel, and therefore, the demand for new age antioxidant products like the PerfoLiFTTM BD-Series.  However, we believe the proliferation of bio-diesel in Europe will continue to progress during the remainder of 2012 and 2013 and, through our distribution partner network, most notably Nordmann, we are well-positioned to capitalize on current demand and the anticipated increase in demand.  We are currently selling the PerfoLiFTTM BD-Series to eight European-based bio-diesel manufacturers, including a bio-diesel production division of Cargill.

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

Results of Operations

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Net Revenues

Net revenue for the three months ended September 30, 2012 was $47,614, as compared to $59,281 for the three-month period ended September 30, 2011.  This decrease is primarily attributable to decreased sales of DiesoLiFTTM 10 to end-user customers caused by timing of shipments to existing customers ($22,851 decrease for the comparable periods), partially offset by increased sales of the PerfoLiFTTM BD-Series ($8,428 increase for the comparable periods).

Net revenue for the three months ended September 30, 2012 was split between sales to distributors (55%) and end-user customers (45%).  Net revenue for the three months ended September 30, 2011 was split between sales to end-user customers (70%) and distributors (30%).  Net revenue generated during the three months ended September 30, 2012 and September 30, 2011 was primarily generated from the sale of DiesoLiFTTM 10 and the PerfoLiFTTM BD-Series.

Net revenue for the nine months ended September 30, 2012 was $204,612, as compared to $167,785 for the nine-month period ended September 30, 2011.  This increase is primarily attributable to increased sales of DiesoLiFTTM 10 to end-user customers ($7,439 increase for the comparable periods) and increased sales of the PerfoLiFTTM BD-Series through our distributor network ($19,162 increase for the comparable periods).  We also had a $12,122 increase in commission revenues with Multisol France for the comparable periods as Multisol increased sales to its customers selling IFT’s products under non-IFT branded names to end-user retail customers.

Net revenue for the nine months ended September 30, 2012 was split between sales to distributors (51%) and end-user customers (49%).  Net revenue for the nine months ended September 30, 2011 was split between sales to end-user customers (56%) and distributors (44%).  Net revenue generated during the nine months ended September 30, 2012 and September 30, 2011 was primarily generated from the sale of DiesoLiFTTM 10 and the PerfoLiFTTM BD-Series.

Operating Expenses

Total operating expense was $527,006 for the three months ended September 30, 2012, as compared to $715,211 for the three-month period ended September 30, 2011.  This $188,205 decrease from the prior period was primarily attributable to an overall decrease in selling, general and administrative expense and in cost of operations (exclusive of depreciation) due to timing of shipments/sales to existing customers.  These fluctuations are more fully described below.

Total operating expense was $1,586,679 for the nine months ended September 30, 2012, as compared to $1,909,323 for the nine-month period ended September 30, 2011.  This $322,644 decrease from the prior period was primarily attributable to a decrease in bad debt expense and an overall decrease in selling, general and administrative expense, partially offset by an increase in cost of operations (exclusive of depreciation) due to increased sales.  These fluctuations are more fully described below.

Cost of Operations (Exclusive of Depreciation)

Cost of operations (exclusive of depreciation) was $34,022 for the three months ended September 30, 2012, as compared to $41,396 for the three-month period ended September 30, 2011.  This decrease was due to decreased sales for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

Cost of operations (exclusive of depreciation) was $132,949 for the nine months ended September 30, 2012, as compared to $115,466 for the nine-month period ended September 30, 2011.  This increase was due to increased sales for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2012 was $492,984 (including non-cash stock-based compensation of $0), as compared to $673,815 (including non-cash stock-based compensation of $148,815) for the three-month period ended September 30, 2011.  This decrease of $180,831 was primarily attributable to the following activities:

•
a decrease in non-cash stock-based compensation expense ($148,815) as we did not issue any new stock options during the third quarter of 2012 and all prior stock option grants requiring expense recognition were fully expensed prior to the third quarter of 2012;

•
a decrease in professional services expenses ($51,020) due to a reduction in investor relations expense ($33,483) caused by timing of our 2012 annual meeting (to be held in December 2012) versus our 2011 annual meeting (held in October 2011) and a decrease in legal fees ($11,201) primarily due to a reduced scope in intellectual property legal activities for European efforts during the third quarter of 2012, compared to the third quarter of 2011; and

•	an increase in research and development expense ($47,614) due to external vendors assisting with third quarter 2012 United Kingdom and western Europe field trial/testing.

Selling, general and administrative expense for the nine months ended September 30, 2012 was $1,453,730 (including non-cash stock-based compensation of $11,458), as compared to $1,792,435 (including non-cash stock-based compensation of $183,433) for the nine-month period ended September 30, 2011.  This decrease of $338,705 was primarily attributable to the following activities:

a decrease in non-cash stock-based compensation expense ($171,975) primarily due to the granting of 900,000 shares of our common stock to a non-employee consultant for services during the second and third quarters of 2011 which resulted in $168,000 of immediate expense recognition;

•	a decrease in bad debt expense ($88,655) related to a second quarter 2011 receivables write off for product sold to a distributor;
•
a decrease in professional services expenses ($104,745) primarily due to a reduction in investor relations expense due to timing of our 2012 annual meeting (compared to our 2011 annual meeting) and not retaining an investor relations firm during the first three quarters of 2012, as was done during the first two quarters of 2011 and reduced legal fees due to timing of intellectual property activities and less SEC legal expense associated with equity raise related efforts compared to the prior year;

•	a decrease in consulting fees ($25,790) due to reduced commercial efforts in India during the first three quarters of 2012, compared to the first three quarters of 2011; and
•
an increase in research and development expense ($58,161) primarily due to increased usage of external vendors assisting with field trials/testing in the United Kingdom and western Europe during the first three quarters of 2012.

Depreciation Expense

Depreciation expense was $0 for both the three months ended September 30, 2012 and September 30, 2011.

Depreciation expense was $0 and $1,422 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

Interest Income

Interest income was $41 and $237 for the three months ended September 30, 2012 and September 30, 2011, respectively.   The decrease in interest income is primarily attributable to a reduction in invested cash and cash equivalents as cash has been used to fund ongoing operations.

Interest income for the nine months ended September 30, 2012 was $123, as compared to $674 for the nine-month period ended September 30, 2011.  The decrease in interest income is primarily attributable to a reduction in invested cash and cash equivalents as cash has been used to fund ongoing operations.

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

Net Loss

Net loss for the three months ended September 30, 2012 was $495,351, as compared to $672,026 for the three months ended September 30, 2011.  The decrease in net loss was primarily due to decreases in non-cash based stock compensation and professional services expenses, partially offset by an increase in research and development expense, as described above.  The basic and diluted net loss per common share for the three months ended September 30, 2012 and September 30, 2011 was $(0.00) and $(0.01), respectively.

Net loss for the nine months ended September 30, 2012 was $1,429,944, as compared to $1,789,197 for the nine months ended September 30, 2011.  The decrease in net loss was primarily due to an increase in gross margin from sales ($19,344), decreases in bad debt, professional services, non-cash based stock compensation and consulting fee expenses, partially offset by an increase in research and development expense, as described above.  The basic and diluted net loss per common share for the nine months ended September 30, 2012 and September 30, 2011 was $(0.01) and $(0.02), respectively.

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

Deferred income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At September 30, 2012, our deferred income tax assets consisted principally of NOL carry-forwards, and have been fully offset with a valuation allowance because it is more likely than not that a tax benefit will not be realized from the assets in the future.

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

While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe that, based on our current cash position, projected sales for the remainder of 2012, a remaining equity commitment of $800,000 (entered into during 2007 with a related party Board member of IFT and significant shareholder) and discussions we are currently having with additional external capital sources, we have adequate cash and cash equivalents balances and commitments to fund operations through at least December 2012.

Management implemented a salary deferral program for all employees in 2011 to conserve our cash position.  The salary deferral program continues to operate in 2012.  Our current cash available as of November 14, 2012 is approximately $140,000, including $165,000 of equity raise proceeds (see Note 10 – Subsequent Events), approximately $24,000 of receivables collected and operational cash burn subsequent to September 30, 2012.  Absent a very near-term cash infusion from the remaining $800,000 equity commitment or otherwise, our cash will be exhausted by early December 2012.  If this future financing is not available, our business may fail.  Although we are exploring our options regarding other capital sources, we currently have no other firm commitments from third parties to provide any additional funding.

Although we cannot make assurances that additional capital financing will be available to us on acceptable terms, or at all, management is in the process of executing a plan that we believe will provide us with sufficient funds to, at a minimum, allow us to continue operations through the remainder of 2012.  Specifically, we are in negotiations with certain existing investors and others and believe we will secure additional financing in the fourth quarter of 2012.  However, if we are unable to raise additional capital, we will need to significantly curtail operations.

Cash used in operating activities was $(1,025,686) for the nine months ended September 30, 2012, compared to cash used in operating activities of $(1,246,534) for the nine months ended September 30, 2011.  The decrease in cash used in operating activities was due primarily to an increase in accrued payroll due to our salary deferral program and an increase in customer receivables collected, partially offset by a decrease in accounts payable due to timing of vendor payments.  During 2009, IFT received cash proceeds from Vision Oil Services Ltd. (“VOS”) for a prepaid sales order, which to date has not been requested to be fulfilled.  IFT would need to expend approximately $1,500,000 to manufacture inventory required to fulfill this sales order.  However, we have had no communication with VOS in over 39 months and believe they have ceased all activities on behalf of IFT.

Cash provided by financing activities was $855,000 for the nine months ended September 30, 2012, compared to $1,028,300 cash provided by financing activities for the nine months ended September 30, 2011.  We received cash proceeds of $260,000 from related party Board members during the first three quarters of 2012.  Of this amount, $200,000 has been classified as a note payable to a related party and $60,000 has been converted to equity.  Also during the nine months ended September 30, 2012, we received $580,000 from the sale of 7,137,500 shares of our common stock to a small group of accredited investors and $15,000 from the sale of 150,000 shares of our common stock to a Board member.  During the nine months ended September 30, 2011, cash provided by financing activities of $1,028,300 was received from the sale of 10,283,000 shares of our common stock to a group of accredited investors.

Net cash decreased by $(170,686) and $(218,234) for the nine months ended September 30, 2012 and September 30, 2011, respectively.

During the nine months ended September 30, 2012 and September 30, 2011, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Working capital deficit at September 30, 2012 was $(3,843,097), as compared to $(3,141,874) at December 31, 2011.  This deficit increase was primarily attributable to funding cash operating expenses for the first three quarters of 2012.  The negative working capital amount for 2012 and 2011 is strongly impacted by the approximate $3 million deferred revenue liability recorded on our balance sheet at both September 30, 2012 and December 31, 2011.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012.  In their December 31, 2011 evaluation of our internal controls over financial reporting, our principal executive officer and principal financial officer identified a material weakness which has yet to be remediated.  Therefore, the principal executive officer and principal financial officer’s current evaluation of our disclosure controls and procedures resulted in the conclusion that they were not effective at September 30, 2012.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During our 2011 review of internal controls, management identified the following material weakness:  IFT has limited accounting personnel with sufficient expertise, accounting knowledge and training in United States GAAP and financial reporting requirements.  Specifically, IFT lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements.  This material weakness was not corrected by September 30, 2012.

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

The Remediation Plan

Although as of September 30, 2012 we have not yet remediated the material weakness in our internal control over financial reporting originally identified during our 2008, 2009, 2010 and 2011 reviews, management has initiated the following remediation steps to address the material weakness described above:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

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

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and IFT participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter.  Informal discussions are ongoing.  It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on IFT.  Since 2009, IFT has made payments to TPG totaling $160,000 to reduce the recorded liability.  The remaining liability balance is $190,000 at September 30, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2012, we sold the following securities that were not registered under the Securities Act of 1933, as amended.  All of such securities were sold to accredited investors.  Each of the transactions below was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

Date	No. of Restricted Shares	No. of Warrants		Aggregate Purchase Price
August 16, 2012	2,812,500	2,812,500	(1)	$225,000
August 20, 2012	1,875,000	1,875,000	(2)	$150,000
August 31, 2012	125,000	125,000	(3)	$10,000
August 31, 2012	562,500	562,500	(4)	$25,000
September 17, 2012	125,000	125,000	(1)	$10,000
September 17, 2012	62,500	62,500	(1)	$5,000
September 20, 2012	125,000	125,000	(5)	$10,000

1
Represents warrants to purchase the indicated number of shares of our common stock at an exercise price of $0.10 per share.  The warrants were immediately exercisable and expire five years from the applicable securities purchase agreement date.

2	Represents warrants to purchase the indicated number of shares of our common stock at an exercise price of $0.10 per share. The warrants were immediately exercisable and expire on August 20, 2017.

3	Represents warrants to purchase the indicated number of shares of our common stock at an exercise price of $0.10 per share. The warrants were immediately exercisable and expire on September 5, 2017.

4	Represents warrants to purchase the indicated number of shares of our common stock at an exercise price of $0.10 per share. The warrants were immediately exercisable and expire on August 31, 2017.

5	Represents warrants to purchase the indicated number of shares of our common stock at an exercise price of $0.10 per share. The warrants were immediately exercisable and expire on October 5, 2017.

Item 5.  Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2012.

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

INTERNATIONAL FUEL TECHNOLOGY, INC.
(Registrant)

By:	/s/ Jonathan R. Burst	Date:	November 14, 2012
Jonathan R. Burst
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stuart D. Beath	Date:	November 14, 2012
Stuart D. Beath
Chief Financial Officer
(Principal Financial and Accounting Officer)