Form 10-K
period 2013-12-31
FUEL PERFORMANCE SOLUTIONS, INC.
filed 2014-05-15
CIK 1078723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-25367

FUEL PERFORMANCE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0357508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7777 Bonhomme Avenue, Suite 1920 St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)

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

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☒ No

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

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2013) was $6,306,937.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 203,866,162 as of May 9, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FUEL PERFORMANCE SOLUTIONS, INC.

(Formerly Known As INTERNATIONAL FUEL TECHNOLOGY, INC.)

FORM 10-K

For The Fiscal Year Ended December 31, 2013

EXPLANATORY NOTE

Fuel Performance Solutions, Inc. (formerly known as International Fuel Technology, Inc.) is filing this comprehensive annual report on Form 10-K for the fiscal years ended December 31, 2013 and 2012 and the quarterly periods ended March 31, 2013, June 30, 2013 and September 30, 2013 (the “Comprehensive Form 10-K”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we have regularly made filings through current reports on Form 8-K when deemed appropriate, this Comprehensive Form 10-K is our first periodic filing with the Securities and Exchange Commission (the “SEC”) since the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2012. Included in this Comprehensive Form 10-K are our audited financial statements for the fiscal years ended December 31, 2013 and 2012, which have not been previously filed with the SEC. In addition, the Comprehensive Form 10-K also includes select, unaudited quarterly financial information for 2013.

In addition, the Comprehensive Form 10-K also includes audited financial statements and related notes for the fiscal year ended December 31, 2011, which have been re-audited by our new independent registered public accounting firm, Malone Bailey, LLP. See Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

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

INTRODUCTION

Fuel Performance Solutions, Inc. (“FPS,” “we” or the “Company”) was incorporated in Nevada on April 9, 1996 by a team of individuals who sought to address the challenges of reducing harmful emissions while at the same time improving the operating performance of internal combustion engines, especially with respect to fuel economy and engine cleanliness. After our incorporation, our initial focus was product research and development, but over the past few years, our efforts have been directed to commercializing our product slate, primarily DiesoLiFTTM and the PerfoLiFTTM BD-Series, for use with diesel fuel and bio-diesel fuel blends, by focusing on marketing, sales and distribution efforts in conjunction with our distribution partners. On February 5, 2014, the Company changed its name from International Fuel Technology, Inc. to Fuel Performance Solutions, Inc.

For information regarding revenues from external customers attributed to our domestic operations and to all foreign countries, see Note 1 to our financial statements for the fiscal years ended December 31, 2013, 2012 and 2011.

At December 31, 2013, we had 5 full-time employees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that our employee relations are good.

We are a technology company that has developed a range of liquid fuel additive formulations that enhance the performance of petroleum-based fuels and renewable liquid fuels. We believe that use of our proprietary fuel additive formulations with a base fuel: enhances the combustion process; stabilizes the fuel; improves fuel economy; reduces harmful emissions; increases fuel lubricity; acts as a detergent to clean the fuel system; co-solves free water in the fuel system; reduces corrosion and microbial contamination in the fuel system; and when used in bio-fuels, increases fuel oxidation stability and reduces deposit formation.

We have developed a slate of fuel additive products (see Products section below) for use with diesel, pure bio-diesel, bio-diesel fuel blends, gasoline, gasoline ethanol blends and kerosene (heating oil) fuels.

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

The manufacture of our products is outsourced to Brenntag AG (“Brenntag”) pursuant to a manufacturing and supply agreement (see Manufacturing Partner below).

We have funded and completed several independent laboratory testing efforts conducted by various well-regarded laboratories in the United States, Canada, Europe, Brazil, South Africa, China and Thailand to confirm the efficacy of our technology. We have completed customer-focused field demonstration testing, which has validated independent laboratory test results. We have a number of customers that have been using our products for years with positive results.

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

The following summarizes the primary benefits of our technology:

●	Fuel economy: The reduction in the fuel’s overall surface tension as it enters the combustion chamber allows for improved atomization, resulting in a more complete burn. The engine, therefore, is effectively maximizing the inherent energy in the fuel. Fuel economy is also enhanced by (i) increased lubricity which reduces friction
2

in the fuel system, and (ii) the detergency effect which prevents the deterioration of engine performance caused by detrimental deposits.

●	Lubricity: The inherent lubricity properties of our additive formulations increase the lubricity of the fuel. This occurs because the additive will adsorb to the sides of the engine fuel system. This has the effect of coating the fuel system and reducing the friction created as the fuel flows through it.

●	Detergency: Because our additive formulations are detergents, they will act to constantly clean the fuel system and engine. The detrimental deposits, which might occur in ordinary use, are washed out and retained by fuel and lube oil filters.

●	Emissions: The improved atomization of the fuel, resulting from the use of our additives, provides for a more complete combustion of the fuel. As a result, the amount of harmful carbon monoxide, unburned hydrocarbons and particulate matter (“PM”) emissions are reduced significantly. The increased fuel efficiency and economy resulting from the use of our additive means that less fuel has to be burned for the same power output. Therefore, for the same power output, less carbon dioxide and nitrogen oxides (“NOx”) (both “greenhouse” gases) are released into the atmosphere.

●	Co-solvency: An important benefit of our additive technology is the ability to hold limited amounts of ethanol and/or water in gasoline and diesel as a stable, homogeneous fuel. This is possible because our additives are based on physical chemistry that enables the water and/or ethanol molecules to be distributed throughout the fuel in a stable and homogeneous single phase, preventing phase separation and enhancing uniform combustion.

●	Microbial contamination: If small amounts of water are present in the fuel, and phase separation occurs, aerobic and anaerobic bacterial and fungal growths may occur in the aqueous phase. The co-solving effect of our additives prevents phase separation from occurring and eliminates the environment for microbial growth. This curbs foaming and limits the formation of corrosive organic acids. This also reduces the need for bio-cides to treat the fuel, which can be expensive and difficult to handle.

●	Corrosion inhibitors: Our fuel additives are natural corrosion inhibitors. When the additive molecules adsorb to the side of the fuel system, they provide a protective coating. Also, the ability to co-solve any free water in the fuel, and prevent phase separation, helps prevent any corrosion that may occur due to the aqueous phase.

●	Reduced maintenance: The combined effects of improved lubricity, detergency, water co-solvency, corrosion inhibition, and cleaner burn resulting from the use of our additive technology extend the service life of the engine and parts, while reducing maintenance costs.

●	Oxidation stability: Our PerfoLiFTTM BD-series and AO-Series products are powerful antioxidants which provide superior oxidation stability to pure bio-diesel fuel and fuel blends containing bio-diesel, as well as pure hydrocarbon fuels.

●	Deposit formation control: Our PerfoLiFTTM BD-series and AO-Series products excel at stabilizing bio-diesels and fuel blends containing bio-diesel, as well as pure hydrocarbon fuels during long storage periods and at preventing deposit formation.

Research and development costs are expensed as incurred. Research and development expense from services received from external vendors for 2013, 2012 and 2011 was $80,689, $96,117 and $59,411, respectively.

INTELLECTUAL PROPERTY

We have been granted United States patent number 7,374,588 on our original additive formulation based on nitrogen donors. We have also filed patent applications for a similar but upgraded formulation in the United States and 3 other countries.

We have made the following progress related to intellectual property advancements pertaining to fuel additive, additive-containing fuel composition, and method of manufacture:

●	we were granted Japanese Patent No. 4,767,466;

●	we were granted European Patent EP 1,246,894 B; and

●	we were granted United States Patent No. 8,147,566.

We have also filed an international patent application, under the Patent Cooperation Treaty, covering our technology in certain foreign countries.

The patents obtained and these patent applications protect our technology in many countries. Additional patent applications for extension of our technology are constantly evaluated as additional scientific and technical data and laboratory testing results become available. The patent application process is important to us, but we will also continue to rely on trade secrets.

We also have trademark protection for DiesoLiFT™, PerfoLiFTTM, GasoLiFT™ and KeroLiFT™ in a certain number of countries.

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

In addition to extensive field-based customer demonstrations completed or under way, we have funded extensive laboratory bench testing at numerous well-known independent testing laboratories, including:

●	mi Technology, United Kingdom;

●	Southwest Research Institute, United States;

●	Forest Engineering Research Institute of Canada – FERIC;

●	Motive Power, United States;

●	Gerotek, South Africa;

●	South African Bureau of Standards;

●	Prodrive Ltd, United Kingdom;

●	BfB Laboratories, Belgium;

●	National Institute of Technology – INT, Brazil;
4

●	Technological Institute for Development - LacTec, Brazil;

●	Technology Research Institute, Brazil;

●	MTEC, Thailand; and

●	Tsinghua University, China.

Test results have confirmed the effectiveness of our additive formulations. In particular, FPS fuel blends tested have achieved: (i) an increase in fuel economy; (ii) an increase in lubricity; and (iii) a reduction in harmful emissions.

PRODUCTS

We currently have 6 product lines that are being marketed around the world:

DiesoLiFTTM 10 - DiesoLiFTTM 10 is FPS’s proprietary fuel enhancing technology for use with diesel fuel and bio-diesel fuel blends. DiesoLiFTTM 10 has been scientifically proven to increase fuel economy and fuel lubricity while reducing harmful fuel emissions.

PerfoLiFT TM BD-Series - The PerfoLiFTTM BD-Series is a unique formulation developed for the stabilization of bio-diesel bases of various origins and corresponding bio-diesel fuel blends (B-5, B-10, B-20, etc.). The PerfoLiFTTM BD-Series provides protection against premature and developing oxidation and can be utilized for storage stability and deposit control. Likewise, the PerfoLiFTTM AO-Series provides similar protection to pure hydrocarbon fuels and blends.

DiesoLiFTTM FEB - DiesoLiFTTM FEB is engineered to deliver the same improved lubricity, co-solvency of water, cleaning of fuel systems, improved fuel economy and environmental benefits of DiesoLiFTTM 10. However, DiesoLiFTTM FEB also provides oxidation stability and deposit control benefits to bio-diesel and bio-diesel fuel blends.

GasoLiFTTM - GasoLiFTTM is the range of products specifically designed to apply our fuel enhancing technology to gasoline motor fuel and engines. Use of GasoLiFTTM provides similar benefits to gasoline engines as DiesoLiFTTM 10 provides to diesel engines.

KeroLiFTTM - KeroLiFTTM has been specifically formulated to bring added benefits to heating oils, kerosene fuel systems and oil burners for all oil-fired equipment applications. KeroLiFTTM has a positive effect on the environment by reducing harmful emissions and “greenhouse” gases, and by eliminating smoke.

PerfoClean - PerfoClean is specifically designed to provide superior cleaning and protection properties for diesel fuel storage tanks.

MANUFACTURING PARTNER

The manufacture of the Company’s products is outsourced to Brenntag. Brenntag is a global leader in the distribution and manufacture of industrial and specialty chemicals and additives and lubricants. Brenntag has a global network of more than 400 locations in 70 countries and annual sales of $13 billion.

In July 2008, we signed a manufacturing agreement with Brenntag that covers existing and to-be-developed fuel performance enhancement additive products utilizing our technology. The agreement also provides for Brenntag and us to cooperate and work together to optimize the effectiveness of and reduce the manufacturing and supply costs of the additive product formulations, as well as to collaborate on product research and development activities. We have worked closely with Brenntag for years and believe the relationship to be solid. The manufacturing agreement has a 15-year term. Either party may terminate the manufacturing agreement by providing the other party advance notice at least 180 days before the desired termination date.

We are also in negotiations with Brenntag for the manufacture of our products in Brazil and the United States.

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

There is now a general consensus within the EU towards the generalization of B-7 over the next few years, while B-10 is the target for implementation between now and 2020 in order to meet the Commission’s “Energy 2020” plan. Due to next generation engine technology constraints, B-10 will likely be the highest concentration bio-diesel fuel blend ever offered at the fuel pump. However, higher concentration bio-diesel fuel blends such as B-30 are already used and will be increasingly used in captive fleets. As bio-diesel percentage content increases in a base fuel, the need for oxidation control and storage stability also increases, making our PerfoLiFTTM BD-Series and DiesoLiFTTM FEB products even more beneficial to users.

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

INDUSTRY AND COMPETITION

Our product slate and business is a part of the hydrocarbon fuels and lubricants additive industry. The industry is composed of a few relatively large companies and a large number of smaller participants. We fall into the latter category. The large firms capture their revenue through sales of proprietary, branded products, or by sales to fuel refiners to meet state and federal fuel specifications, or fuel wholesalers and retailers trying to differentiate their own branded products. The common denominator is that all industry participants produce products which are added to hydrocarbon fuels to allow the fuel, or the overall fuel system, to perform better with the additive than without. Industry participants generally do not make the fuel itself.

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

The primary market for FPS is fuel economy improvement. Although many companies make claims regarding the ability of their respective products to improve fuel economy, we are not aware of any fuel additive formulation that has consistently demonstrated the ability to achieve the fuel economy improvement demonstrated by FPS products in independent laboratory testing and field-based demonstrations. Virtually every gallon of diesel fuel, bio-diesel fuel blend, gasoline and kerosene consumed in the world today is a potential market for our products.

MARKETING AND SALES

Our commercial goal is the bulk sale (by the ton or 55-gallon drum) of our proprietary products to major end-users of diesel fuel and bio-diesel fuel blends: centrally-fueled road transport operators; rail operators; stationary power generation operators; and the marine vessel operators. Our primary marketing and sales strategy to accomplish this goal is to outsource marketing, sales and distribution by partnering with prominent fuel additive distribution companies with existing customers and distribution channels. Our goal is to identify and work with established in-country or global commercial distributors to partner with us to secure an expanding and sustainable revenue stream. We have a number of distribution agreements and partnerships in place:

Brenntag: Brenntag is a global leader in the distribution and manufacture of industrial and specialty chemicals and additives and lubricants. Brenntag has a global network of more than 400 locations in 70 countries and annual sales of $13 billion. Brenntag is marketing and distributing our products to its customer base with an initial focus in Europe.

Nordmann Rassmann: Nordmann Rassmann (“NRC”) is a leading international distributor of specialty chemicals, lubricants and fuel additives. NRC sells its portfolio of high quality products throughout Germany, Austria, Central and Eastern Europe, Scandinavia and Switzerland. NRC, founded in 1912, has annual revenues of $450 million.

Unipart Group: Unipart Group is a multinational, supply chain, manufacturing and consultancy company headquartered in Cowley, Oxfordshire, England. It has operations in Europe, North America, Australia and Japan and works across a variety of sectors that include automotive, rail, marine and leisure. Unipart employs 10,000 people and has annual revenues of approximately $1.7 billion. Unipart’s initial focus is in the rail industry and road transport industries in the United Kingdom and Europe.

IPU Group: IPU Group designs, manufactures and distributes high quality parts and systems for critical diesel and gas engine applications. Their core business is power generation - virtually every diesel generation manufacturer is a client – but they also provide engineered solutions to the oil and gas, marine, industrial engines, mining and land-based industries. Their initial focus will be to market, sell, distribute and provide aftermarket support for PerfoClean. PerfoClean is a new FPS product specifically designed to provide superior cleaning and protection properties for diesel fuel storage tanks.

In addition to our distribution partnerships, we also have a United Kingdom-based sales force (Environmental Fuel Technology, Inc. – “EFT”) and a number of independent sales agents in the United Kingdom and the United States. All United Kingdom-based independent sales agents work under the EFT umbrella and EFT sales and marketing efforts are supported by Unipart Group.

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

Commercial Update

FPS has emerged from the research and development phase and is in the early stages of commercializing its technology. Through distribution partners, FPS has clients that are purchasing and using DiesoLiFTTM 10, the PerfoLiFTTM BD-Series, DiesoLiFTTM FEB, GasoLiFTTM, and KeroLiFTTM. FPS products are marketed to end-users or under FPS brand names or to retail distributors who repackage and rebrand FPS products. Product sales doubled from 2012 to 2013 and are on pace to more than double again in 2014.

Thanks primarily to the efforts of our distribution partners, FPS has made meaningful commercial progress over the last few years. Going forward, our distribution partners will continue to drive our commercial progress:

-	In 2014, Brenntag commenced the ramp up of its sales and marketing efforts on behalf of FPS. Brenntag has introduced FPS products to a number of its customers and is also using DiesoLiFTTM in one of its captive fleets. In addition, Brenntag has distributed FPS products to one of the largest bio-diesel manufacturers in Brazil. Brenntag also sells FPS products to Bardahl who repackages the products and sells to retail customers under their own brand name.
8

-	NRC has sold FPS products to some of the largest bio-diesel manufacturers in Europe. In addition, they have a number of road transport and rail opportunities pending. NRC also sells FPS products to Lubrichim who repackages the products and sells to retail under their own brand name.

-	Unipart Group has made a number of bulk purchases of DiesoLiFTTM. They have supplied a number of new road transport accounts in the United Kingdom and expect to begin selling DiesoLiFTTM to passenger and freight rail operators in the United Kingdom this year.

-	EFT continues to secure additional road transport accounts in the United Kingdom. They are supported by Unipart Group who provides them logistical and after-market support.

-	In the United States, we have a number of road transport operators using our products, one such account for over 7 years. In addition, we are involved in a project with one of the largest municipal fleets in the United States.

Available Information

Our website is www.internationalfuel.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.	Risk Factors

Prior to the filing of this annual report on Form 10-K, we have been delinquent in our SEC reporting obligations for over 12 months. Although we expect to file our periodic reports in a timely fashion going forward, we cannot provide assurance that our business and the price of our common stock will not be materially adversely affected by our previous failure to file required periodic reports.

Despite the filing of this annual report on Form 10-K, we face a continuing risk that the SEC will initiate an administrative proceeding to suspend or revoke the registration of our common stock under the Exchange Act due to our previous failure to file an annual report on Form 10-K since March 30, 2012 or quarterly reports on Form 10-Q since November 14, 2012. In addition, there may be continued concern on the part of customers, investors and employees about our financial condition and extended filing delay status, which may result in the loss of business opportunities, limitations on our ability to raise capital and general reputational harm. Any of the foregoing could materially adversely affect our business, results of operations, financial condition and stock price.

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

We are currently engaged in extensive marketing and sales efforts, including additional laboratory testing and customer field-based demonstration trials to generate purchasing interest in our products. We have only a limited marketing history. There is a substantial risk of failure associated with development stage businesses attempting to make the transition to self-sustaining commercial entities because of the lack of established customer relationships and knowledge and acceptance of the new products being marketed. We have experienced in the past, are continuing to experience, and may experience in the future, some of the problems, delays and expenses associated with this transition, many of which are beyond our control, including but not limited to those depicted below:

●	substantial delays and expenses related to testing and further development of our products;

●	customer resistance relating to the marketing of a new product in the fuel additive marketplace;

●	competition from larger and more established companies; and

●	lack of market acceptance of our new products and technologies.
9

We have a history of operating losses and due to our current lack of sustainable sales and the possibility of not achieving our sales goals, we may not become profitable or be able to sustain profitability.

Since our inception we have incurred significant net losses. We reported net losses of $1,394,596 and $1,929,917 for the twelve months ended December 31, 2013 and December 31, 2012, respectively. Our accumulated deficit as of December 31, 2013 was $71,127,447. We expect to continue to incur net losses in the near to mid-term future. The magnitude of these losses will depend, in large part, on our ability to realize product sales revenue from the marketing and sale of our products. To date, we have not had any material operating revenue from the sale of our products and there can be no assurance we will be able generate material revenues. Our ability to generate revenues will be dependent upon, among other things, being able to (1) overcome negative connotations on the part of industrial fuel consumers regarding fuel additives in general; (2) convince potential customers of the efficacy and economic and environmental benefits of our products; and (3) generate the acceptance of our technology and products by potential customers and thereby create the opportunity to sell our products at a sufficient profit margin. Because we do not yet have a material, recurring revenue stream resulting from the sale of our products, there can be no assurance that we will be successful in these efforts. Should we achieve profitability, there is no assurance we can maintain, or increase, our level of profitability in the future.

Our independent registered public accounting firm has substantial doubt as to our ability to continue as a going concern.

As a result of our losses to date, potential losses in the future, current limited capital resources and accumulated deficit, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and accordingly, has modified their report on our December 31, 2013 financial statements included in this annual report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our continuation is dependent upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. We anticipate that we will continue to incur significant losses at least until successful commercialization of one or more of our products, and we may never operate profitably in the future.

We have identified a material weakness in our internal control over financial reporting and as such, a material misstatement of the annual or interim financial statements may not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting in 2011, 2012 and 2013.  The material weakness relates to the fact that FPS has limited accounting personnel with sufficient expertise, accounting knowledge and training in United States generally accepted accounting principles (“GAAP”) and financial reporting requirements. Specifically, FPS lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements. This material weakness was not corrected during 2013. See Item 9A, “Controls and Procedures” for additional information. We cannot be assured that additional material weaknesses, significant deficiencies and control deficiencies in our internal control over financial reporting will not be identified in the future.  If we fail to achieve and maintain effective controls and procedures for financial reporting, we may be unable to provide timely and accurate financial information. This may cause investors to lose confidence in our reported financial information. This may also have an adverse effect on the trading price of our common stock, give rise to an investigation by the SEC, and possible civil or criminal sanctions. Additionally, ineffective internal control over financial reporting could place us at increased risk of fraud or misuse of corporate assets.

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

Based on our current cash position, projected sales for 2014, a $1,000,000 equity commitment from one of our Directors, of which $500,000 is still available, and discussions we are currently having with additional external capital sources, we believe we have sufficient funds available to provide resources for our operations through the end of the third quarter of 2014. However, failure to achieve significant, sustained sales and revenues by the end of this period would require us to obtain additional financing. Our budget for the next 12 months emphasizes continued field and laboratory testing and customer support marketing of our products. Cash requirements during the next 12-month period are expected to average approximately $110,000 per month. In addition, unexpected changes may occur in our current operations that could exhaust available cash resources sooner than anticipated. If anticipated product sales do not materialize, or are significantly less than anticipated, we will need to raise additional funds to continue operations. If this future financing is not available, our business may fail. We currently have no other firm commitments from third parties to provide any additional financing. Consequently, we cannot assure investors that additional financing, if necessary, will be available to us on acceptable terms, or at all.

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

Our shares are quoted on the OTC Market Group’s OTC Pink marketplace and are subject to a high degree of volatility and liquidity risk.

Our common stock is currently quoted on the OTC Market Group’s OTC Pink marketplace. As such, we believe our stock price is more volatile and the share liquidity characteristics to be of higher risk than if we were listed on one of the national exchanges. Also, if our stock were no longer quoted on OTC Pink, the ability to trade our stock would become even more limited and investors may not be able to sell their shares.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We maintain our administrative offices at 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105 pursuant to a lease agreement. The lease agreement, which expires on April 30, 2017, provides for a base rent of $3,687 per month, subject to an annual escalation adjustment.

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

On July 31, 2006, we received notice from the American Arbitration Association (“AAA”) of a Demand for Arbitration dated July 27, 2006 received by the AAA naming the Company as Respondent and TPG Capital Partners (“TPG”), the prior Blencathia Acquisition Corporation (“Blencathia”) owner, as the Claimant. The arbitration had been requested by TPG to resolve an alleged aggregate proceeds shortfall from the sale of the Company’s securities issued in the Blencathia merger. TPG has claimed they sold some or all of the 312,000 shares and the sales have not generated at least $500,000 of proceeds, as guaranteed in the merger documents.

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and the Company participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on the Company. Since 2009, we have made payments to TPG totaling $160,000 to reduce the recorded liability. The remaining liability balance is $190,000 at December 31, 2013.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on OTC Market Group’s OTC Pink marketplace under the symbol “IFUE.” The table below shows the range of high and low sales prices on a quarterly basis for the three most recently completed fiscal years. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2013		2012		2011
	High	Low	High	Low	High	Low
First Quarter	$0.10	$0.06	$0.18	$0.14	$0.23	$0.12
Second Quarter	$0.10	$0.03	$0.18	$0.05	$0.21	$0.07
Third Quarter	$0.07	$0.03	$0.21	$0.07	$0.24	$0.15
Fourth Quarter	$0.04	$0.02	$0.15	$0.07	$0.26	$0.13

As of the close of business on May 2, 2014, the last reported sales price per share of our common stock was $0.19. As of May 2, 2014, we estimate there were 2,215 record holders of our common stock. Such number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include such bank, brokerage houses and clearing companies.

Historically, we have not declared or paid a cash dividend to shareholders. The Board of Directors (the “Board”) presently intends to retain any future earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future.

During the fourth quarter of 2012 and the fiscal year 2013, we sold the following securities that were not registered under the Securities Act of 1933, as amended.

Transaction	Date	Aggregate No. of Restricted Shares	Aggregate No. of Warrants	Aggregate Purchase Price	Exemption From Registration
Sale to 5 accredited investors	October 1, 2012 – December 21, 2012	2,687,500	2,687,500 (1)	$215,000	Rule 506 of Regulation D
Sale to 1 accredited investor	January 4, 2013	312,500	312,500 (1)	$25,000	Regulation S
Sale to 6 accredited investors	January 4, 2013 – March 8, 2013	1,562,500	1,562,500 (1)	$125,000	Rule 506 of Regulation D
Sale to 2 accredited investors	January 23, 2013	187,500	-	NA	Rule 506 of Regulation D
Sale to 1 accredited investor	April 12, 2013 – June 12, 2013	1,500,000	3,000,000 (1)	$150,000	Rule 506 of Regulation D
Sale to 3 accredited investors	August 16, 2013 – December 5, 2013	1,857,820	-	$37,157	Regulation S
Sale to 13 accredited investors	May 31, 2013 – December 18, 2013	27,250,000	-	$545,000	Rule 506 of Regulation D

1	Represents warrants to purchase the indicated number of shares of our common stock at an exercise price of $0.10 per share. The warrants were immediately exercisable and generally expire five (5) years from the grant date.
16

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and notes included elsewhere in this annual report on Form 10-K.

Overview

We are a fuel performance enhancement technology company transitioning to a commercial enterprise. We believe the macroeconomic environment for our technology and products is excellent now and will continue to be so for the foreseeable future. We believe ever-increasing fuel environmental regulations will likely result in increased demand for additive products to help offset adverse fuel performance and engine impacts resulting from these regulations. We believe our products and technology are uniquely positioned to benefit from this macro environment by offering fuel performance enhancement solutions that specifically address these macro developments and trends.

Results of Operations

Comparison of the Twelve Months Ended December 31, 2013 and the Twelve Months Ended December 31, 2012

Net Revenues

Net revenue for the twelve months ended December 31, 2013 was $704,189, as compared to $335,096 for the twelve-month period ended December 31, 2012. This increase in net revenue was primarily due to increased sales volume from our distributor network ($410,467) and decreased sales volume to end-user customers ($41,374). Sales revenue for 2013 was split between sales to our distributor network (89% of sales revenue) and end-user customers (11% of sales revenue). Sales revenue for 2012 was split between sales to our distributor network (65% of sales revenue) and end-user customers (35% of sales revenue).

Sales revenue generated during 2013 and 2012 resulted primarily from the sale of the PerfoLiFTTM BD-Series and DiesoLiFTTM 10.

Operating Expenses

Total operating expense was $2,034,884 for the twelve months ended December 31, 2013 (including non-cash stock-based compensation expense of $16,875), as compared to $2,201,173 for the twelve-month period ended December 31, 2012 (including non-cash stock-based compensation expense of $14,853). This represents a $166,289 decrease from the prior period, and was primarily attributable to a decrease in selling, general and administrative expense, partially offset by an increase in cost of operations. These fluctuations are more fully described below.

Cost of Operations

Cost of operations for the twelve months ended December 31, 2013 was $603,189, as compared to $243,642 for the twelve-month period ended December 31, 2012. This increase of $359,547 was primarily attributable to an increase in sales revenues.

Selling, General and Administrative Expense

Selling, general and administrative expense for the twelve months ended December 31, 2013 was $1,431,695 (including non-cash stock-based compensation expense of $16,875), as compared to $1,957,531 (including non-cash stock-based compensation of $14,853) for the twelve-month period ended December 31, 2012, representing a $525,836 decrease from the prior period.

The decrease in selling, general and administrative expense was primarily due to:

(1)	an approximate $377,000 decrease in salary expense (and related payroll taxes) during 2013 as the basis for accruing base salaries was reduced effective January 1, 2013; and

(2)	an approximate $108,000 decrease in professional service fees in 2013, as we were unable to conduct our 2012 annual audit (accounting and SEC legal fees would have been incurred during the first quarter of 2013) and our three 2013 quarterly reviews.

Interest Income

Net interest income for the twelve months ended December 31, 2013 was $99, as compared to $160 for the twelve-month period ended December 31, 2012. The change in net interest income is primarily attributable to a decrease in invested funds during 2013 as compared to 2012.

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

Net Loss

Net loss for the twelve months ended December 31, 2013 was $1,394,596, as compared to $1,929,917 for the twelve months ended December 31, 2012. The decrease in net loss was primarily due to an increased gross margin created by increased sales and a decrease in selling, general and administrative expense (as described above). The basic and diluted net loss per common share for the twelve months ended December 31, 2013 and 2012 was $(0.01) and $(0.02), respectively.

Comparison of the Twelve Months Ended December 31, 2012 and the Twelve Months Ended December 31, 2011

Net Revenues

Net revenue for the twelve months ended December 31, 2012 was $335,096, as compared to $236,427 for the twelve-month period ended December 31, 2011. This increase in net revenue was primarily due to increased sales volume from our distributor network ($91,894) and increased sales volume to end-user customers ($6,775). Sales revenue for 2012 was split between sales to our distributor network (65% of sales revenue) and end-user customers (35% of sales revenue). Sales revenue for 2011 was split between our distributer network (53% of sales revenue) and end-user customers (47% of sales revenue).

Sales revenue generated during 2012 and 2011 resulted primarily from the sale of the PerfoLiFTTM BD-Series and DiesoLiFTTM 10.

Operating Expenses

Total operating expense was $2,201,173 for the twelve months ended December 31, 2012 (including non-cash stock-based compensation expense of $14,853), as compared to $2,750,243 for the twelve-month period ended December 31, 2011 (including non-cash stock-based compensation expense of $490,391). This represents a $549,070 decrease from the prior period, and was primarily attributable to decreases in non-cash stock-based compensation expense and other selling, general and administrative expense, partially offset by an increase in cost of operations. These fluctuations are more fully described below.

Cost of Operations

Cost of operations for the twelve months ended December 31, 2012 was $243,642, as compared to $179,712 for the twelve-month period ended December 31, 2011. This increase of $63,930 was primarily attributable to an increase in sales revenues.

Selling, General and Administrative Expense

Selling, general and administrative expense for the twelve months ended December 31, 2012 was $1,957,531 (including non-cash stock-based compensation expense of $14,853), as compared to $2,569,109 (including non-cash stock-based compensation of $490,391) for the twelve-month period ended December 31, 2011, representing a $611,578 decrease from the prior period.

The non-cash stock-based compensation expense decrease of $475,538 between 2012 and 2011 was primarily due to:

(1)	no common shares granted to employees and non-employees for services provided during 2012, compared to approximately $383,000 recorded during 2011; and

(2)	a decrease of approximately $91,000 recorded for 2011 option grants with immediate vesting to a non-employee consultant ($73,000) for services provided and to an employee ($18,000).

The $136,040 decrease in other selling, general and administrative expense was primarily due to:

(1)	an $88,655 increase in bad debt expense during 2011 related to a customer receivable not yet collected (we did not have any bad debt expense during 2012); and

(2)	an approximate $40,000 decrease in legal expense primarily due to less intellectual property legal efforts in 2012, versus 2011 when we aggressively addressed intellectual property protection in Europe and Japan.

Depreciation

Depreciation was $0 for the twelve months ended December 31, 2012, as compared to $1,422 for the twelve-month period ended December 31, 2011. Our property and equipment were fully depreciated during the second quarter of 2011.

Interest Income

Net interest income for the twelve months ended December 31, 2012 was $160, as compared to $2,021 for the twelve-month period ended December 31, 2011. The change in net interest income is primarily attributable to a decrease in invested funds during 2012 as compared to 2011.

Provision for Income Taxes

We have operated at a net loss since inception and have not recorded or paid any income taxes, other than for non-cash deferred tax expense related to a basis difference between financial reporting and tax reporting goodwill. We have significant carry-forwards that would be recognized at such time as we demonstrate the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting primarily from the NOL carry-forwards has been fully reserved with a valuation allowance. Because goodwill is not depreciated and has an indefinite life for book purposes, the deferred tax liability related to the book to tax basis difference is not offset against the deferred tax assets when establishing our valuation allowance. Accordingly, we record non-cash deferred income tax expense, which increases the deferred tax liability, of approximately $65,000 each year.

Net Loss

Net loss for the twelve months ended December 31, 2012 was $1,929,917, as compared to $2,576,795 for the twelve months ended December 31, 2011. The decrease in net loss was primarily due to an increased gross margin created by increased sales and decreases in non-cash stock-based compensation expense and other selling, general and administrative expense (as described above). The basic and diluted net loss per common share for the twelve months ended December 31, 2012 and 2011 was $(0.02) and $(0.02), respectively.

Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

Net Revenues

Net revenue for the three months ended September 30, 2013 was $59,463, as compared to $47,614 for the three-month period ended September 30, 2012. This increase is primarily attributable to increased sales of the PerfoLiFTTM BD-Series ($13,718 increase for the comparable periods).

Net revenue for the three months ended September 30, 2013 was split between sales to distributors (61%) and end-user customers (39%). Net revenue for the three months ended September 30, 2012 was split between sales to distributors (55%) and end-user customers (45%). Net revenue generated during the three months ended September 30, 2013 and September 30, 2012 was primarily generated from the sale of DiesoLiFTTM 10 and the PerfoLiFTTM BD-Series.

Net revenue for the nine months ended September 30, 2013 was $384,289, as compared to $204,612 for the nine-month period ended September 30, 2012. This increase is primarily attributable to increased sales of the PerfoLiFTTM BD-Series through our distributor network (an approximate $220,000 increase for the comparable periods), partially offset by decreased sales of DiesoLiFTTM 10 to end-user customers (an approximate $40,000 decrease for the comparable periods).

Net revenue for the nine months ended September 30, 2013 was split between sales to distributors (81%) and end-user customers (19%). Net revenue for the nine months ended September 30, 2012 was split between sales to distributors (51%) and end-user customers (49%). Net revenue generated during the nine months ended September 30, 2013 and September 30, 2012 was primarily generated from the sale of DiesoLiFTTM 10 and the PerfoLiFTTM BD-Series.

Operating Expenses

Total operating expense was $346,575 for the three months ended September 30, 2013, as compared to $527,006 for the three-month period ended September 30, 2012. This $180,431 decrease from the prior period was primarily attributable to a decrease in selling, general and administrative expense. These fluctuations are more fully described below.

Total operating expense was $1,437,493 for the nine months ended September 30, 2013, as compared to $1,586,679 for the nine-month period ended September 30, 2012. This $149,186 decrease from the prior period was primarily attributable to a decrease in selling, general and administrative expense, partially offset by an increase in cost of operations due to increased sales. These fluctuations are more fully described below.

Cost of Operations

Cost of operations was $33,213 for the three months ended September 30, 2013, as compared to $34,022 for the three-month period ended September 30, 2012. Despite a modest increase in sales for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, this small decrease in cost of operations was caused by reduced manufactured unit product costs created by economies of scale from larger product batch manufacturing.

Cost of operations was $305,786 for the nine months ended September 30, 2013, as compared to $132,949 for the nine-month period ended September 30, 2012. This increase was primarily due to increased sales for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2013 was $313,362, as compared to $492,984 for the three-month period ended September 30, 2012. This decrease of $179,622 was primarily attributable to the following activities:

●	an approximate $88,000 decrease in salary expense (and related payroll taxes) for the comparable periods as the basis for accruing base salaries was reduced effective January 1, 2013; and

●	an approximate $43,000 decrease in research and development expense due to external vendors assisting with third quarter 2012 United Kingdom and western Europe field trial/testing (and no such activities occurring during the third quarter of 2013); and

●	an approximate $22,000 decrease in professional services (accounting and SEC legal) as we were unable to conduct our 10-Q quarterly reviews during 2013.

Selling, general and administrative expense for the nine months ended September 30, 2013 was $1,131,707 (including non-cash stock-based compensation of $16,875), as compared to $1,453,730 (including non-cash stock-based compensation of $11,458) for the nine-month period ended September 30, 2012. This decrease of $322,023 was primarily attributable to the following activities:

●	an approximate $261,000 decrease in salary expense (and related payroll taxes) for the comparable periods as the basis for accruing base salaries was reduced effective January 1, 2013; and

●	an approximate $92,000 decrease in professional service fees for the comparable periods, as we were unable to conduct our 2012 annual audit (accounting and SEC legal fees would have been incurred during the first quarter of 2013) and our three 2013 quarterly reviews.

Interest Income

Interest income was $17 and $41 for the three months ended September 30, 2013 and September 30, 2012, respectively. The decrease in interest income is primarily attributable to a reduction in invested cash and cash equivalents as cash has been used to fund ongoing operations.

Interest income for the nine months ended September 30, 2013 was $79, as compared to $123 for the nine-month period ended September 30, 2012. The decrease in interest income is primarily attributable to a reduction in invested cash and cash equivalents as cash has been used to fund ongoing operations.

Provision for Income Taxes

We have operated at a net loss since inception and have not recorded or paid any income taxes, other than for non-cash deferred tax expense related to a basis difference between financial reporting and tax reporting deductible goodwill. We have significant net operating loss NOL carry-forwards that would be recognized at such time as we demonstrate the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting primarily from the NOL carry-forwards has been fully reserved with a valuation allowance. Because goodwill is not depreciated and has an indefinite life for book purposes, the deferred tax liability related to the book to tax basis difference is not offset against the deferred tax assets when establishing our valuation allowance. Accordingly, we record non-cash deferred income tax expense, which increases the deferred tax liability, of approximately $16,000 each quarter.

We do not believe the equity raises and sales of common stock that we have completed have triggered an ownership change which might serve to limit the amount of NOL carry-forwards we can utilize each year. Furthermore, a limitation would not have an impact on our financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.

Net Loss

Net loss for the three months ended September 30, 2013 was $303,095, as compared to $495,351 for the three months ended September 30, 2012. The decrease in net loss was primarily due to decreases in salary expense, research and development expense and professional service expenses, as described above. The basic and diluted net loss per common share for the three months ended September 30, 2013 and September 30, 2012 was $(0.00) and $(0.00), respectively.

Net loss for the nine months ended September 30, 2013 was $1,101,125, as compared to $1,429,944 for the nine months ended September 30, 2012. The decrease in net loss was primarily due to decreases in salary expense and professional service expenses, as described above. The basic and diluted net loss per common share for the nine months ended September 30, 2013 and September 30, 2012 was $(0.01) and $(0.01), respectively.

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

Net Revenues

Net revenue for the three months ended June 30, 2013 was $111,532, as compared to $76,316 for the three-month period ended June 30, 2012. This is primarily attributable to increased sales of the PerfoLiFTTM BD-Series through our distributor network ($59,188 increase for the comparable periods), partially offset by a decrease in DiesoLiFTTM 10 sales to end-user customers ($23,649 decrease for the comparable periods).

Net revenue for the three months ended June 30, 2013 was split between sales to end-user customers (18%) and distributors (82%). Net revenue for the three months ended June 30, 2012 was split between sales to end-user customers (58%) and distributors (42%). Net revenue generated during the three months ended June 30, 2013 and June 30, 2012 was primarily generated from the sale of DiesoLiFTTM 10 and the PerfoLiFTTM BD-Series.

Net revenue for the six months ended June 30, 2013 was $324,826, as compared to $156,998 for the six-month period ended June 30, 2012. This increase is primarily attributable to increased sales of the PerfoLiFTTM BD-Series through our distributor network ($195,226 increase for the comparable periods) and a decrease in DiesoLiFTTM 10 sales to end-user customers ($28,676 decrease for the comparable periods).

Net revenue for the six months ended June 30, 2013 was split between sales to distributors (85%) and end-user customers (15%). Net revenue for the six months ended June 30, 2012 was evenly split between sales to distributors and end-user customers. Net revenue generated during the six months ended June 30, 2013 and June 30, 2012 was primarily generated from the sale of DiesoLiFTTM 10 and the PerfoLiFTTM BD-Series.

Operating Expenses

Total operating expense was $485,081 for the three months ended June 30, 2013, as compared to $493,970 for the three-month period ended June 30, 2012. This $8,889 decrease from the prior period was primarily attributable to a decrease in selling, general and administrative expense, partially offset by an increase in cost of operations due to increased sales. These fluctuations are more fully described below.

Total operating expense was $1,090,918 for the six months ended June 30, 2013, as compared to $1,059,673 for the six-month period ended June 30, 2012. This $31,245 decrease from the prior period was primarily attributable to a decrease in bad debt expense and a decrease in selling, general and administrative expense, partially offset by an increase in cost of operations due to increased sales. These fluctuations are more fully described below.

Cost of Operations

Cost of operations was $95,425 for the three months ended June 30, 2013, as compared to $49,023 for the three-month period ended June 30, 2012. This increase was primarily due to increased sales for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.

Cost of operations was $272,573 for the six months ended June 30, 2013, as compared to $98,927 for the six-month period ended June 30, 2012. This increase was primarily due to increased sales for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2013 was $389,656, as compared to $444,947 for the three-month period ended June 30, 2012. This decrease of $55,291 was primarily attributable to the following activities:

●	an approximate $104,000 decrease in salary expense (and related payroll taxes) for the comparable periods as the basis for accruing base salaries was reduced effective January 1, 2013;

●	an approximate $23,000 increase in advertising and marketing expense due to increased promotional samples sent to the United Kingdom for field trials during the second quarter of 2013 (no such activity during the second quarter of 2012); and

●	an approximate $16,000 increase in investor relations expense due to the hiring of two investor relations firms to assist with capital raise efforts (no such activity during the second quarter of 2012).

Selling, general and administrative expense for the six months ended June 30, 2013 was $818,345 (including non-cash stock-based compensation of $16,875), as compared to $960,746 (including non-cash stock-based compensation of $11,458) for the six-month period ended June 30, 2012. This decrease of $142,401 was primarily attributable to the following activities:

●	an approximate $172,000 decrease in salary expense (and related payroll taxes) for the comparable periods as the basis for accruing base salaries was reduced effective January 1, 2013;

●	an approximate $70,000 decrease in professional service fees for the comparable periods, as we were unable to conduct our 2012 annual audit (accounting and SEC legal fees would have been incurred during the first quarter of 2013) and 2013 quarterly reviews during 2013;

●	an approximate $43,000 increase in research and development expense primarily due to trials conducted at London Midlands during the first two quarters of 2013; and

●	an approximate $30,000 increase in investor relations expense due to the hiring of three investor relations firms to assist with capital raise efforts (no such activity during the first two quarters of 2012).

Interest Income

Interest income was $41 and $22 for the three months ended June 30, 2013 and June 30, 2012, respectively.

Interest income for the six months ended June 30, 2013 was $62, as compared to $82 for the six-month period ended June 30, 2012. The decrease in interest income is primarily attributable to a reduction in invested cash and cash equivalents as cash has been used to fund ongoing operations.

Provision for Income Taxes

We have operated at a net loss since inception and have not recorded or paid any income taxes, other than for non-cash deferred tax expense related to a basis difference between financial reporting and tax reporting deductible goodwill. We have significant net operating loss NOL carry-forwards that would be recognized at such time as we demonstrate the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting primarily from the NOL carry-forwards has been fully reserved with a valuation allowance. Because goodwill is not depreciated and has an indefinite life for book purposes, the deferred tax liability related to the book to tax basis difference is not offset against the deferred tax assets when establishing our valuation allowance. Accordingly, we record non-cash deferred income tax expense, which increases the deferred tax liability, of approximately $16,000 each quarter.

Net Loss

Net loss for the three months ended June 30, 2013 was $389,508, as compared to $433,632 for the three months ended June 30, 2012. The decrease in net loss was primarily due to a decrease in salary expense, partially offset by increases in investor relations and advertising and marketing expenses, as described above. The basic and diluted net loss per common share for the three months ended June 30, 2013 and June 30, 2012 was $(0.00) and $(0.00), respectively.

Net loss for the six months ended June 30, 2013 was $798,030, as compared to $934,593 for the six months ended June 30, 2012. The decrease in net loss was primarily due to decreases in salary expense and professional services expense, partially offset by increases in research and development expenses and investor relations expenses, as described above. The basic and diluted net loss per common share for the six months ended June 30, 2013 and June 30, 2012 was $(0.01) and $(0.01), respectively.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net Revenues

Net revenue for the three months ended March 31, 2013 was $213,294, as compared to $80,682 for the three-month period ended March 31, 2012. This increase is primarily attributable to increased sales of the PerfoLiFTTM BD-Series through our distributor network.

Sales revenue for the three months ended March 31, 2013 was split between sales to distributors (86%) and end-user customers (14%). Sales revenue for the three months ended March 31, 2012 was split between sales to distributors (58%) and end-user customers (42%). Sales revenue generated during the three months ended March 31, 2013 and March 31, 2012 was primarily generated from the sale of the PerfoLiFTTM BD-Series and DiesoLiFTTM 10.

Operating Expenses

Total operating expense was $605,837 for the three months ended March 31, 2013, as compared to $565,703 for the three-month period ended March 31, 2012. This $40,134 increase from the prior period was primarily attributable to an increase in cost of operations and a decrease in selling, general and administrative expense, which is more fully described below.

Cost of Operations

Cost of operations was $177,148 for the three months ended March 31, 2013, as compared to $49,904 for the three-month period ended March 31, 2012. This increase was due to increased sales for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2013 was $428,689 (including non-cash stock-based compensation of $16,875), as compared to $515,799 (including non-cash stock-based compensation of $11,458) for the three-month period ended March 31, 2012. This decrease of $87,110 was primarily attributable to the following activities:

●	an approximate $65,000 decrease in salary expense (and related payroll taxes) for the comparable periods as the basis for accruing base salaries was reduced effective January 1, 2013;

●	an approximate $58,000 decrease in professional service fees for the comparable periods, as we were unable to conduct our 2012 annual audit (accounting and SEC legal fees would have been incurred during the first quarter of 2013); and

●	an approximate $36,000 increase in research and development expense primarily related to trials conducted at London Midlands during the first quarter of 2013.

Interest Income

Interest income was $21 and $60 for the three months ended March 31, 2013 and March 31, 2012, respectively. The decrease in interest income is primarily attributable to a reduction in invested cash and cash equivalents as cash has been used to fund ongoing operations.

Provision for Income Taxes

We have operated at a net loss since inception and have not recorded or paid any income taxes, other than for non-cash deferred tax expense related to a basis difference between financial reporting and tax reporting deductible goodwill. We have significant net operating loss NOL carry-forwards that would be recognized at such time as we demonstrate the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting primarily from the NOL carry-forwards has been fully reserved with a valuation allowance. Because goodwill is not depreciated and has an indefinite life for book purposes, the deferred tax liability related to the book to tax basis difference is not offset against the deferred tax assets when establishing our valuation allowance. Accordingly, we record non-cash deferred income tax expense, which increases the deferred tax liability, of approximately $16,000 each quarter.

Net Loss

Net loss for the three months ended March 31, 2013 was $408,522, as compared to $500,961 for the three months ended March 31, 2012. The decrease in net loss was primarily due an increase in gross margin from sales ($5,368), decreases in recorded salary expense and professional services expense, partially offset by an increase in research and development expenses, as described above. The basic and diluted net loss per common share for the three months ended March 31, 2013 and March 31, 2012 was $(0.00) and $(0.00), respectively.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Critical Accounting Policies and Estimates

Revenue Recognition

We recognize revenue from the sale of our products when the price is fixed and determinable, persuasive evidence of an arrangement exists, the products are shipped, and title and risk of loss has passed to the buyer and collectability of the resulting receivable is reasonably assured. The majority of our revenues is from sales to product distributors. Product distributors do not have the option to return product that is not immediately sold to an end-user. Therefore, our revenue recognition is not conditional on whether a distributor is able to sell product to an ultimate product end-user. Our sales policies for end-users are consistent with product distributor sales policies.

Beginning in May 2013, as an effort to address our outstanding payable balance with and at the request of our product manufacturer, our non-United States customers began remitting receivable payments directly to our product manufacturer in lieu of remitting payment directly to us. Under this arrangement, we still maintained the risks and benefits related to sending the product to each customer and thus recorded sales revenues (and associated cost of sales) applying the gross reporting treatment for each transaction pursuant to ASC 605-45, “Principal Agent Considerations.”

Investor Warrant Modifications

The Company and the Board from time to time have authorized the modification to the terms of certain prior warrant issuances. The Company analyzes such modifications under ASC 718 “Compensation - Stock Compensation” (“ASC718”) and (“ASC 505”), “Equity Based Payments to Non-Employees,” and has historically determined that no gain or loss is recognized upon the modification due to the warrants having been issued to an investor and investor awards not being subject to either ASC 718 or ASC 505.

Valuation of goodwill

The Company accounts for goodwill and intangible assets in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

The Company completed an evaluation of goodwill at December 31, 2013, 2012 and 2011 and determined that there was no impairment. The Company employed a qualitative evaluation for 2013 analysis. For the 2012 and 2011 evaluation, a net book value of less than $0 was determined using Step 1. The Company determined that its qualitative evaluation for 2012 and 2011 resulted in a less than more likely than not determination of impairment, resulting in Step 2 being bypassed.

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

In its May 14, 2014 report, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

While we cannot make any assurances as to the accuracy of our projections of future capital needs, based on our current cash available as of May 9, 2014 (approximately $565,000), receivable collections expected to be received within the next 30 days (approximately $80,000) and a remaining $500,000 balance from a $1,000,000 equity commitment from one of our Directors (see Equity Commitment in Note 3 to our financial statements), we have adequate cash and cash equivalents balances and commitments to fund operations through the end of the third quarter of 2014.

Management implemented a salary deferral program for all employees during 2011 to conserve our cash position. This salary deferral program has continued.

We have been funded over the last three years by private investments into the Company, primarily from existing shareholders, in the form of restricted stock. We believe we still have access to capital from existing shareholders and in addition, management is in the process of executing a plan that we believe will provide us with sufficient funds to allow us to operate for the foreseeable future. However, we can make no assurances that additional capital will be available to us from either of these sources. Therefore, if we are unable to secure additional capital, we will need to curtail operations.  We currently have no other firm commitments from third parties to provide any additional funding.

Although we cannot make assurances that additional capital financing will be available to us on acceptable terms, or at all, management is in the process of executing a plan that we believe will provide us with sufficient funds to, at a minimum, allow us to continue operations through the end of the third quarter of 2014. Specifically, we are working with a group of existing investors and believe we will secure additional financing during the second quarter of 2014. However, if we are unable to raise additional capital, we will need to significantly curtail operations.

Cash used in operating activities was $1,066,590 for the twelve months ended December 31, 2013, as compared to cash used in operating activities of $1,335,549 for the twelve months ended December 31, 2012. The decrease in cash flow used in operating activities was due primarily to a $535,321 reduction in net loss attributable to a $369,093 increase in sales (and therefore increased accounts receivable receipts during 2013), partially offset by the fact that we aggressively paid down vendor payables during 2013.

Cash provided by financing activities was $1,232,157 for the twelve months ended December 31, 2013, as compared to $1,070,000 for the twelve months ended December 31, 2012. During 2013, we raised $882,157 upon the private placement of 32,482,820 restricted shares of our common stock to accredited investors. We also received net proceeds of $350,000 in the form of notes payable from related parties. During 2012, we raised $810,000 upon the private placement of 9,975,000 restricted shares of our common stock to accredited investors. During 2012, we also received net proceeds of $260,000 in the form of notes payable from related parties.

Net cash increased by $165,567 for the twelve months ended December 31, 2013, as compared to a decrease in net cash of $265,549 for the twelve months ended December 31, 2012.

During the twelve months ended December 31, 2013 and December 31, 2012, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Working capital deficit at December 31, 2013 was $(4,541,929), as compared to $(4,108,872) at December 31, 2012. This decrease was primarily attributable to funding cash operating expenses for 2012. The negative working capital amount for 2013 and 2012 is strongly impacted by the approximate $3 million deferred revenue liability recorded on our balance sheet at both December 31, 2013 and 2012.

Cash used in operating activities was $1,335,549 for the twelve months ended December 31, 2012, as compared to cash used in operating activities of $1,688,316 for the twelve months ended December 31, 2011. The decrease in cash flow used in operating activities was due primarily to an increase in accounts payable due to timing of vendor payments and accrued compensation, as employees have deferred portions of their salaries beginning in May 2011.

Cash provided by financing activities was $1,070,000 for the twelve months ended December 31, 2012, as compared to $1,253,300 for the twelve months ended December 31, 2011. During 2012, we raised $810,000 upon the private placement of 9,975,000 restricted shares of our common stock to accredited investors. During 2012, we also received net proceeds of $260,000 in the form of notes payable from related parties. During 2011, we raised $1,178,300 upon the private placement of 11,283,000 restricted shares of our common stock to accredited investors. Also in 2011, we received $75,000 related to the exercise of options granted.

Net cash decreased by $265,549 for the twelve months ended December 31, 2012, as compared to a decrease in net cash of $435,016 for the twelve months ended December 31, 2011.

During the twelve months ended December 31, 2012 and December 31, 2011, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Working capital deficit at December 31, 2012 was $(4,108,872), as compared to $(3,141,874) at December 31, 2011. This decrease was primarily attributable to funding cash operating expenses for 2012. The negative working capital amount for 2012 and 2011 is strongly impacted by the approximate $3 million deferred revenue liability recorded on our balance sheet at both December 31, 2012 and 2011.

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

Financial statements specified by this Item, together with the report relating thereto of MaloneBailey, LLP, are presented following Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a)          Dismissal of Independent Registered Accounting Firm

On May 2, 2013, our Board terminated the engagement of BDO USA, LLP (“BDO”) as the Company’s independent registered accounting firm. This action effectively dismissed BDO as the Company’s independent registered accounting firm for the fiscal year ending December 31, 2012.

BDO’s reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2011 and 2010 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report included an explanatory paragraph relating to an uncertainty as to the Company’s ability to continue as a going concern. Furthermore, since January 1, 2012, there have been no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to BDO’s satisfaction, would have caused BDO to make reference to the subject matter of the disagreement in connection with its reports on the Company’s consolidated financial statements for such periods.

Except as noted in this paragraph, since January 1, 2012, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K. In connection with its audit of our financial statements for the years ended December 31, 2011 and 2010, BDO reported the existence of a material weakness in the Company’s internal control over financial reporting to the audit committee of the Company. The material weakness relates to the fact that the Company has limited accounting personnel with sufficient expertise, accounting knowledge and training in GAAP and financial reporting requirements. Specifically, the Company lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements. This control deficiency resulted in recorded material adjustments to the financial statements for non-cash stock-based compensation and also resulted in adjustments to financial statement presentation. This material weakness has not been corrected.

(b)          Engagement of New Independent Registered Accounting Firm

On May 8, 2013, the Company’s Board appointed MaloneBailey, LLP as the Company’s new independent registered accounting firm with respect to the fiscal years ended December 31, 2013 and 2012. In addition, the Company’s Board engaged MaloneBailey, LLP to re-audit our financial statements for the fiscal year ended December 31, 2011. Since January 1, 2012, neither the Company nor anyone acting on the Company’s behalf consulted Malone Bailey, LLP with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011, 2012 and 2013, respectively. Based on these evaluations, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting. Because of the material weakness and our inability to timely file our periodic reports with the SEC, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at December 31, 2011, December 31, 2012 and at December 31, 2013, respectively.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, 2012 and 2013, respectively, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on these evaluations under the framework in Internal Control-Integrated Framework, we identified a material weakness in our internal control over financial reporting. As a result, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011, December 31, 2012 and as of December 31, 2013, respectively.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During our 2011, 2012 and 2013 reviews of internal controls, management identified the following material weakness: the Company has limited accounting personnel with sufficient expertise, accounting knowledge and training in GAAP and financial reporting requirements. Specifically, the Company lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements. This material weakness was not corrected during 2011, 2012 or 2013.

This control deficiency resulted in recorded material adjustments to the financial statements for non-cash stock-based compensation and also resulted in adjustments to financial statement presentation. There is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. However, our management team performed analysis and procedures to ensure that the financial statements included in this annual report on Form 10-K were prepared in conformity with GAAP, with specific focus on those areas that would be impacted by the material weakness identified. As a result, our management believes that the financial statements included in this annual report on Form 10-K present fairly, in all material respects, our financial position, results of operations and our cash flows for the periods presented.

Management does consult with outside advisers and its independent registered public accounting firm regarding certain reporting issues.

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

The Remediation Plan

Although as of December 31, 2011, 2012 and 2013, respectively, we had not yet remediated the material weakness in our internal control over financial reporting identified during our 2008 through 2013 reviews, management has initiated the following remediation steps to address the material weakness described above:

●	We will continue to focus on improving the skill sets of our accounting and finance function, through education and training;
30

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012 or in the fiscal year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

This annual report does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Item 9 B.	Other Information

Pursuant to an amendment to our articles of incorporation filed with the Nevada Secretary of State, effective February 5, 2014, our corporate name was changed from International Fuel Technology, Inc. to Fuel Performance Solutions, Inc.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following are the names of our current executive officers and Directors, as well as those who served as executive officers and Directors during the fiscal years ended December 31, 2012 and 2013, their present positions with the Company and certain biographical information.

Name	Age	Position(s) and Offices Held with FPS	Dates in Position or Office
Jonathan R. Burst	55	Chief Executive Officer and Chairman of the Board	1999-Present (Chief Executive Officer); 2000-Present (Chairman of the Board)
Stuart D. Beath	55	Chief Financial Officer	2007-Present
Rex Carr	87	Director	2002-Present
Michael Gianino	55	Director	2012-Present
Gary Kirk	52	*	2003-2013
David B. Norris	65	Director	2000-Present

*	During the fiscal year ended December 31, 2012 and through October 7, 2013, Mr. Kirk served as a Director and as our Director of Sales and Marketing, a non-executive officer position. Mr. Kirk resigned as a Director and as Director of Sales and Marketing effective October 7, 2013.
31

All Directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, our Articles of Incorporation provide for not less than 1 nor more than 9 directors. Currently, we have 4 directors. Our by-laws permit the Board to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board.

Background of Directors and Executive Officers:

JONATHAN R. BURST has served as our Chief Executive Officer since 1999, and as the President of the Company from 1999 to 2000 and 2002 to 2005. Mr. Burst has also served as a Director and Chairman of the Board since 2000. Mr. Burst founded Burcor International in 1998, primarily an insurance brokerage firm, and has served as President since its inception. Mr. Burst received a bachelor of arts degree in Economics from the University of Missouri in 1981.

STUART D. BEATH has served as our Chief Financial Officer since 2007. From 2001 until his appointment as Chief Financial Officer, Mr. Beath served as our Director of Corporate Development. Prior to joining the Company, Mr. Beath was a First Vice President and served in the Corporate Finance Department of Stifel, Nicolaus & Company, Incorporated, a brokerage and investment banking firm, from 1993 to 1997. Mr. Beath was also a member of the Board of Directors of Anchor Gaming from 1994 to 2001, serving on the Board’s Audit Committee. From 1987 to 1993, Mr. Beath served in the Corporate Finance Department of A.G. Edwards & Sons, Inc., a brokerage and investment banking firm, where he was an Assistant Vice President of the Firm. Mr. Beath earned a bachelor of arts degree from Williams College in 1981 and a masters in business administration degree from the Darden School at the University of Virginia in 1987.

REX CARR has served as a Director of the Company since 2002. Mr. Carr has been the managing partner of the Rex Carr Law Firm, a law firm with offices in East St. Louis, Illinois, St. Louis, Missouri and Belleville, Illinois, since 2004. Until 2003, Mr. Carr was the senior partner of a 36-person law firm, Carr, Korein, and Tillery, with offices in Missouri and Illinois, for more than 5 years. Mr. Carr is admitted to practice in the United States Supreme Court and the Illinois and Missouri Supreme Courts.

MICHAEL GIANINO has served as a Director of the Company since 2012. Mr. Gianino has served as the owner/President of Homewatch CareGivers of St. Louis, a home health care agency that provides non-medical in-home assistance primarily to the elderly, since 2001. Prior to 2001, Mr. Gianino was employed at Anheuser-Busch, Inc., serving in a variety of positions within Anheuser-Busch’s Field Sales Department.

GARY KIRK served as a Director of the Company from 2003 through October 7, 2013. Mr. Kirk served as our Director of Sales and Marketing from 2003 through October 7, 2013. Mr. Kirk had extensive experience (1980 to 2003) in the petroleum industry, all with Petrochem Carless Ltd., a United Kingdom-based refiner and marketer of petroleum products. Mr. Kirk spent his first 8 years as a research chemist and the remainder in Petrochem Carless’ marketing department. From 1988 to 2003, Mr. Kirk reported directly to the President of Petrochem Carless as the Marketing Manager for Performance Fuels, covering accounts in Europe and the rest of the world.

DAVID B. NORRIS has served as a Director of the Company since 1999. Mr. Norris founded and owns Addicks Services, Inc., a construction company, and has served as its Vice President since 1983.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our executive officers and Directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership

32

with the SEC. Executive officers, Directors and greater than 10% beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of copies of such forms received by us, we believe that, during the fiscal years ended December 31, 2012 and 2013, the following persons did not timely file Forms 3, Forms 4 and Forms 5 reporting beneficial ownership of FPS securities and/or changes therein.

	2012		2013
Reporting Person	Number of Known Failures to File Required Form	Number of Transactions Not Reported	Number of Known Failures to File Required Form	Number of Transactions Not Reported
Jonathan R. Burst	1	1	1	1
Rex Carr	3	3	1	1
Fer Eren, M.D. (1)	1	1	NA	NA
Michael Gianino	1	-	4	4
Gary Kirk (2)	1	1	1	1
David B. Norris	1	1	1	1

(1)	Dr. Eren ceased to be a member of our Board as of December 4, 2012.

(2)	Mr. Kirk ceased to be a member of our Board as of October 7, 2013.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to the Chief Executive Officer, the Chief Financial Officer, senior financial officers and employees with financial reporting responsibilities. A copy will be provided at no charge. Requests can be sent to Fuel Performance Solutions, Inc., 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105, attention Thomas M. Powell.

Audit Committee

We have a separately designated Audit Committee. Mr. Norris currently is the only member of our Audit Committee.

The Board has determined that Mr. Norris, an independent member of the Board, satisfies all of the criteria to be an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board since the filing of our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2012.

33

Item 11.	Executive Compensation

2013 Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation paid or to be paid by us as well as certain other compensation awarded to, earned by and paid to, during the indicated fiscal years, to the Chief Executive Officer and Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Jonathan R. Burst,	2013	$—	$—	$324,663	(1)	$324,663
Chief Executive Officer	2012	52,154	—	381,245	(2)	433,399
	2011	169,760	82,053	260,450		512,263

Stuart D. Beath,	2013	112,500	—	64,346	(3)	176,846
Chief Financial Officer	2012	139,739	—	66,179	(4)	205,918
	2011	160,918	—	40,414		201,332

1)	Includes (i) $223,702 of payments made to Burcor Capital, LLC, a company owned by Mr. Burst, in lieu of salary due to Mr. Burst, (ii) $70,500 of deferred salary owed to Mr. Burst (see “Executive Officer Base Salaries” below), (iii) $28,283 of health insurance coverage for Mr. Burst and his family, and (iv) $2,178 of life insurance premiums paid by FPS.

2)	Includes (i) $205,494 of payments made to Burcor Capital, LLC, a company owned by Mr. Burst, in lieu of salary due to Mr. Burst, (ii) $146,737 of deferred salary owed to Mr. Burst (see “Executive Officer Base Salaries” below), (iii) $26,156 of health insurance coverage for Mr. Burst and his family, (iv) $2,178 of life insurance premiums paid by FPS, and (v) $680 of non-cash expense recorded for the grant of 10,000 options for 2012 Board services provided. The non-cash expense represents the aggregate grant date fair value computed in accordance with ASC 718. See Note 4 to our financial statements for ASC 718 assumptions. These fully vested options were valued based on the closing price of our stock on the grant date ($0.09 on December 31, 2012).

3)	Represents $26,846 of health insurance coverage for Mr. Beath and his family and $37,500 of deferred salary owed to Mr. Beath. See “Executive Officer Base Salaries” below.

4)	Represents $26,156 of health insurance coverage for Mr. Beath and his family and $40,023 of deferred salary owed to Mr. Beath. See “Executive Officer Base Salaries” below.

Executive Officer Base Salaries

For the fiscal year ended December 31, 2011, Mr. Burst’s and Mr. Beath’s annual base salaries were $400,000 and $175,000, respectively. In May 2011, the Company instituted a policy pursuant to which all employees, including our named executive officers (“NEOs”), agreed to defer receipt of 50% of all earned salary until further notice. Effective July 2011, the policy was revised. Pursuant to the new policy, effective July 2011, Mr. Burst agreed to defer receipt of 26% of all earned salary until further notice and Mr. Beath agreed to defer receipt of 14% of all earned salary until further notice. In June 2013, the policy was again revised to provide that each of Messrs. Burst and Beath would defer receipt of 25% of his earned salary until further notice.

34

Outstanding Equity Awards at 2013 and 2012 Fiscal Year-End

The following table provides information on all restricted stock, stock options and SAR awards (if any) held by our NEOs as of December 31, 2013 and as of December 31, 2012.

	Option Awards (as of December 31, 2012)				Option Awards (as of December 31, 2013)
Name	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Jonathan R. Burst	10,400	—	$0.21	12/31/2013	—	—	NA	NA
	450,000	—	$0.50	12/31/2013	—	—	NA	NA
	780,000	—	$0.13	12/31/2014	780,000	—	$0.13	12/31/2014
	1,040,000	—	$0.24	12/31/2014	1,040,000	—	$0.24	12/31/2014
	4,600,000	—	$0.48	12/31/2014	4,600,000	—	$0.48	12/31/2014
	10,000	—	$0.09	12/31/2017	10,000	—	$0.09	12/31/2014

Stuart D. Beath	250,000	—	$0.50	12/31/2013	—	—	NA	NA
	200,000	—	$0.25	8/2/2014	200,000	—	$0.25	8/2/2014
	1,352,000	—	$0.48	12/31/2014	1,352,000	—	$0.48	12/31/2014

2013 and 2012 Director Compensation

Directors do not receive any cash compensation for their services as members of the Board, although they are reimbursed for certain expenses incurred in connection with attendance at Board and Committee meetings.

Historically, each non-employee and employee Director was entitled to an annual award of 10,000 restricted shares or an immediately vesting option to purchase 10,000 shares of our common stock as compensation for their services as Board members. In addition, each Board member was entitled to receive 1,000 shares of restricted stock or an option to purchase 1,000 shares of our common stock for every 3 Board meetings attended.

However, during 2013, the Company and the Board undertook a review of its Director compensation policy. This review was not finalized during 2013, thus no Board compensation was granted for 2013 Board services.

Board members are also eligible to receive discretionary grants of common stock under the Consultant and Employee Stock Compensation Plan and grants of stock options, stock appreciation rights and restricted stock pursuant to the Amended and Restated LTIP.

The following table provides information related to the compensation of our non-NEO Directors for fiscal 2013 and 2012. For information regarding our Chairman and Chief Executive Officer’s 2013 and 2012 compensation, see the 2013 Summary Compensation table.

35

Name	Year	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Rex Carr (1)	2013	$—	$—	$—	$—
	2012	—	680 (2)	—	680

Fer Eren, M.D. (3)	2013	—	—	—	—
	2012	—	—	—	—

Michael Gianino (4)	2013	—	—		—
	2012	—	680 (2)	—	680

Gary Kirk (5)	2013	—	—	121,154 (6)	121,154
	2012	—	680 (2)	157,163 (6)	157,843

David B. Norris (7)	2013	—	—	—	—
	2012	—	680 (2)	—	680

(1)	Mr. Carr’s FPS equity holdings as of both December 31, 2013 and 2012 include 16,695,298 shares of restricted common stock owned by R.C. Holding Company, of which Mr. Carr is a Director, President and 41% stockholder. Mr. Carr is deemed to be the beneficial owner of these shares. Mr. Carr also owned 125,000 shares of common stock as of both December 31, 2013 and 2012, and 5,449,901 shares of restricted common stock as of both December 31, 2013 and 2012. Mr. Carr also had 700,760 and 811,160 vested options/warrants to purchase shares of FPS common stock as of December 31, 2013 and 2012, respectively, and 10,000 restricted common shares as of both December 31, 2013 and 2012, obtained from Board services provided from 2002 to date.

(2)	Represents the grant date fair value for options granted as compensation for 2012 Board services. Key assumptions used in determining the fair value (pursuant to ASC 718) of these options include the following:

Measurement date:	December 31, 2012
Fair value per option:	$0.068
Risk-free interest rate:	0.74%
Dividend yield:	—
Volatility factor:	1.03
Expected option life:	5 years

(3)	Dr. Eren ceased to be a member of our Board as of December 4, 2012. Dr. Eren’s FPS equity holdings as of December 31, 2012 included 642,899 shares of common stock. Dr. Eren also held 130,000 vested options to purchase shares of FPS common stock, obtained from Board services provided from 2009 to 2012.

(4)	Mr. Gianino’s FPS equity holdings as of December 31, 2013 and 2012 include 2,630,893 and 1,005,893, respectively, shares of common stock. Mr. Gianino also held 10,000 vested options to purchase shares of FPS common stock as of both December 31, 2013 and 2012 for Board services provided from 2012 to date. Mr. Gianino also held 250,000 and 125,000 vested warrants to purchase shares of FPS common stock as of December 31, 2013 and 2012, respectively.

(5)	Mr. Kirk ceased to be a member of our Board as of October 7, 2013. Mr. Kirk’s FPS equity holdings as of December 31, 2012 included 2,330,000, respectively, vested options to purchase shares of FPS common stock granted for employee services. Mr. Kirk also held 84,720 vested options to purchase shares of FPS common stock as of
36

December 31, 2012, obtained from Board services provided from 2003 to 2012.

(6)	These amounts represent Mr. Kirk’s annual base salary for the fiscal years 2013 and 2012. Included in these amounts are accrued but unpaid salary amounts of $29,651 and $45,996 for 2013 and 2012, respectively.

(7)

Mr. Norris’ FPS equity holdings as of both December 31, 2013 and 2012 include 1,244,425, respectively, shares of restricted common stock. Mr. Norris also held 0 and 208,000 vested options to purchase shares of FPS common stock for non-director related services provided as of December 31, 2013 and 2012, respectively. Mr. Norris also held 99,040 and 209,040 vested options to purchase shares of FPS common stock as of December 31, 2013 and 2012, respectively, and 10,000 restricted common shares obtained from Board services provided from 2000 to the respective date as of both December 31, 2013 and 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the ownership of our common stock as of May 4, 2014 and as of March 29, 2013, respectively, by (i) each person known by FPS to own beneficially more than 5% of our common stock; (ii) each Director of FPS; (iii) each executive officer named in the Summary Compensation Table (see “Executive Compensation”); and (iv) all Directors and executive officers of FPS as a group. This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

	As of May 4, 2014		As of March 29, 2013
Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	% of Common Stock (2)	Amount and Nature of Beneficial Ownership (3)	% of Common Stock (3)

Jonathan R. Burst (4)	10,331,840	4.92%	9,821,040	7.30%
Stuart D. Beath (5)	3,349,024	1.63%	2,151,024	1.66%
Rex Carr (6)	33,592,159	16.49%	23,091,359	17.97%
Michael Gianino (7)	3,580,893	1.76%	1,390,893	1.09%
Gary Kirk (8)	NA	NA	2,414,720	1.86%
David B. Norris (9)	4,682,265	2.30%	1,671,465	1.30%
All directors and executive officers as a group (6 persons) (10)	55,536,181	25.73%	40,540,501	28.90%

John M. Hennessy (11)	12,375,000	5.94%	7,875,000	6.03%

(1)	Unless otherwise indicated, the principal address of each of the stockholders named in this table is: c/o Fuel Performance Solutions, Inc., 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105.

(2)	The number of shares beneficially owned includes shares of common stock that the owner or owners had the right to acquire on or within 60 days of May 4, 2014, including through the exercise of options or warrants. Also included are restricted shares of common stock, over which the owner or owners have voting power, but no investment power. Calculation based on 202,426,178 common shares outstanding as of May 4, 2014 and calculated in accordance with Rule 13d-3 under the Exchange Act.

(3)	The number of shares beneficially owned includes shares of common stock that the owner or owners had the right to acquire on or within 60 days of March 29, 2013, including through the exercise of options or warrants. Also included are restricted shares of common stock, over which the owner or owners have voting
37

power, but no investment power. Calculation based on 127,672,800 common shares outstanding as of March 29, 2013 and calculated in accordance with Rule 13d-3 under the Exchange Act.

(4)	Includes 52,000 restricted shares of common stock owned by Burcor Capital, LLC, of which Mr. Burst is an executive officer, as of both May 4, 2014 and March 29, 2013. Mr. Burst is deemed to be the beneficial owner of such shares. It also includes 7,401,200 and 6,890,400 shares issuable upon the exercise of options as of May 4, 2014 and March 29, 2013, respectively.

(5)	Represents 349,024 shares of common stock as of both May 4, 2014 and March 29, 2013, and 3,000,000 and 1,802,000 shares issuable upon exercise of options as of May 4, 2014 and March 29, 2013, respectively.

(6)	Includes 23,820,298 and 16,695,298 shares of restricted common stock owned by R.C. Holding Company, of which Mr. Carr is a director, President and 41% stockholder, as of May 4, 2014 and March 29, 2013, respectively. Mr. Carr is deemed to be the beneficial owner of these shares. Also includes 125,000 shares of common stock as of both May 4, 2014 and March 29, 2013, respectively, and 8,324,901 and 5,449,901 shares of restricted common stock owned by Mr. Carr as of May 4, 2014 and March 29, 2013, respectively. Amount also includes 1,311,960 and 811,160 shares issuable upon exercise of options/warrants as of May 4, 2014 and March 29, 2013, respectively; and 10,000 restricted common shares as of both December 31, 2013 and 2012, obtained from Board services provided from 2002 to date.

(7)	Represents 2,630,893 and 1,130,893 shares of common stock as of May 4, 2014 and March 29, 2013, respectively, and 750,000 and 260,000 shares issuable upon exercise of options/warrants as of May 4, 2014 and March 29, 2013, respectively.

(8)	2,414,720 shares issuable upon exercise of options as of March 29, 2013.

(9)	Represents 3,754,425 and 1,254,425 shares of common stock as of May 4, 2014 and March 29, 2013, respectively, and 927,840 and 417,040 shares issuable upon exercise of options/warrants as of May 4, 2014 and March 29, 2013, respectively.

(10)	Includes 10,391,000 and 12,595,320 shares issuable upon exercise of options/warrants as of May 4, 2014 and March 29, 2013, respectively.

(11)	Represents 4,850,131 and 3,350,131 shares of common stock held directly by Mr. Hennessy as of May 4, 2014 and March 29, 2013, respectively; 1,587,369 shares of common stock held by a grantor retained annuity trust, of which Mr. Hennessy serves as trustee (the “GRAT”), as of both May 4, 2014 and March 29, 2013; 4,937,500 and 1,937,500 shares issuable upon exercise of warrants held directly by Mr. Hennessy as of May 4, 2014 and March 29, 2013, respectively; and 1,000,000 shares issuable upon exercise of warrants held by the GRAT as of May 4, 2014 and March 29, 2013, respectively. Mr. Hennessy’s principal address is 47 West Lake Road, Tuxedo Park, NY 10987.
38

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2013

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$ —	—
Equity compensation plans not approved by security holders (1) (2)	35,222,469	$0.26	4,560,455
Total	35,222,469	$0.26	4,560,455

(1)	Includes options granted to employees, Directors and non-employees under our original Long Term Incentive Plan, our Amended and Restated LTIP and under other arrangements, and options and warrants issued to non-employees under other arrangements. Other arrangements include warrants issued to non-employees in relation to certain equity raise activities and option grants to certain employees and non-employees whose underlying common shares are not registered under the Securities Act of 1933, as amended, or any state securities laws.

(2)	See Notes 3 and 4 to our financial statements.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2012

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$ —	—
Equity compensation plans not approved by security holders (1) (2)	33,249,469	$0.30	2,318,455
Total	33,249,469	$0.30	2,318,455

(1)	Includes options granted to employees, Directors and non-employees under our original Long Term Incentive Plan, our Amended and Restated LTIP and under other arrangements, and options and warrants issued to non-employees under other arrangements. Other arrangements include warrants issued to non-employees in relation to certain equity raise activities and option grants to certain employees and non-employees whose underlying common shares are not registered under the Securities Act of 1933, as amended, or any state securities laws.

(2)	See Notes 3 and 4 to our financial statements.
39

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of FPS and a holder of over 5% of our common stock. See Equity Commitment in Note 3 to our financial statements. Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in FPS, at such time or times as we may request, in the form of a purchase or purchases of restricted common stock of FPS. FPS may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of shares of restricted common stock of FPS equal to the value of the investment then provided to FPS. The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on OTC Market Group’s OTC Pink marketplace on the date of the sale. There is no stipulation regarding the duration of this commitment. The total amount available under this commitment is $500,000 and 800,000 as of December 31, 2013 and 2012, respectively.

In 2012 and 2013, Mr. Carr made several loans to FPS. The terms of these loans did not require the payment of interest and did not require repayment of the principal by a certain date. The table below outlines these various loans.

Date of Loan to FPS	Amount of Loan to FPS	Aggregate Amount Owed by FPS to Mr. Carr Pursuant to Loans
March 13, 2012	$50,000.00	$50,000.00
April 2, 2012	$40,000.00	$90,000.00
June 12, 2012	$100,000.00	$140,000.00	(1)
July 6, 2012	$25,000.00	$165,000.00
August 7, 2012	$25,000.00	$190,000.00
August 8, 2012	$10,000.00	$200,000.00
February 28, 2013	$50,000.00	$250,000.00
May 24, 2013	$50,000.00	$250,000.00	(2)
May 30, 2013	$50,000.00	$300,000.00
September 16, 2013	$100,000.00	$400,000.00
November 12, 2013	$25,000.00	$425,000.00
December 6, 2013	$75,000.00	$500,000.00
40

(1)	On May 10, 2012, Mr. Carr converted $50,000 of the outstanding loan balance to equity at the then-market price of $0.10 per share, pursuant to the equity commitment arrangement in place with Mr. Carr.

(2)	On April, 4, 2013, FPS made a payment of $50,000 to Mr. Carr, in partial repayment of the aggregate amount owed to Mr. Carr pursuant to the loans.

On February 6, 2014, in exchange for the cancellation of the cumulative $500,000 loan balance with Mr. Carr, we agreed to sell 10,000,000 restricted shares of our common stock to Mr. Carr (or entities controlled by Mr. Carr). No principal or interest relating to the cancelled loan balance was paid by FPS.

The cumulative $500,000 loan balance to Mr. Carr was subsequently converted to equity on February 6, 2014 with the issuance of 10,000,000 shares to Mr. Carr (or entities controlled by Mr. Carr).

On February 4, 2013, David B. Norris, a Director of the Company, loaned us $50,000. The terms of this loan did not require the payment of interest and did not require repayment of the principal by a certain date. On February 6, 2014, in exchange for the cancellation of this $50,000 loan with Mr. Norris, we agreed to sell 2,500,000 restricted shares of our common stock to Mr. Norris. No principal or interest relating to the cancelled loan was paid by FPS.

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

On April 25, 2012, Jonathan R. Burst, our Board Chairman and Chief Executive Officer loaned FPS $10,000. The terms of the loan did not require the payment of interest, and did not require repayment of the principal by a certain date. On May 10, 2012, in exchange for the cancellation of this $10,000 loan with Mr. Burst and for the receipt by FPS from Mr. Burst of an additional $15,000 in cash, we agreed to sell 250,000 restricted shares of our common stock to Mr. Burst. No principal or interest relating to the cancelled loan was paid by FPS.

On March 1, 2013, Jonathan R. Burst, our Board Chairman and Chief Executive Officer, loaned us $50,000. In exchange for the receipt by us of $50,000, we agreed to repay the principal amount of the loan. On April 30, 2013 and May 24, 2013, we made payments in the amount of $20,000 and $30,000, respectively, to Mr. Burst in repayment of the loan.

Mr. Norris is an independent Director, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”).

The Company does not have a separately designated nominating committee for its Board. Each of the following directors is not deemed to be independent, as such term is defined in the Nasdaq listing standards: Mr. Burst and Mr. Carr. In addition, Mr. Kirk, who served as a Director until October 7, 2013 was not an independent Director.

41

Item 14.	Principal Accountant Fees and Services

Services Provided by our Independent Registered Public Accountants

BDO served as our independent registered public accountants for the fiscal year ended December 31, 2011 [and provided services to us during the fiscal year ended December 31, 2012]. On May 2, 2013, our Board terminated BDO’s engagement as the Company’s independent registered accounting firm. This action effectively dismissed BDO as the Company’s independent registered accounting firm for the fiscal year ending December 31, 2012. On May 8, 2013, the Company’s Board appointed MaloneBailey, LLP as the Company’s new independent registered accounting firm. MaloneBailey, LLP served as our independent registered public accountants for the fiscal years ended December 31, 2013 and 2012. Aggregate fees for professional services rendered for the Company by BDO and MaloneBailey, LLP for the fiscal years ended December 31, 2013, 2012 and 2011 were as follows:

	Fiscal year ended December 31,
	2013	2012	2011	2011
	(MaloneBailey, LLP)			(BDO)

Audit fees	$35,000	$20,000	$20,000	$88,200
Audit-related fees	—	—	—	—
Tax fees	—	—	—	—
All other fees	—	—	—	—
	$35,000	$20,000	$20,000	$88,200

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of the financial statements included in our quarterly reports on Form 10-Q for the quarterly periods during the 2013, 2012 and 2011 fiscal years.

Audit-related Fees

During the 2013, 2012 and 2011 fiscal years, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above. Therefore, there were no audit-related fees billed or paid during the 2013, 2012 and 2011 fiscal years.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2013, 2012 and 2011, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2013, 2012 and 2011 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

42

Audit Committee Pre-approval Policies and Procedures

The Audit Committee has certain policies and procedures in place requiring the pre-approval of audit and non-audit services to be performed by our independent registered public accountants. Such pre-approval can be given as part of the Audit Committee’s approval of the scope of the engagement of the independent public registered accountants or on an individual basis. The approved non-audit services must be disclosed in our periodic reports filed with the SEC. The Audit Committee can delegate the pre-approval of non-auditing services to one or more of its members, but the decision must be presented to the full Audit Committee at the next scheduled meeting. The charter prohibits us from retaining our independent registered public accounting firm to perform specified non-audit functions, including (i) bookkeeping, financial information systems design and implementation; (ii) appraisal or valuation services, fairness opinions, or contribution-in-kind reports; (iii) actuarial services; and (iv) internal audit outsourcing services. All work performed by our independent registered public accountants for us in 2013, 2012 and 2011 was pre-approved by the Audit Committee.

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

3.	Exhibits

The following exhibits are filed as part of the report or are incorporated by reference:

EXHIBITS

3.1	Articles of Incorporation of International Fuel Technology, Inc. and all amendments (Filed as Exhibit 3.1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

3.2	Certificate of Amendment to Articles of Incorporation of International Fuel Technology, Inc. (Filed as Exhibit 3.2 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference).

3.3	Certificate of Amendment of Articles of Incorporation of International Fuel Technology, Inc.

3.4	By-laws of International Fuel Technology, Inc. (Filed as Exhibit 3.2 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).
43

10.1	Consultant and Employee Stock Option Plan (Filed as Exhibit 10 to the registrant’s registration statement on Form S-8 filed on February 7, 2000 and incorporated herein by reference). *

10.2	Long Term Incentive Plan (Filed as Exhibit 10.2 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference). *

10.3	Amended and Restated Long Term Incentive Plan (Filed as Exhibit 10.3 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference). *

10.4	Form of Amended and Restated Long Term Incentive Plan Stock Option Agreement (Filed as Exhibit 10.4 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference). *

10.5	Form of Stock Option Agreement (Filed as Exhibit 10.5 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference). *

10.6	Jonathan R. Burst Employment Agreement (Filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 13, 2009 and incorporated herein by reference). *

10.7	Stuart D. Beath Employment Agreement (Filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on November 13, 2009 and incorporated herein by reference). *

10.8	Non-Statutory Stock Option Agreement between International Fuel Technology, Inc. and Stuart D. Beath, dated July 2, 2007 (Filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on July 3, 2007 and incorporated herein by reference). *

10.9	Equity Investment Commitment between Rex Carr and International Fuel Technology, Inc., dated December 11, 2007 (Filed as Exhibit 10.12 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007, incorporated herein by reference).

14	Code of Business Conduct and Ethics (Filed as Exhibit 14 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2005, incorporated herein by reference).

21	Subsidiaries

23.1	Consent of MaloneBailey, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
44

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document

101.	SCH XBRL Taxonomy Extension Schema

101.	PRE XBRL Taxonomy Extension Presentation Linkbase

101.	LAB XBRL Taxonomy Extension Labe Linkbase

101.	CAL XBRL Taxonomy Extension Calculation Linkbase

101.	DEF XBRL Taxonomy Extension Definition Linkbase

*	Management contract or other compensatory plan, contract or arrangement.

(b) The exhibits filed with this annual report are listed under Item 15(a)(3), immediately above.

(c) None.

45

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUEL PERFORMANCE SOLUTIONS, INC. (Registrant)

By:	/s/ Jonathan R. Burst	Date	May 14, 2014
Jonathan R. Burst
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jonathan R. Burst	Date	May 14, 2014
Jonathan R. Burst
Chairman of the Board and Chief Executive Officer (Principal executive officer)

By:	/s/ Stuart D. Beath	Date	May 14, 2014
Stuart D. Beath
Chief Financial Officer (Principal financial and accounting officer)

By:	/s/ Rex Carr	Date	May 14, 2014
Rex Carr
Director

By:	/s/ Michael Gianino	Date	May 14, 2014
Michael Gianino
Director

By:	/s/ David B. Norris	Date	May 14, 2014
David B. Norris
Director

FUEL PERFORMANCE SOLUTIONS, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets as of December 31, 2013, 2012 and 2011	F-3

Statements of Operations for the years ended December 31, 2013, 2012 and 2011	F-4

Statements of Stockholders’ Deficit for the years ended December 31, 2013, 2012 and 2011	F-5

Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	F-6

Notes to Audited Financial Statements	F-7

Unaudited Balance Sheets as of September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012	F-24

Unaudited Statements of Operations for the three months ended March 31, 2013 and March 31, 2012	F-25

Unaudited Statements of Operations for the three and six months ended June 30, 2013 and June 30, 2012	F-26

Unaudited Statements of Operations for the three and nine months ended September 30, 2013 and September 30, 2012	F-27

Unaudited Statements of Cash Flows for the three months ended March 31, 2013 and 2012, six months ended June 30, 3013 and 2012, and nine months ended September 30, 2013 and 2012	F-28

Notes to Unaudited Financial Statements	F-29
F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Fuel Performance Solutions, Inc.

St. Louis, Missouri

We have audited the accompanying balance sheets of Fuel Performance Solutions, Inc. (the “Company”) as of December 31, 2013, 2012 and 2011, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, 2012 and 2011, and the related results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring loss from operations and has a working capital deficit. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

May 14 , 2014

FUEL PERFORMANCE SOLUTIONS, INC.

BALANCE SHEETS

	December 31, 2013	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$216,913	$51,346	$316,895
Accounts receivable	10,781	112,174	85,222
Inventory	33,784	60,229	72,563
Prepaid expenses and other assets	28,284	25,957	19,612
Total current assets	289,762	249,706	494,292

Goodwill	2,211,805	2,211,805	2,211,805

Total assets	$2,501,567	$2,461,511	$2,706,097

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$350,984	$427,868	$272,846
Accrued compensation	742,465	542,468	175,078
Note payable to related parties	550,000	200,000	—
Deferred revenue	2,998,242	2,998,242	2,998,242
Other accrued expenses	190,000	190,000	190,000
Total current liabilities	4,831,691	4,358,578	3,636,166

Deferred rent	12,573	14,066	—
Deferred income taxes	723,000	659,000	595,000
Total long term liabilities	735,573	673,066	595,000

Total liabilities	5,567,264	5,031,644	4,231,166

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.01 par value, 250,000,000 shares authorized; 158,280,604, 125,610,284 and 115,035,284 (net of 1,440,000 shares held in treasury stock) shares issued and outstanding at December 31, 2013, 2012 and 2011, respectively	1,597,206	1,270,503	1,164,753
Treasury stock	(664,600)	(664,600)	(664,600)
Discount on common stock	(819,923)	(819,923)	(819,923)
Additional paid-in capital	67,949,067	67,376,738	66,597,635
Accumulated deficit	(71,127,447)	(69,732,851)	(67,802,934)
Total stockholders’ deficit	(3,065,697)	(2,570,133)	(1,525,069)

Total liabilities and stockholders’ deficit	$2,501,567	$2,461,511	$2,706,097

See accompanying Notes to Financial Statements.
F-3

FUEL PERFORMANCE SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Net revenues	$704,189	$335,096	$236,427

Operating expenses
Cost of operations	603,189	243,642	179,712
Selling, general and administrative expense	1,431,695	1,957,531	2,569,109
Depreciation	—	—	1,422
Total operating expenses	2,034,884	2,201,173	2,750,243
Net loss from operations	(1,330,695)	(1,866,077)	(2,513,816)

Interest income	99	160	2,021

Net loss before income taxes	(1,330,596)	(1,865,917)	(2,511,795)
Income tax provision	64,000	64,000	65,000

Net loss	$(1,394,596)	$(1,929,917)	$(2,576,795)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.02)

Weighted-average common shares outstanding, basic and diluted	133,559,623	118,911,070	107,951,736

See accompanying Notes to Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2010	102,782,284	$1,027,823	$(664,600)	$(819,923)	$64,990,874	$(65,226,139)	$(691,965)
Issuance of stock for cash	11,283,000	112,830	—	—	1,065,470	—	1,178,300
Issuances of stock for services	1,500,000	15,000	—	—	285,000	—	300,000
Authorization of stock issuance for option modification	600,000	6,000	—	—	76,053	—	82,053
Issuance of stock for the exercise of options	300,000	3,000	—	—	72,000	—	75,000
Shares issued for Directors’ services	10,000	100	—	—	1,600	—	1,700
Options granted for Directors’ services	—	—	—	—	4,841	—	4,841
Expense relating to stock option grants	—	—	—	—	101,797	—	101,797
Net loss	—	—	—	—	—	(2,576,795)	(2,576,795)
Balance, December 31, 2011	116,475,284	$1,164,753	$(664,600)	$(819,923)	$66,597,635	$(67,802,934)	$(1,525,069)
Issuance of stock for cash	9,975,000	99,750	—	—	710,250	—	810,000
Issuance of stock for conversion of debt	600,000	6,000	—	—	54,000	—	60,000
Expense relating to stock option grants	—	—	—	—	14,853	—	14,853
Net loss	—	—	—	—	—	(1,929,917)	(1,929,917)
Balance, December 31, 2012	127,050,284	$1,270,503	$(664,600)	$(819,923)	$67,376,738	$(69,732,851)	$(2,570,133)
Issuance of stock for cash	32,482,820	324,828	—	—	557,329	—	882,157
Issuances of stock for services	187,500	1,875	—	—	15,000	—	16,875
Net loss	—	—	—	—	—	(1,394,596)	(1,394,596)
Balance, December 31, 2013	159,720,604	$1,597,206	$(664,600)	$(819,923)	$67,949,067	$(71,127,447)	$(3,065,697)

See accompanying Notes to Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(1,394,596)	$(1,929,917)	$(2,576,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	—	1,422
Bad debt provision	—	—	88,655
Non-cash stock-based compensation	16,875	—	383,753
Non-cash option expense	—	14,853	106,638
Deferred income tax provision	64,000	64,000	65,000
Change in assets and liabilities:
Accounts receivable	101,393	(26,952)	(63,413)
Inventory	26,445	12,334	39,867
Prepaid expense and other assets	(2,327)	(6,345)	19,787
Accounts payable	(76,884)	155,022	89,607
Accrued compensation	199,997	367,390	157,163
Deferred rent	(1,493)	14,066	—
Net cash used in operating activities	(1,066,590)	(1,335,549)	(1,688,316)

Cash flows from financing activities
Proceeds from issuance of note payable to related parties	450,000	260,000	50,000
Principal payments on debt due to related party	(100,000)	—	(50,000)
Proceeds from issuance of common stock	882,157	810,000	1,178,300
Proceeds from the exercise of options	—	—	75,000
Net cash provided by financing activities	1,232,157	1,070,000	1,253,300

Net increase (decrease) in cash and cash equivalents	165,567	(265,549)	(435,016)
Cash and cash equivalents, beginning	51,346	316,895	751,911
Cash and cash equivalents, ending	$216,913	$51,346	$316,895

Supplemental disclosure of cash flow information:
Cash paid during the year ended December 31:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Non-cash transactions:
Note payable to related party conversion into common stock	$—	$60,000	$—

See accompanying Notes to Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

Note 1. Nature of Business and Significant Accounting Policies

Nature of Business

Fuel Performance Solutions, Inc. (“FPS,” “we” or the “Company”) is a company that was incorporated under the laws of the State of Nevada on April 9, 1996. On February 5, 2014, the Company changed its name from International Fuel Technology, Inc. to Fuel Performance Solutions, Inc. We have developed a family of fuel additive product formulations. These unique fuel blends have been created to improve fuel economy, enhance lubricity (reducing engine wear and tear) and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuels. We began transitioning from a development stage technology company to a commercial entity during 2002 and have been increasing our product marketing and sales efforts since. We are now focused on continuing to develop the body of evidence of the efficacy of our products applicable to a wide range of markets and industries within these markets through additional industry specific laboratory testing and customer field-based demonstration trials. In addition, we are continuing to strengthen our distributor and customer contact base. Marketing and sales efforts, in conjunction with the additional industry specific testing, will complete our transition to a commercial enterprise.

During 2013, our net revenues were split in the following manner: 9% to United States end-user customers and 91% to international distributors and end-user customers. 92% of our net revenues for 2013 were concentrated among 5 customers.

During 2012, our net revenues were split in the following manner: 17% to United States end-user customers and 83% to international distributors and end-user customers. 90% of our net revenues for 2012 were concentrated among 3 customers.

During 2011, our net revenues were split in the following manner: 21% to United States end-user customers and 79% to international distributors and end-user customers. 88% of our net revenues for 2011 were concentrated among 6 customers.

At December 31, 2012, 95% of our accounts receivable balance was attributable to 1 customer. At December 31, 2011, 88% of our accounts receivable balance was attributable to 2 customers.

Customers whose revenues exceeded 10% of our total revenues for 2013, 2012 and 2011, respectively, are listed below:

Customer Name	2013	2012	2011

Nordmann, Rassmann	74%	59%	50%
Schnucks Markets, Inc.	*	14%	18%
Next Group Brazil	12%	—	—
East Midlands Trains Limited	—	17%	15%

* Below 10% threshold for applicable period
F-7

Our product line revenues for 2013, 2012 and 2011 have not been significant. See the table below for a breakdown of our product line revenues:

	2013		2012		2011
FPS Product	$	%	$	%	$	%

DiesoLiFTTM 10	$55,763	8%	$107,210	32%	$98,153	42%

PerfoLiFTTM BD-Series	633,931	90%	209,394	62%	132,050	56%

Other	14,495	2%	18,492	6%	6,224	2%

Total revenues	$704,189	100%	$335,096	100%	$236,427	100%

Net revenues related to shipments into various foreign countries were $640,004, $279,470 and $187,894 during 2013, 2012 and 2011, respectively. The following table breaks out net revenues by foreign country:

Country	2013	2012	2011

Brazil	$88,361	$—	$—
China	—	—	14,400
Czech. Republic	139,640	63,513	40,972
Cyprus	12,175	5,028	10,826
France	14,495	18,492	6,224
Germany	310,649	135,357	45,092
Romania	68,631	—	33,181
United Kingdom	6,053	57,080	37,199
	$640,004	$279,470	$187,894

We currently utilize Brenntag as our contracted product manufacturer. Brenntag independently purchases required raw materials to manufacture our product. For the years ended December 31, 2013, 2012 and 2011, 100% of our product manufacturing has been handled by Brenntag.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. The Company places its cash with high credit quality financial institutions.

At times such cash may be in excess of the FDIC limit. With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Revenue Recognition

We recognize revenue from the sale of our products when the price is fixed and determinable, persuasive evidence of an arrangement exists, the products are shipped, and title and risk of loss has passed to the buyer and collectability of the resulting receivable is reasonably assured. A majority of our revenues is from sales to product distributors. Product distributors do not have the option to return product that is not immediately sold to an end-user. Therefore, our revenue recognition is not conditional on whether a distributor is able to sell product to an ultimate product end-user. Our sales policies for end-users are consistent with product distributor sales policies.

Beginning in May 2013, as an effort to address our outstanding payable balance with and at the request of our product manufacturer, our non-United States customers began remitting receivable payments directly to our product manufacturer in lieu of remitting payment directly to us. Under this arrangement, we still maintained the risks and benefits related to sending the product to each customer and thus recorded sales revenues (and associated cost of sales) applying the gross reporting treatment for each transaction pursuant to ASC 605-45, “Principal Agent Considerations."

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and temporary investments with a maturity of three months or less. We maintain cash in a bank account, which, at times, exceeds federally insured limits. We have experienced no losses relating to these excess amounts of cash in a bank.

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

Accounts Receivable

An allowance for doubtful accounts is maintained at a level we believe sufficient to cover potential losses based on historical trends and known current factors impacting our customers. We have determined that an allowance for doubtful accounts was not necessary as of December 31, 2013, 2012 and 2011. We did, however, write off $88,655 of accounts receivable from 2010 that was expensed in 2011.

Inventory

Inventory, which consists of finished product, is valued at the lower of cost or market, based on the first-in, first-out (“FIFO”) method, or market, and reflects the purchased cost from vendors. Although we maintain minimal inventory levels in the United States at external storage facilities, the majority of our inventory is manufactured based on customer demand and immediately shipped to customers upon completion. The raw material components required to manufacture our products reside at our product manufacturer’s facilities.

Goodwill

The Company accounts for goodwill and intangible assets in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

The Company completed an evaluation of goodwill at December 31, 2013, 2012 and 2011 and determined that there was no impairment. The Company employed a qualitative evaluation for 2013 analysis. For the 2012 and 2011 evaluation, a net book value of less than $0 was determined using the Step 1 test. The Company determined that its qualitative evaluation for 2012 and 2011 resulted in a less than more likely than not determination of impairment, resulting in the Step 2 test being bypassed.

Income Taxes

The Company accounts for income taxes utilizing ASC 740, “Income Taxes.” ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards, and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not included in the measurement. The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns. The Company currently has substantial net operating loss (“NOL”) carry forwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Research and Development

Research and development costs are expensed as incurred. Expense for services received from external vendors for 2013, 2012 and 2011 was $80,689, $96,117 and $59,411, respectively.

Advertising Expenses

Advertising costs are expensed as incurred and amounted to $56,219, $73,772 and $63,445 in 2013, 2012 and 2011, respectively.

Basic and Diluted Net Earnings (Loss) Per Common Share

The Company accounts for earnings per share pursuant to ASC 260, “Earnings per Share,” which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net loss for the periods, basic and diluted loss per share is the same for the years ended December 31, 2013, 2012 and 2011, respectively

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Employee Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation,” (“ASC 718”).  ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

Non-Employee Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”), which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 2. Substantial Doubt About Ability to Continue as a Going Concern

Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses since inception and currently have and previously from time to time have had limited funds with which to operate. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management is in the process of executing a strategy based upon marketing technologies that offer enhanced engine performance and greater fuel economy along with pollution control benefits. We have several technologies in the commercialization phase and in development. We have received necessary regulatory and commercial acceptance for our products currently in the commercialization phase. During the first quarter of 2002, we began selling our products directly to the commercial marketplace. We expect to increase our sales to the marketplace, eventually generating a level of revenues sufficient to meet our cash flow and earnings requirements. Until such time, we are dependent on external sources of capital to help fund the operations of the Company. Management implemented a salary deferral program for all employees during 2011 to conserve our cash position. This salary deferral program has continued.

Although we cannot make assurances that additional capital financing will be available to us on acceptable terms, or at all, management is in the process of executing a plan that we believe will provide us with sufficient funds to, at a minimum, allow us to continue operations through the end of the third quarter of 2014. Specifically, we are working with a group of existing investors and believe we will secure additional financing during the second quarter of 2014.

We have been funded over the last three years by private investments into the Company, primarily from existing shareholders, in the form of restricted stock. We believe we still have access to capital from existing shareholders and in addition, management is in the process of executing a plan that we believe will provide us with sufficient funds to allow us to operate for the foreseeable future. However, we can make no assurances that additional capital will be available to us from either of these sources. Therefore, if we are unable to secure additional capital, we will need to curtail operations. We currently have no other firm commitments from third parties to provide any additional funding.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3. Stockholders’ Deficit

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent. Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock. The remaining $350,000 obligation was reflected as a current accrued expense. Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations. During 2009 and 2010, we made payments totaling $160,000 to the prior Blencathia owner. We did not make any payments to the prior Blencathia owner during 2011, 2012 or 2013. The related current accrued expense balance remains at $190,000 at the end of 2013. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.

During 2013, we sold an aggregate total of 32,482,820 shares to accredited investors which yielded aggregate proceeds of $882,157.

A detachable warrant to purchase a share of our common stock accompanied certain share purchases in these offerings. The 4,875,000 aggregate warrants issued during 2013 each have an exercise price of $0.10 and were exercisable immediately and up to 5 years.

On April 12, 2013, the Company’s Board of Directors (the “Board”) authorized and approved the extension of expiration date and change of exercise price for 2,000,000 warrants granted to a warrant holder for the purchase of the Company’s common stock. The outstanding share purchase warrants originally had a March 23, 2014 expiration and an exercise price of $0.25. Now the warrant shall expire on April 11, 2018 with an exercise price of $0.226. The Company analyzed the modification under ASC 718 and ASC 505 and determined no gain or loss is recognized upon the modification due to the warrant having been issued to an investor and investor awards are not subject to either ASC 718 or ASC 505.

During 2013, we issued a cumulative total of 187,500 common shares to a non-employee consulting entity for services. These shares were valued at the respective settlement dates’ quoted market prices and resulted in an aggregate of $16,875 of recorded non-cash stock-based compensation expense during 2013.

During the third quarter of 2013, 250,000 warrants associated with a prior financing expired.

During 2012, we sold a total of 9,975,000 shares to accredited investors which yielded aggregate proceeds of $810,000. A detachable warrant to purchase a share of our common stock accompanied certain share purchases in these offerings. The 9,825,000 aggregate warrants each have an exercise price of $0.10 and were exercisable immediately and up to 5 years.

During 2012, an aggregate total of $60,000 of notes payable from related parties was converted to equity via the issuance of 600,000 shares of our stock based on the then-market price of $0.10 per share. The terms of these loans did not require the payment of interest and did not require repayment of the principal by a certain date.

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

During the fourth quarter of 2011, the terms of a prior stock option grant to Mr. Burst, our Board Chairman and Chief Executive Officer, were modified. In this transaction, 600,000 options previously granted to Mr. Burst pursuant to our Amended and Restated LTIP were cancelled and the Board authorized the grant to Mr. Burst of 600,000 restricted shares of common stock. Since the fair value of the new restricted common share authorization ($0.25 per share) exceeded the fair value of the options being replaced on the November 17, 2011 measurement date, an additional $82,053 of non-cash stock-based compensation expense was recorded in accordance with ASC 718.

No shares were issued to Directors for Director-related services in 2013 or 2012. In 2011, 10,000 shares were issued to a Director for Director-related services which resulted in $1,700 of non-cash based stock compensation expense.

As of December 31, 2013, 2012 and 2011, we have 21,595,750, 16,970,750 and 7,145,750 warrants outstanding, respectively. These warrants were issued as part of equity funding efforts that occurred in 2009, 2011, 2012 and 2013.

Year Warrants Issued	No. of Warrants Issued	Warrant Exercise Price	Warrant Expiration Date

2009	4,325,000	$0.25	2014
2011	2,570,750	$0.25	2016
2011	250,000	$0.25	2013
2012	9,825,000	$0.10	2017
2013	4,875,000	$0.10	2018

No warrants were exercised during 2013, 2012 or 2011.

Further information relating to warrants is as follows:

		Weighted-	Weighted-
	Number	Average	Average
	of	Exercise	Exercise
	Shares	Price	Life

Outstanding at December 31, 2010	4,325,000	$0.25	3.20

Granted	2,820,750	$0.25	4.33

Outstanding at December 31, 2011	7,145,750	$0.25	3.04

Granted	9,825,000	$0.10	4.66

Outstanding at December 31, 2012	16,970,750	$0.16	3.55

Granted	4,875,000	$0.10	4.26

Expired	(250,000)	$0.25	—

Outstanding at December 31, 2013	21,595,750	$0.15	3.35

The intrinsic value (difference between the warrant exercise price and our stock share price) attributable to warrants issued was $0 at December 31, 2013, 2012 and 2011.

Equity Commitment

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of FPS and a holder of over 5% of our common stock. Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in FPS, at such time or times as we may request, in the form of a purchase or purchases of restricted common stock of FPS. FPS may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of shares of restricted common stock of FPS equal to the value of the investment then provided to FPS. The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on OTC Market Group’s OTC Pink marketplace on the date of the sale. There is no stipulation regarding the duration of this commitment. As of December 31, 2013, 2012 and 2011 the amounts available under this commitment were $500,000, $800,000 and $1,000,000, respectively

Note 4. Stock Options

Long Term Incentive Plan

On October 23, 2001, the Board adopted our Long Term Incentive Plan (“LTIP”). The Board is responsible for the administration of this LTIP, and is the approval authority for all option grant awards under this plan. Subject to the express provisions of the LTIP, the Board shall have full authority and sole and absolute discretion to interpret and amend this LTIP, to prescribe, amend and rescind rules and regulations relating to it, and to make all other determinations which it believes to be necessary or advisable in administering this LTIP.

On October 22, 2006, our Board adopted the Amended and Restated LTIP. This plan expires on October 21, 2016.

The maximum number of shares of common stock as to which awards may be granted under this plan, subject to subsequent amendments, is 18,200,000 shares (updated to reflect the 4% dividend issued during the first quarter of 2009). The common stock issued upon exercise of options or on grant of stock awards may be shares previously authorized but not yet issued or shares which have been issued and reacquired by the Company as treasury stock. The Board may increase the maximum number of shares of common stock as to which awards may be granted at such time as it deems advisable.

The following tables summarize information about stock options issued to employees and Directors during the 3 years ended December 31, 2013:

	Shares	Exercise price per share	Weighted- average exercise price

Outstanding at December 31, 2010	12,614,320	$0.10-1.20	$0.45

Granted	140,000	$0.17-0.25	$0.23
Canceled	(600,000)	$0.48	$0.48
Expired	(161,200)	$0.49-1.20	$0.97
Outstanding at December 31, 2011	11,993,120	$0.10-0.96	$0.43

Granted	50,000	$0.09	$0.09
Expired	(546,000)	$0.15-0.72	$0.52
Outstanding at December 31, 2012	11,497,120	$0.09-0.96	$0.43

Expired	(2,008,000)	$0.21-0.96	$0.53

Outstanding at December 31, 2013	9,489,120	$0.09-0.50	$0.41

Options exercisable at December 31, 2013	9,489,120	$0.09-0.50	$0.41
Options exercisable at December 31, 2012	11,497,120	$0.09-0.96	$0.43
Options exercisable at December 31, 2011	11,993,120	$0.10-0.96	$0.43

The following table summarizes information about employee stock options outstanding at December 31, 2013:

	Options outstanding			Options Exercisable
Exercise price range	Number outstanding at December 31, 2013	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable at December 31, 2013	Weighted- average exercise price

$0.09 - $0.25	2,435,760	1	$0.20	2,435,760	$0.20

$0.26 - $0.50	7,053,360	1	$0.48	7,053,360	$0.48

	9,489,120	1	$0.41	9,489,120	$0.41
F-16

The following table summarizes information about employee stock options outstanding at December 31, 2012:

	Options outstanding			Options Exercisable
Exercise price range	Number outstanding at December 31, 2012	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable at December 31, 2012	Weighted- average exercise price

$0.09 - $0.50	11,341,120	2	$0.42	11,341,120	$0.42

$0.51 - $1.00	156,000	1	$0.96	156,000	$0.96

	11,497,120	2	$0.43	11,497,120	$0.43

The following table summarizes information about employee stock options outstanding at December 31, 2011:

	Options outstanding			Options Exercisable
Exercise price range	Number outstanding at December 31, 2011	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable at December 31, 2011	Weighted- average exercise price

$0.10 - $0.50	11,525,120	3	$0.42	11,525,120	$0.42

$0.51 - $1.00	468,000	1	$0.80	468,000	$0.80

	11,993,120	2	$0.43	11,993,120	$0.43

The following table summarizes information about stock options issued to non-employees during the 3 years ended December 31, 2013:

	Shares	Exercise price per share	Weighted- average exercise price

Outstanding at December 31, 2010	4,639,599	$0.25-0.96	$0.51

Granted	550,000	$0.25	$0.25
Exercised	(300,000)	$0.25	$0.25
Expired	(104,000)	$0.72	$0.72
Outstanding at December 31, 2011	4,785,599	$0.25-0.96	$0.49

Granted	150,000	$0.25	$0.25
Expired	(154,000)	$0.29-0.38	$0.32
Outstanding at December 31, 2012	4,781,599	$0.25-0.96	$0.49

Expired	(644,000)	$0.25-0.96	$0.57
Outstanding at December 31, 2013	4,137,599	$0.25-0.50	$0.46

Options exercisable at December 31, 2013	4,132,399	$0.25-0.50	$0.46
Options exercisable at December 31, 2012	4,776,399	$0.25-0.96	$0.49
Options exercisable at December 31, 2011	4,780,399	$0.25-0.96	$0.49
F-17

Stock option expense recorded in 2013, 2012 and 2011 is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Awards to employees/Directors	$—	$3,396	$26,976
Awards to non-employees	—	11,457	79,662
Stock option modifications	—	—	—
Total non-cash stock-based compensation expense	$—	$14,853	$106,638

Employee and Director Awards

In 2013, we did not grant any options to employees or to Directors in their capacity as Directors. In addition, 2,008,000 fully vested options previously granted to employees and Directors (in their capacity as directors) expired during 2013.

In 2012, we did not grant any options to employees. During 2012, we granted 50,000 options to Directors in their capacity as Directors. These grants vested in 2012 and expire in 2017. In addition, 546,000 fully vested options previously granted to employees and Directors (in their capacity as directors) expired during 2012.

In 2011, we granted 100,000 options to employees and 40,000 to Directors in their capacity as Directors, totaling 140,000 options. These grants vested in 2011 and expire in 2016. In addition, 161,200 fully vested options previously granted to employees and Directors (in their capacity as directors) expired during 2011.

During the fourth quarter of 2011, the terms of a prior stock option grant to Mr. Burst were modified. In this transaction, 600,000 options previously granted to Mr. Burst pursuant to our Amended and Restated LTIP were cancelled and the Board authorized the grant to Mr. Burst of 600,000 restricted shares of common stock. Such restricted shares were expected to be issued in the second quarter of 2012, but were not formally issued until the first quarter of 2014. Since the fair value of the new restricted common share authorization ($0.25 per share) exceeded the fair value of the options being replaced on the November 17, 2011 measurement date, an additional $82,053 of non-cash stock-based compensation expense was recorded in accordance with ASC 718 using the following key assumptions to determine the fair value of the cancelled options:

Measurement date:	November 17, 2011
Fair value per option:	$0.11
Risk-free interest rate:	0.40%
Dividend yield:	0%
Volatility factor:	0.93
Expected option life:	3.13 years.
F-18

The following table provides the primary assumptions used to value employee and Director non-cash stock-based compensation for the years indicated:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Weighted-average fair value of options granted	NA	$ 0.07	$ 0.16
Weighted-average assumptions:
Risk-free interest rate	NA	0.74%	0.91%
Dividend yield	NA	—	—
Expected volatility	NA	1.03	0.95
Expected option life (years)	NA	5	5

As of December 31, 2013, 2012 and 2011, there was $0 of total unrecognized compensation cost related to outstanding options granted to employees and Directors. All options previously granted to employees and Directors were fully vested in these respective periods.

Non-employee awards

We did not grant any stock options to non-employees during 2013. However, 644,000 fully vested options previously granted to non-employees expired in 2013.

In 2012, we granted 150,000 stock options to a non-employee. This grant vested in 2012 and expired in 2013. In addition, 154,000 fully vested options previously granted to non-employees expired in 2012.

In 2011, we granted 550,000 stock options to non-employees. These grants vested in 2011 and expire in 2016. In addition, 104,000 fully vested options previously granted to non-employees expired in 2011.

We did not receive proceeds for stock options exercised during 2013 or 2012, as no options were exercised. We received $75,000 proceeds for 300,000 non-employee stock options exercised during 2011.

Services performed by non-employees who were granted options include product/distribution consulting, technology consulting, investor relations and legal services. The weighted-average fair value for such options that have had a fair value calculation applied (NA for 2013, $0.08 for 2012 and $0.14 for 2011) was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used for the 2012 grant: risk-free interest rate of 0.25%, volatility factor of 0.99, and a weighted-average expected life of the option of approximately 1.89 years. The following weighted-average assumptions were used for the 2011 grants: risk-free interest rate of 1.26%, volatility factor of 0.94, and a weighted-average expected life of the option of approximately 5.00 years.

The weighted-average remaining contractual term (in years) of the non-employee options outstanding at December 31, 2013, 2012 and 2011 is 0.73, 1.58 and 2.54, respectively.

The aggregate intrinsic value (defined as the excess of the market price of our common stock as of the end of the period over the exercise price of the related stock options) for all stock options (employee, Director and non-employee) outstanding and exercisable as of December 31, 2013 and 2012 was $0 for the respective periods.

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

Note 5. Income Taxes

Deferred income taxes reflect the net income tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as income tax credit carry-forwards. The tax effects of temporary differences and credits that give rise to significant portions of the net deferred income tax asset are as follows:

	Year ended December 31,
	2013	2012	2011

Net operating loss (“NOL”) carry-forwards	$18,439,000	$17,729,000	$16,804,000
Book basis in goodwill in excess of tax basis	(723,000)	(659,000)	(595,000)
Other intangible assets	277,000	392,000	506,000
Non-cash stock-based compensation expense	4,402,000	4,401,000	4,591,000
Non-deductible accruals	1,407,000	1,488,000	205,000
Less: Valuation allowance	(24,525,000)	(24,010,000)	(22,106,000)
Net deferred tax liability	$(723,000)	$(659,000)	$(595,000)

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

At December 31, 2013, 2012 and 2011, we had United States federal NOL carry-forwards available to offset future taxable income of approximately $46, $44 and $42 million, respectively, which expire in the years 2012 through 2013. Under Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, the utilization of United States NOL carry-forwards may be limited under the change in stock ownership rules of the IRC.

We do not believe our equity raises and sale of common stock that we have completed triggered an ownership change. Furthermore, a limitation would not have an impact on our consolidated financial statements as we have recorded a valuation allowance for the entire amount of our deferred tax assets.

The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to the income tax benefit is as follows:

	Year ended December 31,
	2013	2012	2011

Tax benefit at federal statutory rate	-34%	-34%	-34%
State taxes, net of federal income tax	-6%	-6%	-6%
Change in deferred tax valuation allowance	35%	37%	37%
Income tax expense	-5%	-3%	-3%

The effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. No uncertain tax positions have been identified through December 31, 2013, 2012 or 2011.

Note 6. Lease Commitments

We entered into an operating lease for office space on January 1, 2002 that, as extended, now expires on April 30, 2017. Rent expense was $43,457, $43,457 and $48,842 during the fiscal years ended December 31, 2013, 2012 and 2011, respectively. A 5-year office equipment lease entered into in 2005 expired in October 2010 and was replaced with a 4-year office equipment lease in November 2010.

Future minimum lease payments as of December 31, 2013 are displayed below:

Year ending December 31,
2014	$47,206
2015	$47,056
2016	$48,110
2017	$16,154
2018	$—
Total minimum lease payments	$158,526
F-21

Future minimum lease payments as of December 31, 2012 are displayed below:

Year ending December 31,
2013	$46,393
2014	$47,206
2015	$47,056
2016	$48,110
2017	$16,154
2018	$—
Total minimum lease payments	$204,919

Future minimum lease payments as of December 31, 2011 are displayed below:

Year ending December 31,
2012	$30,941
2013	$46,393
2014	$47,206
2015	$47,056
2016	$48,110
2017	$16,154
Total minimum lease payments	$235,860

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

On July 31, 2006, we received notice from the American Arbitration Association (“AAA”) of a Demand for Arbitration dated July 27, 2006 received by the AAA naming the Company as Respondent and TPG Capital Partners (“TPG”), the prior Blencathia owner, as the Claimant. The arbitration had been requested by TPG to resolve an alleged aggregate proceeds shortfall from the sale of FPS securities issued in the Blencathia merger. TPG has claimed they sold some or all of the 312,000 shares and the sales have not generated at least $500,000 of proceeds, as guaranteed in the merger documents.

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and the Company participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on the Company. Since 2009, the Company has made payments to TPG totaling $160,000 to reduce the recorded liability. The remaining recorded liability balance is $190,000 at December 31, 2013, 2012 and 2011, respectively.

Note 8. Deferred Revenue

On February 26, 2009, we received the first purchase order pursuant to a Memorandum of Understanding (“MOU”) with Libya Oil Holdings Limited, Tamoil, Libya Africa Investment Portfolio and Vision Oil Services Ltd (“VOS”). Pursuant to the MOU, VOS paid for the purchase of 600 metric tons of DiesoLiFTTM 10 at a price of 6,000 Euros (approximately $7,600) per metric ton from IFT. We received cash proceeds of approximately $3 million from VOS in February 2009. No such revenues have been recorded to date relating to this order because there has been no requested delivery of the product. We have had no communication with VOS in nearly 5 years and believe they have ceased all activities on behalf of FPS.

Effective February 2014, based upon a legal opinion received during the first quarter of 2014, we will no longer present the nearly $3 million deferred revenue liability on our balance sheet as the statute of limitations period for our performance obligation has passed.

Note 9. Notes Payable – Related Parties

During 2013, 2012 and 2011, the Company borrowed money from certain related parties for operations.

In 2013, 2012 and 2011, the advances from the related parties are $450,000, $260,000 and $50,000, respectively. Payments made to the related parties were $100,000, $0 and $50,000 in 2013, 2012 and 2011 respectively.

During 2012, related parties converted a total of $60,000 of debt into 600,000 shares of common stock.

As of December 31, 2013, 2012 and 2011, the Company owed $550,000, $200,000 and $0 to these related parties.

The notes are due on demand and bear a 0% interest rate.

Note 10. Subsequent Events

Subsequent to December 31, 2013 we sold a total of 31,645,558 to accredited investors which yielded aggregate proceeds of $812,777.

On February 6, 2014, in exchange for the cancellation of $550,000 of notes payable from related parties, we issued a cumulative total of 12,500,000 restricted shares. The fair value of the shares was calculated based on the respective date of issuance.  The terms of these loans did not require the payment of interest, and did not require repayment of the principal by a certain date. No principal or interest relating to the cancelled loan was paid by FPS.

Effective February 2014, based upon a legal opinion received during the first quarter of 2014, we will no longer present the nearly $3 million deferred revenue liability on our balance sheet as the statute of limitations period for our performance obligation has passed.

During the first quarter of 2014, the Company and the Board authorized the issuance of 15,526,000 options to employees and Directors of the Company. The primary purpose of these option grants were to replace options that had recently expired and/or that would be expiring during 2014. The options have an exercise price of $0.05, vest solely at the discretion of the Company’s Chief Executive Officer and expire on January 31, 2019.

FUEL PERFORMANCE SOLUTIONS, INC.

BALANCE SHEETS

	September 30, 2013 (Unaudited)	June 30, 2013 (Unaudited)	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$62,067	$66,961	$43,388	$51,346
Accounts receivable	27,131	27,131	193,543	112,174
Inventory	34,932	41,056	51,789	60,229
Prepaid expenses and other assets	21,389	21,111	27,133	25,957
Total current assets	145,519	156,259	315,853	249,706

Goodwill	2,211,805	2,211,805	2,211,805	2,211,805

Total assets	$2,357,324	$2,368,064	$2,527,658	$2,461,511

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$491,492	$487,549	$505,832	$427,868
Accrued compensation	695,825	639,066	606,496	542,468
Note payable to a related party	450,000	350,000	350,000	200,000
Deferred revenue	2,998,242	2,998,242	2,998,242	2,998,242
Other accrued expenses	190,000	190,000	190,000	190,000
Total current liabilities	4,825,559	4,664,857	4,650,570	4,358,578

Deferred rent	13,034	13,495	13,868	14,066
Deferred income taxes	707,000	691,000	675,000	659,000
Total long term liabilities	720,034	704,495	688,868	673,066

Total liabilities	5,545,593	5,369,352	5,339,438	5,031,644

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.01 par value, 250,000,000 shares authorized; 137,478,454, 131,672,784, 127,672,784 and 125,610,284 (net of 1,440,000 shares held in treasury stock) shares issued and outstanding at September 30, June 30 March 31, 2013 and December 31, 2012, respectively	1,389,185	1,331,128	1,291,128	1,270,503
Treasury stock	(664,600)	(664,600)	(664,600)	(664,600)
Discount on common stock	(819,923)	(819,923)	(819,923)	(819,923)
Additional paid-in capital	67,741,045	67,682,988	67,522,988	67,376,738
Accumulated deficit	(70,833,976)	(70,530,881)	(70,141,373)	(69,732,851)
Total stockholders’ deficit	(3,188,269)	(3,001,288)	(2,811,780)	(2,570,133)

Total liabilities and stockholders’ deficit	$2,357,324	$2,368,064	$2,527,658	$2,461,511

See accompanying Notes to Unaudited Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2013	2012

Net Revenues	$213,294	$80,682

Operating expenses:
Cost of operations	177,148	49,904
Selling, general and administrative expense	428,689	515,799
Total operating expenses	605,837	565,703

Net loss from operations	(392,543)	(485,021)

Interest income	21	60

Net loss before income taxes	(392,522)	(484,961)

Income tax provision	16,000	16,000

Net loss	$(408,522)	$(500,961)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted-average common shares outstanding, basic and diluted	126,998,478	115,875,284

See accompanying Notes to Unaudited Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Net Revenues	$111,532	$76,316	$324,826	$156,998

Operating expenses:
Cost of operations	95,425	49,023	272,573	98,927
Selling, general and administrative expense	389,656	444,947	818,345	960,746
Total operating expenses	485,081	493,970	1,090,918	1,059,673

Net loss from operations	(373,549)	(417,654)	(766,092)	(902,675)

Interest income	41	22	62	82

Net loss before income taxes	(373,508)	(417,632)	(766,030)	(902,593)

Income tax provision	16,000	16,000	32,000	32,000

Net loss	$(389,508)	$(433,632)	$(798,030)	$(934,593)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted-average common shares outstanding, basic and diluted	129,617,839	117,273,636	128,315,394	116,574,460

See accompanying Notes to Unaudited Financial Statements.
F-26

FUEL PERFORMANCE SOLUTIONS, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Net Revenues	$59,463	$47,614	$384,289	$204,612

Operating expenses:
Cost of operations	33,213	34,022	305,786	132,949
Selling, general and administrative expense	313,362	492,984	1,131,707	1,453,730
Total operating expenses	346,575	527,006	1,437,493	1,586,679

Net loss from operations	(287,112)	(479,392)	(1,053,204)	(1,382,067)

Interest income	17	41	79	123

Net loss before income taxes	(287,095)	(479,351)	(1,053,125)	(1,381,944)

Income tax provision	16,000	16,000	48,000	48,000

Net loss	$(303,095)	$(495,351)	$(1,101,125)	$(1,429,944)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted-average common shares outstanding, basic and diluted	135,467,960	120,544,713	130,725,783	117,907,538

See accompanying Notes to Unaudited Financial Statements.
F-27

FUEL PERFORMANCE SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Cash flows from operating activities
Net loss	$(408,522)	$(500,961)	$(798,030)	$(934,593)	$(1,101,125)	$(1,429,944)
Adjustments to reconcile net loss to cash used in operating activities:

Non-cash stock-based compensation	16,875	—	16,875	—	16,875	—
Non-cash option expense	—	11,458	—	11,458		11,458
Deferred income tax provision	16,000	16,000	32,000	32,000	48,000	48,000
Change in assets and liabilities:
Accounts receivable	(81,369)	50,324	85,043	15,093	85,043	74,981
Inventory	8,440	7,755	19,173	17,057	25,297	4,651
Prepaid expenses and other assets	(1,176)	4,568	4,846	4,125	4,568	(3,180)
Accounts payable	77,964	50,985	59,681	94,603	63,624	51,012
Accrued compensation	64,028	52,383	96,598	106,050	153,357	203,073
Deferred rent	(198)	10,864	(571)	14,542	(1,032)	14,263
Net cash used in operating activities	(307,958)	(296,624)	(484,385)	(639,665)	(705,393)	(1,025,686)

Cash flows from financing activities:
Proceeds from issuance of note payable to a related party	150,000	50,000	250,000	200,000	350,000	260,000
Principal payments on debt due to related party	—	—	(100,000)	—	(100,000)	—
Proceeds from issuance of common stock	150,000	—	350,000	160,000	466,114	595,000
Net cash provided by financing activities	300,000	50,000	500,000	360,000	716,114	855,000

Net increase(decrease) in cash and cash equivalents	(7,958)	(246,624)	15,615	(279,665)	10,721	(170,686)

Cash and cash equivalents, beginning	51,346	316,895	51,346	316,895	51,346	316,895
Cash and cash equivalents, ending	$43,388	$70,271	$66,961	$37,230	$62,067	$146,209

Supplemental disclosure of cash flow information:
Cash paid during the year ended December 31:
Interest	$—	$—	$—	$—	$—	$—
Income taxes

Non-cash transactions:
Conversion of related party notes to common stock	$—	$—	$—	$60,000	$—	$60,000

See accompanying Notes to Unaudited Financial Statements.
F-28

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The interim financial statements included herein have been prepared by Fuel Performance Solutions, Inc. (“FPS,” “we” or the “Company,”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year. We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in the above annual report for the year ended December 31, 2012. We follow the same accounting policies in preparation of interim reports as we do in our annual reports.

Note 2 - Substantial Doubt About Ability to Continue as a Going Concern

Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses since inception and currently have, and previously from time to time, have had limited funds with which to operate. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management is in the process of executing a strategy based upon marketing technologies that offer enhanced engine performance and greater fuel economy along with pollution control benefits. We have several technologies in the commercialization phase and in development. We have received necessary regulatory approvals for our products currently in the commercialization phase. We are selling our products directly to the commercial marketplace. We expect to increase our sales to the marketplace, eventually generating a level of revenues sufficient to meet our cash flow and earnings requirements. Until such time, we are dependent on external sources of capital to help fund the operations of the Company.

We have been funded over the last three years by private investments into the Company, primarily from existing shareholders, in the form of restricted stock. We believe we still have access to capital from existing shareholders and in addition, management is in the process of executing a plan that we believe will provide us with sufficient funds to allow us to operate for the foreseeable future. However, we can make no assurances that additional capital will be available to us from either of these sources. Therefore, if we are unable to secure additional capital, we will need to curtail operations.

Although we cannot make assurances that additional capital financing will be available to us on acceptable terms, or at all, management is in the process of executing a plan that we believe will provide us with sufficient funds to, at a minimum, allow us to continue operations through the end of the third quarter of 2014. Specifically, we are working with a group of existing investors and believe we will secure additional financing during the second quarter of 2014. However, if we are unable to raise additional capital, we will need to significantly curtail operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of FPS to continue as a going concern.

F-29

Note 3 – Stockholders’ Deficit

Non-cash stock-based compensation expense recorded in the three months ended March 31, 2013 and March 31, 2012, the three and six months ended June 30, 2013 and June 30, 2012 and the three and nine months ended September 30, 2013 and September 30, 2012 is as follows:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Awards to non-employees	$—	$—	$16,875	$11,458
Total non-cash stock-based compensation expense	$—	$—	$16,875	$11,458

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Awards to non-employees	$—	$—	$16,875	$11,458
Total non-cash stock-based compensation expense	$—	$—	$16,875	$11,458

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Awards to non-employees	$16,875	$11,458
Total non-cash stock-based compensation expense	$16,875	$11,458

Employee and Director awards

No stock options were granted to employees during the first three quarters of 2013 or 2012. 156,000 and 208,000 options previously granted to employees expired during the second quarters of 2013 and 2012, respectively.

No options were granted to Directors for Director-related services during the first three quarters of 2013 or 2012.

Non-employee awards

No stock options were granted to non-employee consultants for services during the first three quarters of 2013.

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

During the second quarter of 2013, 390,000 stock options previously granted to non-employee consultants for services expired. These options had vested before expiration.

During the first quarter of 2012, 50,000 stock options previously granted to a non-employee consultant for services expired. These options had vested before expiration.

F-30

Sales of common stock

During the third quarter of 2013, we received proceeds of $116,113 for the sale of 5,805,670 restricted shares of our common stock to a small group of accredited investors.

During the second quarter of 2013, we received proceeds of $200,000 for the sale of 4,000,000 restricted shares of our common stock ($0.02 per share) to a small group of accredited investors. In connection with this equity raise activity, we issued warrants to purchase an additional 3,000,000 shares of our common stock at a price of $0.10 per share. The warrants became immediately exercisable upon issuance and have five-year expiration terms. These warrants do not qualify as derivatives and, accordingly, are accounted for as equity instruments.

On April 12, 2013, the Company’s Board authorized and approved the extension of expiration date and change of exercise price for 2,000,000 warrant granted to a warrant holder for the purchase of the Company’s common stock. The outstanding share purchase warrants originally had a March 23, 2014 expiration date with an exercise price of $0.25. Now the warrant shall expire on April 11, 2018 with an exercise price of $0.226. The Company analyzed the modification under ASC 718 and ASC 505 and determined no gain or loss is recognized upon the modification due to the warrant having been issued to an investor and investor awards are not subject to either ASC 718 or ASC 505.

During the first quarter of 2013, we received proceeds of $150,000 for the sale of 1,875,000 restricted shares of our common stock ($0.08 per share) to a small group of accredited investors. In connection with this equity raise activity, we issued warrants to purchase an additional 1,875,000 shares of our common stock at a price of $0.10 per share. The warrants became immediately exercisable upon issuance and have five-year expiration terms. These warrants do not qualify as derivatives and, accordingly, are accounted for as equity instruments.

During the third quarter of 2012, we received proceeds of $435,000 for the sale of 5,437,500 restricted shares of our common stock ($0.08 per share) to a small group of accredited investors. In connection with this equity raise, we issued warrants to purchase an additional 5,437,500 shares of our common stock at a price of $0.10 per share. The warrants became immediately exercisable upon issuance and have five-year expiration terms. These warrants do not qualify as derivatives and, accordingly, are accounted for as equity instruments.

During the second quarter of 2012, we received proceeds of $145,000 for the sale of 1,700,000 restricted shares of our common stock ($0.10 per share) to a small group of accredited investors. In connection with this equity raise, we issued warrants to purchase an additional 1,700,000 shares of our common stock at a price of $0.10 per share. The warrants became immediately exercisable upon issuance and have expiration dates ranging between April 24, 2017 and May 31, 2017.

Also, during the second quarter of 2012, we sold 150,000 restricted shares of our common stock to a Director for $15,000.

No shares of our common stock were sold or issued to employees or Directors for services during the first three quarters of 2013 or 2012.

During the first quarter of 2013, we issued 187,500 restricted shares of our common stock to non-employees for consulting services and recorded $16,875 of non-cash stock-based compensation expense. These shares were valued at the respective settlement dates’ quoted market prices. No shares of our common stock were sold or issued to non-employees for services during the second and third quarters of 2013 or first three quarters of 2012.

No stock options were exercised during the first three quarters of 2013 or 2012.

F-31

See Note 4 – Equity Commitment and Related Party Transactions for a description of other equity transactions FPS has entered into during the first three quarters of 2013 and 2012.

Note 4 - Equity Commitment and Related Party Transactions

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of FPS and a holder of over 5% of our common stock. See Equity Commitment in Note 3 to our financial statements. Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in FPS, at such time or times as we may request, in the form of a purchase or purchases of restricted common stock of FPS. FPS may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of shares of restricted common stock of FPS equal to the value of the investment then provided to FPS. The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on OTC Market Group’s OTC Pink marketplace on the date of the sale. There is no stipulation regarding the duration of this commitment.

In 2012 and 2013, Mr. Carr made several loans to FPS. The terms of these loans did not require the payment of interest and did not require repayment of the principal by a certain date. The table below outlines these various loans.

Date of Loan to FPS	Amount of Loan to FPS	Aggregate Amount Owed by FPS to Mr. Carr Pursuant to Loans
March 13, 2012	$50,000.00	$50,000.00
April 2, 2012	$40,000.00	$90,000.00
June 12, 2012	$100,000.00	$140,000.00	(1)
July 6, 2012	$25,000.00	$165,000.00
August 7, 2012	$25,000.00	$190,000.00
August 8, 2012	$10,000.00	$200,000.00
February 28, 2013	$50,000.00	$250,000.00
May 24, 2013	$50,000.00	$250,000.00	(2)
May 30, 2013	$50,000.00	$300,000.00
September 16, 2013	$100,000.00	$400,000.00

(1)	On May 10, 2012, Mr. Carr converted $50,000 of the outstanding loan balance to equity at the then-market price of $0.10 per share, pursuant to the equity commitment arrangement in place with Mr. Carr.
(2)	On April, 4, 2013, FPS made a payment of $50,000 to Mr. Carr, in partial repayment of the aggregate amount owed to Mr. Carr pursuant to the loans.
F-32

On February 4, 2013, David B. Norris, a Director of the Company, loaned us $50,000. The terms of this loan did not require the payment of interest and did not require repayment of the principal by a certain date

On April 25, 2012, Jonathan R. Burst, our Board Chairman and Chief Executive Officer loaned FPS $10,000. The terms of the loan did not require the payment of interest, and did not require repayment of the principal by a certain date. On May 10, 2012, in exchange for the cancellation of this $10,000 loan with Mr. Burst and for the receipt by FPS from Mr. Burst of an additional $15,000 in cash, we agreed to sell 250,000 restricted shares of our common stock to Mr. Burst. No principal or interest relating to the cancelled loan was paid by FPS.

On March 1, 2013, Jonathan R. Burst, our Board Chairman and Chief Executive Officer, loaned us $50,000. In exchange for the receipt by us of $50,000, we agreed to repay the principal amount of the loan. On April 30, 2013 and May 24, 2013, we made payments in the amount of $20,000 and $30,000, respectively, to Mr. Burst in repayment of the loan.

F-33