Form 10-Q
period 2014-03-31
FUEL PERFORMANCE SOLUTIONS, INC.
filed 2014-05-20
CIK 1078723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ____________________

Commission File No. 000-25367

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

Yes ☐                    No ☒

The number of shares outstanding of registrant’s only class of stock as of May 20, 2014: Common stock, par value $0.01 per share – 202,426,162 shares outstanding.

FUEL PERFORMANCE SOLUTIONS, INC.
(formerly known as International Fuel Technology, Inc.)

BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$473,880	$216,913
Accounts receivable	138,816	10,781
Inventory	27,659	33,784
Prepaid expenses and other assets	67,595	28,284
Total current assets	707,950	289,762

Goodwill	2,211,805	2,211,805

Total assets	$2,919,755	$2,501,567

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$375,144	$350,984
Accrued compensation	764,106	742,465
Note payable to a related party	—	550,000
Deferred revenue	—	2,998,242
Derivative liability	457,000	—
Other accrued expenses	190,000	190,000
Total current liabilities	1,786,250	4,831,691

Deferred rent	12,113	12,573
Deferred income taxes	739,000	723,000
Total long-term liabilities	751,113	735,573

Total liabilities	2,537,363	5,567,264

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $0.01 par value; 250,000,000 shares authorized; 197,283,587 and 158,280,604 (net of 1,440,000 shares held in treasury) shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,987,236	1,597,206
Treasury stock	(664,600)	(664,600)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	69,670,563	67,949,067
Accumulated deficit	(69,790,884)	(71,127,447)
Total stockholders’ equity (deficit)	382,392	(3,065,697)

Total liabilities and stockholders’ equity (deficit)	$2,919,755	$2,501,567

See accompanying Notes to Unaudited Financial Statements.
2

FUEL PERFORMANCE SOLUTIONS, INC.
(formerly known as International Fuel Technology, Inc.)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013

Net Revenues	$374,426	$213,294

Operating income (expenses):
Cost of operations	(296,951)	(177,148)
Selling, general and administrative expense	(878,712)	(428,689)
Gain on deferred revenue write off	2,998,242	—
Total operating income (expenses)	1,822,579	(605,837)

Net income (loss) from operations	2,197,005	(392,543)

Interest income	58	21
Loss on derivative liability	(457,000)	—
Loss on conversion of debt from a related party	(387,500)	—

Net income (loss) before income taxes	1,352,563	(392,522)

Income tax provision	16,000	16,000

Net income (loss)	$1,336,563	$(408,522)

Basic and diluted net income (loss) per common share	$0.01	$(0.00)

Weighted-average common shares outstanding, basic	178,503,124	126,998,478
Weighted-average common shares outstanding, diluted	189,237,638	126,998,478

See accompanying Notes to Unaudited Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

(formerly known as International Fuel Technology, Inc.)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2014

(Unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2013	159,720,604	$1,597,206	$(664,600)	$(819,923)	$67,949,067	$(71,127,447)	$(3,065,697)
Issuance of stock for cash	26,502,983	265,030	—	—	336,410	—	601,440
Issuance of stock for conversion of debt	12,500,000	125,000	—	—	812,500	—	937,500
Expense relating to stock option grants	—	—	—	—	572,586	—	572,586
Net income	—	—	—	—	—	1,336,563	1,336,563
Balance, March 31, 2014	198,723,587	$1,987,236	$(664,600)	$(819,923)	$69,670,563	$(69,790,884)	$382,392

See accompanying Notes to Unaudited Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.
(formerly known as International Fuel Technology, Inc.)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$1,336,563	$(408,522)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash stock-based compensation	—	16,875
Non-cash option expense	572,586	—
Gain on deferred revenue write off	(2,998,242)	—
Loss on derivative liability	457,000	—
Loss on conversion of debt from a related party	387,500	—
Income tax provision	16,000	16,000
Change in assets and liabilities:
Accounts receivable	(128,035)	(81,369)
Inventory	6,125	8,440
Prepaid expenses and other assets	(39,311)	(1,176)
Accounts payable	24,160	77,964
Accrued compensation	21,641	64,028
Deferred rent	(460)	(198)
Net cash used in operating activities	(344,473)	(307,958)

Cash flows from financing activities:
Proceeds from issuance of note payable to a related party	—	150,000
Proceeds from issuance of common stock	601,440	150,000
Net cash provided by financing activities	601,440	300,000

Net increase (decrease) in cash and cash equivalents	256,967	(7,958)
Cash and cash equivalents, beginning	216,913	51,346
Cash and cash equivalents, ending	$473,880	$43,388

Supplemental disclosure of cash flow information:
Cash paid during the period ended March 31:
Interest	$—	$—
Income taxes	—	—

Non-cash transactions:
Conversion of related party notes to common stock	$550,000	$—

See accompanying Notes to Unaudited Financial Statements.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The interim financial statements included herein have been prepared by Fuel Performance Solutions, Inc. (formerly known as International Fuel Technology, Inc.) (“FPS,” “we” or the “Company,”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year. We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in the comprehensive annual report on Form 10-K for the years ended December 31, 2013 and 2012, filed with the SEC on May 15, 2014. We follow the same accounting policies in preparation of interim reports as we do in our annual reports.

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

We have been funded over the last three years by unregistered sales of Company restricted stock, primarily to existing shareholders. We believe we still have access to capital from existing shareholders and in addition, management is in the process of executing a plan that we believe will provide us with sufficient funds to allow us to operate through the end of the third quarter of 2014. However, we can make no assurances that additional capital will be available to us from either of these sources. Therefore, if we are unable to secure additional capital, we will need to curtail operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of FPS to continue as a going concern.

Note 3 – Significant Accounting Policies

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes option pricing model, assuming maximum value, in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) ASC 815-15, “Derivative and Hedging,” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1- Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

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

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2014, and December 31, 2013:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
March 31, 2014
Derivative liability	$—	$—	$457,000	$457,000
December 31, 2013
Derivative liability	$—	$—	$—	$—
7

Note 4 – Stockholders’ Equity (Deficit)

Non-cash stock-based compensation expense recorded in the three months ended March 31, 2014 and March 31, 2013 is as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Awards to employees	$489,272	$—
Awards to non-employees	83,314	16,875
Total non-cash stock-based compensation expense	$572,586	$16,875

Employee and Director awards

During the first quarter of 2014, we issued 12,401,200 options to employees and 2,624,800 options to Directors for Director-related services. These option grants were issued in conjunction with the cancellation of 7,070,400 options that had previously been issued to employees and Directors.

During the first quarter of 2014, 20,000 options previously granted to an employee expired. These options had vested before expiration.

The following tables summarize information about stock options issued to employees and Directors during the first quarter of 2014:

	Shares	Weighted- average exercise price	Weighted- average exercise life	Intrinsic value

Outstanding at December 31, 2013	9,489,120	$0.41	1.06	$—

Granted	15,026,000	$0.05	4.84
Cancelled	(7,070,400)	$0.39	—
Expired	(20,000)	$0.25	—
Outstanding at March 31, 2014	17,424,720	$0.11	4.29	$2,450,606

Options exercisable at March 31, 2014	16,091,386	$0.11	4.24
Options exercisable at December 31, 2013	9,489,120	$0.41	1.06

The following table provides the primary assumptions used to value employee and Director non-cash stock-based compensation for the first quarter of 2014:

Quarter Ended March 31, 2014

Weighted-average fair value of options granted	$0.04
Weighted-average assumptions:
Risk-free interest rate	0.65%
Dividend yield	—
Expected volatility	0.96
Expected option life (years)	2.51

Non-employee awards

During the first quarter of 2014, we issued 1,555,000 options to non-employee consultants for services. No stock options were granted to non-employee consultants for services during the first quarter of 2013. These option grants were issued in conjunction with the cancellation of 1,352,000 options that had previously been issued to a non-employee.

During the first quarter of 2014, 1,000,000 options previously granted to non-employee consultants for services expired. These options had vested before expiration.

Services performed by non-employees who were granted options include product/distribution consulting and investor relations related services. The weighted-average fair value for such options that have had a fair value calculation applied ($0.05 for the three months ended March 31, 2014) was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used for the first quarter of 2014 grants: risk-free interest rate of 1.08%, volatility factor of 1.03, and a weighted-average expected life of the option of approximately 3.68 years.

The following table summarizes information about stock options issued to non-employees during the first quarter of 2014:

	Shares	Weighted-average exercise price	Weighted-average exercise life	Intrinsic value

Outstanding at December 31, 2013	4,137,599	$0.46	0.73	$—

Granted	1,555,000	$0.08	3.49
Cancelled	(1,352,000)	$0.48	—
Expired	(1,000,000)	$0.44	—
Outstanding at March 31, 2014	3,340,599	$0.28	1.95	$224,818

Options exercisable at March 31, 2014	3,335,399	$0.28	1.95
Options exercisable at December 31, 2013	4,132,399	$0.46	0.73

Sales of common stock

During the first quarter of 2014, we received proceeds of $601,440 for the sale of 26,502,983 restricted shares of our common stock to a small group of accredited investors.

See Note 5 – Equity Commitment and Related Party Transactions for a description of other equity transactions FPS effected during the first quarter of 2014.

Note 5 – Equity Commitment and Related Party Transactions

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

As of December 31, 2013, the Company owed $500,000 to Mr. Carr. The terms of the loans associated with this cumulative loan balance did not require the payment of interest and did not require repayment of the principal by a certain date.

On February 6, 2014, FPS issued 10,000,000 restricted shares of Company common stock in exchange for the cancellation of this note payable from a related party in the aggregate (face amount) of $500,000. This conversion of notes payable from a related party to restricted shares of the Company’s common stock was treated separately from the equity commitment in place with Mr. Carr.

On February 4, 2013, David B. Norris, a Director of the Company, loaned us $50,000. The terms of this loan did not require the payment of interest and did not require repayment of the principal by a certain date. This loan was converted to 2,500,000 shares of the Company’s common stock on February 6, 2014.

In conjunction with the conversion of Mr. Carr’s and Mr. Norris’ notes payable from a related party to equity, FPS recorded a $387,500 loss on the conversion of related party notes to equity during the first quarter of 2014.

Note 6 – Blencathia Merger

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent. Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock. The remaining $350,000 obligation was reflected as a current accrued expense. Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations. During 2009 and 2010, we made payments totaling $160,000 to the prior Blencathia owner. We did not make any payments to the prior Blencathia owner during 2011, 2012, 2013 or the first quarter of 2014. The related current accrued expense balance remains at $190,000 at March 31, 2014. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.

Note 7 – Derivative Liability

During 2009, we granted 2,000,000 warrants for the purchase of the Company’s common stock to an accredited investor in conjunction with equity raise efforts. On April 12, 2013, the Company’s Board of Directors authorized and approved the extension of the expiration date and a change of exercise price for these 2,000,000 warrants. The outstanding share purchase warrants originally had a March 23, 2014 expiration date and an exercise price of $0.25. The new modified terms extended the warrant expiration date to April 11, 2018 and reduced the exercise price to $0.226. The exercise price is also subject to dilutive adjustments for share issuances (full ratchet reset features).

Because these warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under ASC 815-40-15, “Determining whether an Instrument (or Embedded feature) is Indexed to an Entity’s Own Stock.” ASC 815-40-15 requires as of the date the warrant is issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

As of December 31, 2013, we determined the fair value of the warrants derivative liability to be nominal. As of March 31, 2014, the fair value of the warrants derivative liability is $457,000 and the Company recognized a loss on derivative liability of $457,000 for the three months ended March 31, 2014.

Note 8 – Deferred Revenue

On February 26, 2009, we received the first purchase order pursuant to a Memorandum of Understanding (“MOU”) with Libya Oil Holdings Limited, Tamoil, Libya Africa Investment Portfolio and Vision Oil Services Ltd (“VOS”). Pursuant to the MOU, VOS paid for the purchase of 600 metric tons of DiesoLiFTTM 10 at a price of 6,000 Euros (approximately $7,600) per metric ton from FPS. We received cash proceeds of approximately $3 million from VOS in February 2009. No such revenues had been recorded to date relating to this order because there has been no requested delivery of the product. We have had no communication with VOS in nearly 5 years and believe they have ceased all activities on behalf of FPS.

Based upon a written legal opinion received during the first quarter of 2014, it was determined that effective February 2014, we were no longer obligated to present the nearly $3 million deferred revenue liability on our balance sheet as the statute of limitations period for our performance obligation has passed. In conjunction with this determination, we recorded a gain on deferred revenue liability write-off of approximately $3 million during the first quarter of 2014.

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

On July 31, 2006, we received notice from the American Arbitration Association (“AAA”) of a Demand for Arbitration dated July 27, 2006 received by the AAA naming FPS as Respondent and TPG Capital Partners (“TPG”), the prior Blencathia owner, as the Claimant. The arbitration had been requested by TPG to resolve an alleged aggregate proceeds shortfall from the sale of FPS securities issued in the Blencathia merger. TPG has claimed it sold some or all of the 312,000 shares and the sales have not generated at least $500,000 of proceeds, as guaranteed in the merger documents.

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and FPS participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on FPS.

Note 10 – Subsequent Events

Subsequent to March 31, 2014, we sold a total of 5,142,575 shares to accredited investors which yielded aggregate proceeds of $211,337.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition, results of operations and cash flows of Fuel Performance Solutions, Inc. (formerly known as International Fuel Technology, Inc.) (“FPS,” “we” or the “Company”) during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and notes included in our comprehensive annual report on Form 10-K for the years ended December 31, 2013 and 2012, filed with the Securities and Exchange Commission (“SEC”) on May 15, 2014 (the “Annual Report”).

Forward-looking Statements and Associated Risks

This quarterly report on Form 10-Q contains forward-looking statements that are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control, including, but not limited to, economic, competitive and other factors affecting our operations, markets, products and services, expansion strategies, our ability to raise additional capital and other factors described elsewhere in this report and documents filed by us with the SEC, including in our Annual Report under the “Risk Factors” section. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, prove accurate. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net Revenues

Net revenue for the three months ended March 31, 2014 was $374,426, as compared to $213,294 for the three-month period ended March 31, 2013. This increase is primarily attributable to increased sales of the PerfoLiFTTM BD-Series through our distributor network during the first quarter of 2014.

During the first quarter of 2014, 96% of our sales were concentrated between 2 customers. During the first quarter of 2013, 88% of our sales were concentrated between 3 customers. Sales revenue generated during the three months ended March 31, 2014 and March 31, 2013 was primarily generated from the sale of the PerfoLiFTTM BD-Series and DiesoLiFTTM 10.

Operating Income (Expenses)

Total operating income was $1,822,579 for the three months ended March 31, 2014, as compared to an operating expense of $(605,837) for the three-month period ended March 31, 2013. This $2,428,416 increase from the prior period was primarily attributable to a gain on deferred revenue liability of $2,998,242 during the first quarter of 2014. In addition, the increase in operating income is also offset by additional cost of operations due to increased sales and an increase in non-cash stock-based compensation expense, which is more fully described below.

Cost of Operations

Cost of operations was $296,951 for the three months ended March 31, 2014, as compared to $177,148 for the three-month period ended March 31, 2013. This increase was due to increased sales for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2014 was $878,712 (including non-cash stock-based compensation of $572,586), as compared to $428,689 (including non-cash stock-based compensation of $16,875) for the three-month period ended March 31, 2013. This increase of $450,023 was primarily attributable to the following activities:

●	an approximate $556,000 increase in non-cash stock-based compensation expense related to the cancellation of certain options previously granted to employees and Directors and new option grants to employees, Directors and non-employee consultants during the first quarter of 2014;

●	an approximate $56,000 decrease in salary expense (and related payroll taxes) for the comparable periods as the number of employees on payroll has decreased from the prior comparable period; and

●	an approximate $58,000 decrease in research and development expense primarily related to trials conducted at London Midlands during the first quarter of 2013.
13

Gain on Deferred Revenue Liability Write Off

Gain on deferred revenue liability was $2,998,242 and $0 for the three months ended March 31, 2014 and March 31, 2013, respectively. The increase relates to the first quarter of 2014 write off of a previously recorded obligation due to the expiration of the relevant statute of limitations. See Note 8 – Deferred Revenue.

Interest Income

Interest income was $58 and $21 for the three months ended March 31, 2014 and March 31, 2013, respectively. The increase in interest income is primarily attributable to higher invested cash and cash equivalents balance during the current quarter.

Loss on Derivative Liability

Loss on derivative liability was $457,000 and $0 for the three months ended March 31, 2014 and March 31, 2013, respectively. During 2009, we granted 2,000,000 warrants for the purchase of the Company’s common stock to an accredited investor in conjunction with equity raise efforts. On April 12, 2013, the Company’s Board of Directors authorized and approved the extension of the expiration date and a change of exercise price for these 2,000,000 warrants. The outstanding share purchase warrants originally had a March 23, 2014 expiration date and an exercise price of $0.25. The new modified terms extended the warrant expiration date to April 11, 2018 and reduced the exercise price to $0.226. The exercise price is also subject to dilutive adjustments for share issuances (full ratchet reset features).

Because these warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 815-40-15, “Determining whether an Instrument (or Embedded feature) is Indexed to an Entity’s Own Stock.” ASC 815-40-15 requires as of the date the warrant is issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

As of December 31, 2013, we determined the fair value of the warrants derivative liability to be nominal. As of March 31, 2014, the fair value of the warrants derivative liability is $457,000 and the Company recognized a loss on derivative liability of $457,000 for the three months ended March 31, 2014.

Loss on Conversion of Debt From a Related Party

Loss on conversion of debt from a related party was $387,500 and $0 for the three months ended March 31, 2014 and March 31, 2013, respectively. During the first quarter of 2014, we converted $550,000 of notes payable to related parties, triggering this loss.

Income Tax Provision

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

Net Income (Loss)

Net income (loss) for the three months ended March 31, 2014 was $1,336,563, as compared to $(408,522) for the three months ended March 31, 2013. The increase in net income (loss) was primarily due an increase in gross margin from sales ($41,329), a gain on a deferred revenue liability write off ($2,998,242) and a decrease in salary expense (approximately $56,000) and research and development expense (approximately

$58,000), partially offset by an increase in non-cash stock-based compensation expense (approximately $556,000) and losses related to a derivative liability ($457,000) and conversions of related party notes ($387,500), as described above. The basic and diluted net income (loss) per common share for the three months ended March 31, 2014 and March 31, 2013 was $0.01 and $(0.00), respectively.

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

Beginning in May 2013, in an effort to address our outstanding payable balance with and at the request of our product manufacturer, our non-United States customers began remitting receivable payments directly to our product manufacturer in lieu of remitting payment directly to us. Under this arrangement, we still maintained the risks and benefits related to sending the product to each customer and thus recorded sales revenues (and associated cost of sales) applying the gross reporting treatment for each transaction pursuant to ASC 605-45, “Principal Agent Considerations.” During the first quarter of 2014, we once again began collecting payments directly from our non-United States customers and paying our product manufacturer separately for the corresponding cost of manufactured goods.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes option pricing model, assuming maximum value, in accordance with ASC 815-15, “Derivative and Hedging,” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

While we cannot make any assurances as to the accuracy of our projections of future capital needs, based on our current cash available as of May 18, 2014 (approximately $500,000) and a remaining $500,000 balance from a $1,000,000 equity commitment from one of our Directors (see Note 5 to our financial statements), we have adequate cash and cash equivalents balances and commitments to fund operations through the end of the third quarter of 2014. In 2011, management implemented a salary deferral program for all employees to conserve our cash position. This salary deferral program has continued to be in effect during the first quarter of 2014.

We have been funded over the last three years by unregistered sales of Company restricted stock, primarily to existing shareholders. We believe we still have access to capital from existing shareholders and in addition, management is in the process of executing a plan that we believe will provide us with sufficient funds to allow us to operate through the end of the third quarter of 2014. However, we can make no assurances that additional capital will be available to us from either of these sources. Therefore, if we are unable to secure additional capital, we will need to curtail operations.

Cash used in operating activities was $344,473 for the three months ended March 31, 2014, as compared to cash used in operating activities of $307,958 for the three months ended March 31, 2013. The increase in cash used in operating activities was due primarily to prepayments made to our external auditors in the first quarter of 2014 in conjunction with our 2011, 2012 and 2013 annual audits which commenced in April 2014 and our continued aggressive pay down of vendor payables during the first quarter of 2014.

Cash provided by financing activities was $601,440 for the three months ended March 31, 2014, as compared to $300,000 for the three months ended March 31, 2013. During the first quarter of 2014, we raised $601,440 upon the private placement of 26,502,983 restricted shares of our common stock to accredited investors. During the first quarter of 2013, we raised $150,000 upon the private placement of 1,875,000 restricted shares of our common stock to accredited investors. During the first quarter of 2013, we also received net proceeds of $150,000 in the form of notes payable from related parties.

Net cash increased by $256,967 for the three months ended March 31, 2014, as compared to a decrease in net cash of $7,958 for the three months ended March 31, 2013.

During the three months ended March 31, 2014 and March 31, 2013, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Working capital deficit at March 31, 2014 was $(1,078,300), as compared to $(4,541,929) at December 31, 2013. The negative working capital balance for March 31, 2014 is negatively impacted by a $457,000 derivative liability that was recorded during the first quarter of 2014. The negative working capital amount for December 31, 2013 is strongly impacted by the approximate $3 million deferred revenue liability that was recorded on our balance sheet, but has since been removed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. Based on this evaluation, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting. Because of the material weakness and our inability to timely file our periodic reports with the SEC, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this quarterly report.

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

On July 31, 2006, we received notice from the American Arbitration Association (“AAA”) of a Demand for Arbitration dated July 27, 2006 received by the AAA naming FPS as Respondent and TPG Capital Partners (“TPG”), the prior Blencathia Acquisition Corporation (“Blencathia”) owner, as the Claimant. The arbitration had been requested by TPG to resolve an alleged aggregate proceeds shortfall from the sale of FPS securities issued in the Blencathia merger. TPG has claimed they sold some or all of the 312,000 shares and the sales have not generated at least $500,000 of proceeds, as guaranteed in the merger documents.

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and FPS participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on FPS. Since 2009, FPS has made payments to TPG totaling $160,000 to reduce the recorded liability. The remaining liability balance is $190,000 at March 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2014, we sold the following securities that were not registered under the Securities Act of 1933, as amended. All of such securities were sold to accredited investors.

Transaction	Date	Aggregate No. of Restricted Shares	Aggregate Purchase Price	Exemption From Registration
Sale to 12 accredited investors	January 22, 2014 – March 10, 2014	10,675,000	$213,500	Rule 506 of Regulation D
Sale to 5 accredited investors	January 7, 2014 – February 28, 2014	13,448,655	$268,973	Regulation S
Sale to 6 accredited investors	March 14, 2014 – March 19, 2014	1,960,000	$98,000	Rule 506 of Regulation D
Sale to 2 accredited investors	March 17, 2014	419,328	$20,967	Regulation S
Issuance of restricted shares in exchange for cancellation of related party notes (1)	February 6, 2014	12,500,000	$550,000	Rule 506 of Regulation D

(1)	In 2012 and 2013, Rex Carr a Director of FPS and a holder of over 5% of our common stock loaned FPS an aggregate of $500,000 (the “Carr Loan”). The Carr Loan did not require the payment of interest and did not require repayment of the principal by a certain date. On February 4, 2013, David B. Norris, a Director of the Company, loaned FPS $50,000 (the “Norris Loan”). The Norris Loan did not require the payment of interest and did not require repayment of the principal by a certain date. On February 6, 2014, FPS issued 10,000,000 restricted shares and 2,500,000 restricted shares, respectively, of Company stock in repayment of the Carr Loan and the Norris Loan. The Carr Loan and the Norris Loan were cancelled as a result of these restricted stock issuances.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our Annual Report.

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
18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL PERFORMANCE SOLUTIONS, INC.

(Registrant)

By:	/s/ Jonathan R. Burst	Date:	May 20, 2014
Jonathan R. Burst Chief Executive Officer (Principal Executive Officer)

By:	/s/ Stuart D. Beath	Date:	May 20, 2014
Stuart D. Beath Chief Financial Officer (Principal Financial and Accounting Officer)
19