Form 10-Q
period 2014-06-30
FUEL PERFORMANCE SOLUTIONS, INC.
filed 2014-08-13
CIK 1078723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _____________________

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

Yes   ☐                      No   ☒

The number of shares outstanding of registrant’s only class of stock as of August 13, 2014: Common stock, par value $0.01 per share – 202,675,382 shares outstanding.

FUEL PERFORMANCE SOLUTIONS, INC.
(formerly known as International Fuel Technology, Inc.)

BALANCE SHEETS

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$443,338	$216,913
Accounts receivable	291,633	10,781
Inventory	19,286	33,784
Prepaid expenses and other assets	56,669	28,284
Total current assets	810,926	289,762

Goodwill	2,211,805	2,211,805

Total assets	$3,022,731	$2,501,567

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$576,368	$350,984
Accrued compensation	766,193	742,465
Note payable to a related party	-	550,000
Deferred revenue	-	2,998,242
Derivative liability	302,000	-
Other accrued expenses	190,000	190,000
Other current liabilities	8,332	-
Total current liabilities	1,842,893	4,831,691

Deferred rent	11,476	12,573
Deferred income taxes	755,000	723,000
Total long-term liabilities	766,476	735,573

Total liabilities	2,609,369	5,567,264

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $0.01 par value; 350,000,000 and 250,000,000 shares authorized; 202,675,382 and 158,280,604 (net of 1,440,000 shares held in treasury) shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2,041,154	1,597,206
Treasury stock	(664,600)	(664,600)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	71,638,135	67,949,067
Accumulated deficit	(71,781,404)	(71,127,447)
Total stockholders’ equity (deficit)	413,362	(3,065,697)

Total liabilities and stockholders’ equity (deficit)	$3,022,731	$2,501,567

See accompanying Notes to Unaudited Financial Statements.

2

FUEL PERFORMANCE SOLUTIONS, INC.
(formerly known as International Fuel Technology, Inc.)

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Net revenues	$454,667	$111,532	$829,093	$324,826

Operating expenses:
Cost of operations	(335,589)	(95,425)	(632,540)	(272,573)
Selling, general and administrative expense	(2,248,713)	(389,656)	(3,127,425)	(818,345)
Gain on deferred revenue write off	-	-	2,998,242	-
Total operating expenses	(2,584,302)	(485,081)	(761,723)	(1,090,918)

Net income (loss) from operations	(2,129,635)	(373,549)	67,370	(766,092)

Interest income	115	41	173	62
Gain (loss) on derivative liability	155,000	-	(302,000)	-
Loss on conversion of debt from a related party	-	-	(387,500)	-

Net loss before income taxes	(1,974,520)	(373,508)	(621,957)	(766,030)

Income tax provision	16,000	16,000	32,000	32,000

Net loss	$(1,990,520)	$(389,508)	$(653,957)	$(798,030)

Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.00)	$(0.01)

Weighted-average common shares outstanding, basic and diluted	201,484,299	129,617,839	190,057,196	128,315,394

See accompanying Notes to Unaudited Financial Statements.

3

FUEL PERFORMANCE SOLUTIONS, INC.

(formerly known as International Fuel Technology, Inc.)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2014

(Unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2013	159,720,604	$1,597,206	$(664,600)	$(819,923)	$67,949,067	$(71,127,447)	$(3,065,697)
Issuance of stock for cash	31,894,778	318,948	-	-	508,776	-	827,724
Issuance of stock for conversion of debt	12,500,000	125,000	-	-	812,500	-	937,500
Expense relating to stock option grants	-	-	-	-	2,367,792	-	2,367,792
Net loss	-	-	-	-	-	(653,957)	(653,957)
Balance, June 30, 2014	204,115,382	$2,041,154	$(664,600)	$(819,923)	$71,638,135	$(71,781,404)	$413,362

See accompanying Notes to Unaudited Financial Statements.

4

FUEL PERFORMANCE SOLUTIONS, INC.
(formerly known as International Fuel Technology, Inc.)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Cash flows from operating activities:
Net loss	$(653,957)	$(798,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	-	16,875
Non-cash option expense	2,367,792	-
Gain on deferred revenue write off	(2,998,242)	-
Loss on derivative liability	302,000	-
Loss on conversion of debt from a related party	387,500	-
Income tax provision	32,000	32,000
Change in assets and liabilities:
Accounts receivable	(280,852)	85,043
Inventory	14,498	19,173
Prepaid expenses and other assets	(28,385)	4,846
Accounts payable	225,384	59,681
Accrued compensation	23,728	96,598
Deferred rent	(1,097)	(571)
Net cash used in operating activities	(609,631)	(484,385)

Cash flows from financing activities:
Proceeds from issuance of note payable to a related party	-	250,000
Principal payments on debt due to related party	-	(100,000)
Deposits received for stock purchase	8,332	-
Proceeds from issuance of common stock	827,724	350,000
Net cash provided by financing activities	836,056	500,000

Net increase in cash and cash equivalents	226,425	15,615
Cash and cash equivalents, beginning	216,913	51,346
Cash and cash equivalents, ending	$443,338	$66,961

Supplemental disclosure of cash flow information:
Cash paid during the six months ended June 30:
Interest	$-	$-
Income taxes	-	-

Non-cash transactions:
Conversion of related party notes to common stock	$550,000	$-

See accompanying Notes to Unaudited Financial Statements.

5

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year. We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in the comprehensive annual report on Form 10-K for the years ended December 31, 2013 and 2012 and the quarterly periods ended March 31, 2013, June 30, 2013 and September 30, 2013, filed with the SEC on May 15, 2014. We follow the same accounting policies in preparation of interim reports as we do in our annual reports.

Note 2 – Substantial Doubt About Ability to Continue as a Going Concern

Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses since inception and currently have, and previously from time to time have had, limited funds with which to operate. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management is in the process of executing a strategy based upon marketing technologies that offer enhanced engine performance and greater fuel economy along with pollution control benefits. We have several technologies in the commercialization phase and in development. We have received necessary regulatory approvals for our products currently in the commercialization phase. We are selling our products directly to the commercial marketplace. We expect to increase our sales to the marketplace, eventually generating a level of revenues sufficient to meet our cash flow and earnings requirements. Until such time, we are dependent on external sources of capital to help fund the operations of the Company.

We have been funded since inception primarily by unregistered sales of Company restricted stock, generally to existing shareholders. We believe we still have access to capital from existing shareholders and in addition, management is in the process of executing a plan that we believe will provide us with sufficient funds to allow us to operate through the end of the fourth quarter of 2014. However, we can make no assurances that additional capital will be available to us from either of these sources. Therefore, if we are unable to secure additional capital, we will need to curtail operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of FPS to continue as a going concern.

6

Note 3 – Significant Accounting Policies

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in our statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes option pricing model, assuming maximum value, in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) ASC 815-15, “Derivatives and Hedging,” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in our balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2014, and December 31, 2013:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
June 30, 2014
Derivative liability	$-	$-	$302,000	$302,000
December 31, 2013
Derivative liability	$-	$-	$-	$-
7

Note 4 – Stockholders’ Equity (Deficit)

On May 22, 2014, we filed a certificate of amendment to our Articles of Incorporation increasing the number of our authorized shares from 250,000,000 to 350,000,000 shares with the Nevada Secretary of State.

Non-cash stock-based compensation expense recorded in the three and six months ended June 30, 2014 and June 30, 2013 is as follows:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Awards to employees	$1,795,206	$-	$2,284,478	$-
Awards to non-employees	-	-	83,314	16,875
Total non-cash stock-based compensation expense	$1,795,206	$-	$2,367,792	$16,875

Employee and Director awards

During the three months ended June 30, 2014, we issued 10,000,000 options to employees and 5,000,000 options to Directors for Director-related services.

During the three months ended March 31, 2014, we issued 12,401,200 options to employees and 2,624,800 options to Directors for Director-related services. These option grants were issued in conjunction with the cancellation of 7,070,400 options that had previously been issued to employees and Directors.

During the three months ended March 31, 2014, 20,000 options previously granted to an employee expired. These options had vested before expiration.

The following tables summarize information about stock options issued to employees and Directors during the six months ended June 30, 2014:

	Shares	Weighted- average exercise price	Weighted- average exercise life	Intrinsic value

Outstanding at December 31, 2013	9,489,120	$0.41	1.06	$-

Granted	30,026,000	$0.10	4.74
Cancelled	(7,070,400)	$0.39	-
Expired	(20,000)	$0.25	-
Outstanding at June 30, 2014	32,424,720	$0.13	4.44	$1,397,736

Options exercisable at June 30, 2014	29,195,386	$0.13	4.40
Options exercisable at December 31, 2013	9,489,120	$0.41	1.06
8

The following table provides the primary assumptions used to value employee and Director non-cash stock-based compensation for the six months ended June 30, 2014:

For the Six Months Ended June 30, 2014

Weighted-average fair value of options granted	$0.09
Weighted-average assumptions:
Risk-free interest rate	0.65%
Dividend yield	-
Expected volatility	1.09
Expected option life (years)	2.58

Non-employee awards

During the three months ended June 30, 2014, we did not issue any options to non-employee consultants for services. No stock options were granted to non-employee consultants for services during the three months ended June 30, 2013.

During the three months ended March 31, 2014, we issued 1,555,000 options to non-employee consultants for services. These option grants were issued in conjunction with the cancellation of 1,352,000 options that had previously been issued to a non-employee. No stock options were granted to non-employee consultants for services during the three months ended March 31, 2013.

During the three months ended June 30, 2014, 1,015,600 options previously granted to non-employee consultants for services expired. 1,010,400 of these options had vested before expiration.

During the three months ended March 31, 2014, 1,000,000 options previously granted to non-employee consultants for services expired. These options had vested before expiration.

Services performed by non-employees who were granted options include product/distribution consulting and investor relations related services. The weighted-average fair value for such options that have had a fair value calculation applied ($0.05 for the six months ended June 30, 2014) was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used for the first quarter of 2014 grants: risk-free interest rate of 1.08%, volatility factor of 1.03, and a weighted-average expected life of the option of approximately 3.68 years.

The following table summarizes information about stock options issued to non-employees during the six months ended June 30, 2014:

	Shares	Weighted- average exercise price	Weighted- average exercise life	Intrinsic value

Outstanding at December 31, 2013	4,137,599	$0.46	0.73	$-

Granted	1,555,000	$0.08	3.49
Cancelled	(1,352,000)	$0.48	-
Expired	(2,015,600)	$0.47	-
Outstanding at June 30, 2014	2,324,999	$0.19	2.53	$104,305

Options exercisable at June 30, 2014	2,324,999	$0.19	2.53
Options exercisable at December 31, 2013	4,132,399	$0.46	0.73
9

Sales of common stock

During the three months ended June 30, 2014, we received proceeds of $226,284 for the sale of 5,391,795 restricted shares of our common stock to a small group of accredited investors. We also received $8,332 in funds as deposits to be applied to the purchase of 83,316 restricted shares of common stock.

During the three months ended March 31, 2014, we received proceeds of $601,440 for the sale of 26,502,983 restricted shares of our common stock to a small group of accredited investors.

See Note 5 – Equity Commitment and Related Party Transactions for a description of other equity transactions FPS effected during the six months ended June 30, 2014.

Note 5 – Equity Commitment and Related Party Transactions

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of FPS and a holder of over 5% of our common stock. Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in FPS, at such time or times as we may request, in the form of a purchase or purchases of restricted common stock of FPS. FPS may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of shares of restricted common stock of FPS equal to the value of the investment then provided to FPS. The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on OTC Market Group’s OTC Pink marketplace on the date of the sale. There is no stipulation regarding the duration of this commitment. As of June 30, 2014, $500,000 remains available under this equity commitment.

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

On February 4, 2013, David B. Norris, a Director of FPS, loaned us $50,000. The terms of this loan did not require the payment of interest and did not require repayment of the principal by a certain date. This loan was converted to 2,500,000 shares of the Company’s common stock on February 6, 2014.

In conjunction with the conversion of Mr. Carr’s and Mr. Norris’ notes payable from a related party to equity, FPS recorded a $387,500 loss on the conversion of related party notes to our income statement during the six months ended June 30, 2014.

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent. Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock. The remaining $350,000 obligation was reflected as a current accrued expense. Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations. During 2009 and 2010, we made payments totaling $160,000 to the prior Blencathia owner. We have not made any payments to the prior Blencathia owner since 2010. The related current accrued expense balance remains at $190,000 at June 30, 2014. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.

Note 7 – Derivative Liability

During 2009, we granted a warrant to purchase 2,000,000 shares of the Company’s common stock to an accredited investor in conjunction with equity raise efforts. On April 12, 2013, the Company’s Board of Directors authorized and approved the extension of the expiration date and a change of exercise price for this warrant. The outstanding share purchase warrant originally had a March 23, 2014 expiration date and an exercise price of $0.25. The new modified terms extended the warrant expiration date to April 11, 2018 and reduced the exercise price to $0.226. The exercise price is also subject to dilutive adjustments for share issuances (full ratchet reset features).

Because this warrant has full reset adjustments tied to future issuances of equity securities by the Company, it is subject to derivative liability treatment under ASC 815-40-15, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” ASC 815-40-15 requires as of the date the warrant is issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

As of December 31, 2013, we determined the fair value of the warrant’s derivative liability to be nominal. As of June 30, 2014, the fair value of the warrant’s derivative liability is $302,000 and the Company recognized a loss on derivative liability of $302,000 for the six months ended June 30, 2014.

Note 8 – Deferred Revenue

On February 26, 2009, we received the first purchase order pursuant to a Memorandum of Understanding (“MOU”) with Libya Oil Holdings Limited, Tamoil, Libya Africa Investment Portfolio and Vision Oil Services Ltd (“VOS”). Pursuant to the MOU, VOS paid for the purchase of 600 metric tons of DiesoLiFTTM 10 at a price of 6,000 Euros (approximately $7,600) per metric ton from FPS. We received cash proceeds of approximately $3 million from VOS in February 2009. No such revenues had been recorded to date relating to this order because there has been no requested delivery of the product. We have had no communication with VOS in nearly five years and believe they have ceased all activities on behalf of FPS.

Based upon a written legal opinion received during the first quarter of 2014, it was determined that effective February 2014, we were no longer obligated to present the nearly $3 million deferred revenue liability on our balance sheet as the statute of limitations period for our performance obligation has passed. In conjunction with this determination, we recorded a gain on deferred revenue liability write-off of approximately $3 million during the six months ended June 30, 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition, results of operations and cash flows of Fuel Performance Solutions, Inc. (formerly known as International Fuel Technology, Inc.) (“FPS,” “we” or the “Company”) during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and notes included in our comprehensive annual report on Form 10-K for the years ended December 31, 2013 and 2012 and the quarterly periods ended March 31, 2013, June 30, 2013 and September 30, 2013, filed with the Securities and Exchange Commission (“SEC”) on May 15, 2014 (the “Annual Report”).

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

Results of Operations

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

Net Revenues

Net revenues for the three months ended June 30, 2014 were $454,667, as compared to $111,532 for the three-month period ended June 30, 2013. This increase is primarily attributable to increased sales of the PerfoLiFTTM BD-Series and DiesoLiFTTM through our distributor network during the three months ended June 30, 2014.

During the three months ended June 30, 2014, 94% of our sales were concentrated among four customers. During the three months ended June 30, 2013, 98% of our sales were concentrated among three customers. Sales revenue was split between sales to distributors (95%) and end-users (5%) for the three months ended June 30, 2014. Sales revenue was split between sales to distributors (82%) and end-users (18%) for the three months ended June 30, 2013. Sales revenue generated during the three months ended June 30, 2014 and June 30, 2013 was primarily generated from the sale of the PerfoLiFTTM BD-Series and DiesoLiFTTM.

Net revenues for the six months ended June 30, 2014 were $829,093, as compared to $324,826 for the six-month period ended June 30, 2013. This increase is primarily attributable to increased sales of the PerfoLiFTTM BD-Series and DiesoLiFTTM through our distributor network during the six months ended June 30, 2014.

During the six months ended June 30, 2014, 86% of our sales were concentrated among three customers. During the six months ended June 30, 2013, 89% of our sales were concentrated among four customers. Sales revenue was split between sales to distributors (96%) and end-users (4%) for the six months ended June 30, 2014. Sales revenue was split between sales to distributors (85%) and end-users (15%) for the six months ended June 30, 2013. Sales revenues generated during the six months ended June 30, 2014 and June 30, 2013 were primarily generated from the sale of the PerfoLiFTTM BD-Series and DiesoLiFTTM.

Operating Expenses

Total operating expenses were $2,584,302 for the three months ended June 30, 2014, as compared to $485,081 for the three-month period ended June 30, 2013. This $2,099,221 increase from the prior period was primarily attributable to an increase in cost of operations due to increased sales and an increase in non-cash stock-based compensation expense, which is more fully described below.

Total operating expenses were $761,723 for the six months ended June 30, 2014, as compared to $1,090,918 for the six-month period ended June 30, 2013. This $329,195 decrease from the prior period was primarily attributable to a gain on deferred revenue liability of $2,998,242 during the six months ended June 30, 2014, partially offset by an increase in cost of operations due to increased sales and an increase in non-cash stock-based compensation expense, which is more fully described below.

Cost of Operations

Cost of operations was $335,589 for the three months ended June 30, 2014, as compared to $95,425 for the three-month period ended June 30, 2013. This increase was due to increased sales for the three months ended June 30, 2014, compared to the three months ended June 30, 2013.

Cost of operations was $632,540 for the six months ended June 30, 2014, as compared to $272,573 for the six-month period ended June 30, 2013. This increase was due to increased sales for the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2014 was $2,248,713 (including non-cash stock-based compensation of $1,795,206), as compared to $389,656 (including non-cash stock-based compensation of $0) for the three-month period ended June 30, 2013. This increase of $1,859,057 was primarily attributable to the following activities:

●	a $1,795,206 increase in non-cash stock-based compensation expense primarily related to the issuance of options to employees and Directors during the three months ended June 30, 2014; and

●	an approximate $81,000 increase in accounting fees related to audit services conducted during the three months ended June 30, 2014 for our Annual Report.

Selling, general and administrative expense for the six months ended June 30, 2014 was $3,127,425 (including non-cash stock-based compensation of $2,367,792), as compared to $818,345 (including non-cash stock-based compensation of $16,875) for the six-month period ended June 30, 2013. This increase of $2,309,080 was primarily attributable to the following activities:

●	a $2,367,792 increase in non-cash stock-based compensation expense related to the cancellation of certain options previously granted to employees and Directors and new option grants to employees, Directors and non-employee consultants during the six months ended June 30, 2014;

●	an approximate $81,000 increase in accounting fees related to audit services conducted during the three months ended June 30, 2014 for our Annual Report;

●	an approximate $75,000 decrease in salary expense (and related payroll taxes) for the comparable periods as the number of employees on payroll has decreased from the prior comparable period; and

●	an approximate $55,000 decrease in research and development expense primarily related to trials conducted at London Midlands during the three months ended March 31, 2013.
14

Gain on Deferred Revenue Liability Write Off

Gain on deferred revenue liability was $0 and $0 for the three months ended June 30, 2014 and June 30, 2013, respectively.

Gain on deferred revenue liability was $2,998,242 and $0 for the six months ended June 30, 2014 and June 30, 2013, respectively. The increase relates to the first quarter of 2014 write off of a previously recorded obligation due to the expiration of the relevant statute of limitations. See Note 8 – Deferred Revenue.

Interest Income

Interest income was $115 and $41 for the three months ended June 30, 2014 and June 30, 2013, respectively. The increase in interest income is primarily attributable to higher invested cash and cash equivalents balance during the current quarter.

Interest income was $173 and $62 for the six months ended June 30, 2014 and June 30, 2013, respectively. The increase in interest income is primarily attributable to higher invested cash and cash equivalents balance during the first six months of 2014.

Gain (Loss) on Derivative Liability

Gain (loss) on derivative liability was $155,000 and $0 for the three months ended June 30, 2014 and June 30, 2013, respectively.

Gain (loss) on derivative liability was $(302,000) and $0 for the six months ended June 30, 2014 and June 30, 2013, respectively.

During 2009, we granted a warrant to purchase 2,000,000 shares of the Company’s common stock to an accredited investor in conjunction with equity raise efforts. On April 12, 2013, the Company’s Board of Directors authorized and approved the extension of the expiration date and a change of exercise price for this warrant. The outstanding share purchase warrant originally had a March 23, 2014 expiration date and an exercise price of $0.25. The new modified terms extended the warrant expiration date to April 11, 2018 and reduced the exercise price to $0.226. The exercise price is also subject to dilutive adjustments for share issuances (full ratchet reset features).

Because this warrant has full reset adjustments tied to future issuances of equity securities by the Company, it is subject to derivative liability treatment under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 815-40-15, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” ASC 815-40-15 requires as of the date the warrant is issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

As of December 31, 2013, we determined the fair value of the warrant’s derivative liability to be nominal. As of June 30, 2014, the fair value of the warrant’s derivative liability is $302,000 and the Company recognized a gain (loss) on derivative liability of $155,000 for the three months ended June 30, 2014 and $(302,000) for the six months ended June 30, 2014.

Loss on Conversion of Debt From a Related Party

Loss on conversion of debt from a related party was $0 and $0 for the three months ended June 30, 2014 and June 30, 2013, respectively.

Loss on conversion of debt from a related party was $387,500 and $0 for the six months ended June 30, 2014 and June 30, 2013, respectively. During the six months ended June 30, 2014, we converted $550,000 of notes payable to related parties, triggering this loss.

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

Net Loss

Net loss for the three months ended June 30, 2014 was $1,990,520, as compared to $389,508 for the three months ended June 30, 2013. The increase in net loss was primarily due to an increase in non-cash stock-based compensation expense ($1,795,206) and an increase in accounting fees (approximately $81,000), partially offset by an increase in gross margin from sales ($102,971) and a gain on derivative liability ($155,000), as described above. The basic and diluted net loss per common share for the three months ended June 30, 2014 and June 30, 2013 was $(0.01) and $(0.00), respectively.

Net loss for the six months ended June 30, 2014 was $653,957, as compared to $798,030 for the six months ended June 30, 2013. The decrease in net loss was primarily due an increase in gross margin from sales ($144,300), a gain on a deferred revenue liability write off ($2,998,242) and a decrease in salary expense (approximately $75,000) and research and development expense (approximately $55,000), partially offset by an increase in non-cash stock-based compensation expense ($2,367,792) and accounting fees (approximately $81,000) and losses related to a derivative liability ($302,000) and conversions of related party notes ($387,500), as described above. The basic and diluted net loss per common share for the six months ended June 30, 2014 and June 30, 2013 was $(0.00) and $(0.01), respectively.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Critical Accounting Policies and Estimates

Revenue Recognition

We recognize revenue from the sale of our products when the price is fixed and determinable, persuasive evidence of an arrangement exists, the products are shipped, title and risk of loss has passed to the buyer and collectability of the resulting receivable is reasonably assured. The majority of our revenues is from sales to product distributors. Product distributors do not have the option to return product that is not immediately sold to an end-user. Therefore, our revenue recognition is not conditional on whether a distributor is able to sell product to an ultimate product end-user. Our sales policies for end-users are consistent with product distributor sales policies.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes option pricing model, assuming maximum value, in accordance with ASC 815-15, “Derivatives and Hedging,” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

While we cannot make any assurances as to the accuracy of our projections of future capital needs, based on our current cash available as of August 11, 2014 (approximately $340,000), receivable balances expected to be received within the next fifteen days (approximately $240,000) and a remaining $500,000 balance from a $1,000,000 equity commitment from one of our Directors (see Note 5 to our financial statements), we have adequate cash and cash equivalents balances and commitments to fund operations through the end of the fourth quarter of 2014. In 2011, management implemented a salary deferral program for all employees to conserve our cash position. This salary deferral program has continued to be in effect during the first six months of 2014.

We have been funded since inception primarily by unregistered sales of Company restricted stock, generally to existing shareholders. We believe we still have access to capital from existing shareholders and in addition, management is in the process of executing a plan that we believe will provide us with sufficient funds to allow us to operate through the end of the fourth quarter of 2014. However, we can make no assurances that additional capital will be available to us from either of these sources. Therefore, if we are unable to secure additional capital, we will need to curtail operations.

Cash used in operating activities was $609,631 for the six months ended June 30, 2014, as compared to cash used in operating activities of $484,385 for the six months ended June 30, 2013. The increase in cash used in operating activities was due primarily to payments made to our external auditors in the six months ended June 30, 2014 in conjunction with our 2011, 2012 and 2013 annual audits which commenced in April 2014 and reduced cash expenditures associated with payroll for the six months ended June 30, 2014 due to a reduced number of employees.

Cash provided by financing activities was $836,056 for the six months ended June 30, 2014, as compared to $500,000 for the six months ended June 30, 2013. During the six months ended June 30, 2014, we raised $827,724 upon the private placement of 31,894,778 restricted shares of our common stock to accredited investors. During the six months ended June 30, 2013, we raised $350,000 upon the private placement of 5,875,000 restricted shares of our common stock to accredited investors. During the six months ended June 30, 2013, we also received net proceeds of $150,000 in the form of notes payable from related parties.

Net cash increased by $226,425 for the six months ended June 30, 2014, as compared to an increase in net cash of $15,615 for the six months ended June 30, 2013.

During the six months ended June 30, 2014 and June 30, 2013, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Working capital deficit at June 30, 2014 was $(1,031,967), as compared to $(4,541,929) at December 31, 2013. The negative working capital balance for June 30, 2014 is negatively impacted by a $302,000 derivative liability that was recorded during the six months ended June 30, 2014. The negative working capital amount for December 31, 2013 is strongly impacted by the approximate $3 million deferred revenue liability that was recorded on our balance sheet, but has since been removed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Based on this evaluation, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting. Because of the material weakness, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at June 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and FPS participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on FPS. Since 2009, FPS has made payments to TPG totaling $160,000 to reduce the recorded liability. The remaining liability balance is $190,000 at June 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, we sold the following securities that were not registered under the Securities Act of 1933, as amended. All of such securities were sold to accredited investors.

Transaction	Date	Aggregate No. of Restricted Shares	Aggregate Purchase Price	Exemption From Registration
Sale to 3 accredited investors	April 2, 2014 – April 22, 2014	2,500,000	$125,000	Rule 506 of Regulation D
Sale to 1 accredited investor	April 29, 2014	100,000	$10,000	Rule 506 of Regulation D
Sale to 1 accredited investor	April 29, 2014	1,693,051	$33,861	Regulation S
Sale to 3 accredited investors	May 2, 2014 – May 23, 2014	1,049,024	$52,451	Regulation S
Sale to 1 accredited investor	June 4, 2014	49,720	$4,972	Regulation S
Sale to 1 accredited investor	June 16, 2014	83,316	$8,332	Regulation S
19

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

FUEL PERFORMANCE SOLUTIONS, INC.

(Registrant)

By:	/s/ Jonathan R. Burst	Date:	August 13, 2014
Jonathan R. Burst
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stuart D. Beath	Date:	August 13, 2014
Stuart D. Beath
Chief Financial Officer
(Principal Financial and Accounting Officer)
21