Form 10-Q
period 2014-09-30
FUEL PERFORMANCE SOLUTIONS, INC.
filed 2014-11-14
CIK 1078723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of registrant's only class of stock as of November 14, 2014: Common stock, par value $0.01 per share – 202,675,382 shares outstanding.

FUEL PERFORMANCE SOLUTIONS, INC.
(formerly known as International Fuel Technology, Inc.)

BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$899,806	$216,913
Accounts receivable	313,665	10,781
Inventory	44,205	33,784
Deferred financing cost	153,673	-
Prepaid expenses and other assets	102,511	28,284
Total current assets	1,513,860	289,762

Goodwill	2,211,805	2,211,805

Total assets	$3,725,665	$2,501,567

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$363,544	$350,984
Accrued compensation	730,692	742,465
Note payable to a related party	-	550,000
Deferred revenue	-	2,998,242
Derivative liability	639,637	-
Other accrued expenses	190,000	190,000
Other current liabilities	8,332	-
Total current liabilities	1,932,205	4,831,691

Convertible note payable, net of discount of $661,575 and $0, respectively	488,425	-
Accrued interest	12,352	-
Deferred rent	10,752	12,573
Deferred income taxes	771,000	723,000
Total long-term liabilities	1,282,529	735,573

Total liabilities	3,214,734	5,567,264

Commitments and contingencies
Stockholders' equity (deficit)
Common stock, $0.01 par value; 350,000,000 and 250,000,000 shares authorized; 202,675,382 and 158,280,604 (net of 1,440,000 shares held in treasury) shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2,041,154	1,597,206
Treasury stock	(664,600)	(664,600)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	71,709,326	67,949,067
Accumulated deficit	(71,755,026)	(71,127,447)
Total stockholders' equity (deficit)	510,931	(3,065,697)

Total liabilities and stockholders' equity (deficit)	$3,725,665	$2,501,567

See accompanying Notes to Unaudited Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.
(formerly known as International Fuel Technology, Inc.)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net revenues	$677,105	$59,463	$1,506,198	$384,289

Operating expenses:
Cost of operations	(440,965)	(33,213)	(1,073,505)	(305,786)
Selling, general and administrative expense	(434,059)	(313,362)	(3,561,484)	(1,131,707)
Gain on accounts payable write off	59,899	-	59,899	-
Gain on deferred revenue write off	-	-	2,998,242	-
Total operating expenses	(815,125)	(346,575)	(1,576,848)	(1,437,493)

Net loss from operations	(138,020)	(287,112)	(70,650)	(1,053,204)

Interest income (expense), net	(54,193)	17	(54,020)	79
Gain (loss) on derivative liability	234,591	-	(67,409)	-
Loss on conversion of debt from a related party	-	-	(387,500)	-

Net income (loss) before income taxes	42,378	(287,095)	(579,579)	(1,053,125)

Income tax provision	16,000	16,000	48,000	48,000

Net income (loss)	$26,378	$(303,095)	$(627,579)	$(1,101,125)

Basic and diluted net income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted-average common shares outstanding, basic	202,675,382	135,467,960	194,309,478	130,725,783
Weighted-average common shares outstanding, diluted	218,479,480	135,467,960	194,309,478	130,725,783

See accompanying Notes to Unaudited Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

(formerly known as International Fuel Technology, Inc.)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2013	159,720,604	$1,597,206	$(664,600)	$(819,923)	$67,949,067	$(71,127,447)	$(3,065,697)
Issuance of stock for cash	31,894,778	318,948	-	-	508,776	-	827,724
Issuance of stock for conversion of debt	12,500,000	125,000	-	-	812,500	-	937,500
Expense relating to stock option grants	-	-	-	-	2,438,983	-	2,438,983
Net loss	-	-	-	-	-	(627,579)	(627,579)
Balance, September 30, 2014	204,115,382	$2,041,154	$(664,600)	$(819,923)	$71,709,326	$(71,755,026)	$510,931

See accompanying Notes to Unaudited Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.
(formerly known as International Fuel Technology, Inc.)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash flows from operating activities:
Net loss	$(627,579)	$(1,101,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	-	16,875
Non-cash option expense	2,438,983	-
Gain on deferred revenue write off	(2,998,242)	-
Loss on conversion of debt from a related party	387,500	-
Income tax provision	48,000	48,000
Loss on derivative liability	67,409	-
Gain on write off of accounts payable	(59,899)	-
Amortization of debt discount	31,103	-
Amortization of deferred financing cost	10,877	-
Change in assets and liabilities:
Accounts receivable	(302,884)	85,043
Inventory	(10,421)	25,297
Prepaid expenses and other assets	(74,227)	4,568
Accounts payable	72,459	63,624
Accrued compensation	(11,773)	153,357
Accrued interest payable	12,352	-
Deferred rent	(1,821)	(1,032)
Net cash used in operating activities	(1,018,163)	(705,393)

Cash flows from financing activities:
Gross proceeds from issuance of convertible note	1,000,000	-
Proceeds from issuance of note payable to a related party	-	350,000
Principal payments on debt due to related party	-	(100,000)
Deposits received for stock purchase	8,332	-
Payments made for deferred financing cost	(135,000)	-
Proceeds from issuance of common stock	827,724	466,114
Net cash provided by financing activities	1,701,056	716,114

Net increase in cash and cash equivalents	682,893	10,721
Cash and cash equivalents, beginning	216,913	51,346
Cash and cash equivalents, ending	$899,806	$62,067

Supplemental disclosure of cash flow information:
Cash paid during the nine months ended September 30:
Interest	$-	$-
Income taxes	-	-

Non-cash transactions:
Conversion of related party notes to common stock	$550,000	$-
Debt discount due to derivative liability	295,773	-
Debt discount due to warrant issued with convertible note	246,905	-
Convertible note original issuance cost	150,000	-
Deferred financing cost due to derivative liability for warrant	29,550	-

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

During the third quarter of 2014, we raised funds with the issuance of a convertible note. We have been funded since inception primarily by unregistered sales of Company restricted stock, generally to existing shareholders. We believe we still have access to capital from existing shareholders and in addition, management is in the process of executing a plan that we believe will provide us with sufficient funds to allow us to operate through the end of the third quarter of 2015. However, we can make no assurances that additional capital will be available to us from either of these sources. Therefore, if we are unable to secure additional capital, we will need to curtail operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of FPS to continue as a going concern.

Note 3 – Significant Accounting Policies

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in our statements of operations. For stock-based derivative financial instruments, the Company uses a Lattice Model option pricing model, in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) ASC 815-15, “Derivatives and Hedging,” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in our balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2014, and December 31, 2013:

	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measures
September 30, 2014
Derivative liability	$-	$-	$639,637	$639,637
December 31, 2013
Derivative liability	$-	$-	$-	$-

Note 4 – Stockholders’ Equity (Deficit)

On May 22, 2014, we filed a certificate of amendment to our Articles of Incorporation increasing the number of our authorized shares from 250,000,000 to 350,000,000 shares with the Nevada Secretary of State.

Non-cash stock-based compensation expense recorded in the three and nine months ended September 30, 2014 and September 30, 2013 is as follows:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Awards to employees	$71,191	$-	$2,355,669	$-
Awards to non-employees	-	-	83,314	16,875
Total non-cash stock-based compensation expense	$71,191	$-	$2,438,983	$16,875

Employee and Director awards

During the three months ended September 30, 2014, we did not issue any options to employees or Directors for Director-related services.

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

No stock options were granted to employees or to Directors for Director-related services during the nine months ended September 30, 2013.

During the three months ended September 30, 2014, 100,000 options previously granted to a non-employee Director expired. During the three months ended March 31, 2014, 20,000 options previously granted to an employee expired. These options had vested before expiration.

The following tables summarize information about stock options issued to employees and Directors during the nine months ended September 30, 2014:

	Shares	Weighted-average exercise price	Weighted-average exercise life	Intrinsic value

Outstanding at December 31, 2013	9,489,120	$0.41	1.06	$-

Granted	30,026,000	$0.10	4.49
Cancelled	(7,070,400)	$0.39	-
Expired	(120,000)	$0.25	-
Outstanding at September 30, 2014	32,324,720	$0.13	4.19	$671,031

Options exercisable at September 30, 2014	28,991,386	$0.13	4.16
Options exercisable at December 31, 2013	9,489,120	$0.41	1.06

The following table provides the primary assumptions used to value employee and Director non-cash stock-based compensation for the nine months ended September 30, 2014:

For the Nine Months Ended September 30, 2014

Weighted-average fair value of options granted	$0.09
Weighted-average assumptions:
Risk-free interest rate	0.65%
Dividend yield	-
Expected volatility	1.09
Expected option life (years)	2.58

Non-employee awards

During the three months ended September 30, 2014, we did not issue any options to non-employee consultants for services.

During the three months ended June 30, 2014, we did not issue any options to non-employee consultants for services.

During the three months ended March 31, 2014, we issued 1,555,000 options to non-employee consultants for services. These option grants were issued in conjunction with the cancellation of 1,352,000 options that had previously been issued to a non-employee.

No stock options were granted to non-employee consultants for services during the nine months ended September 30, 2013.

During the three months ended June 30, 2014, 1,015,600 options previously granted to non-employee consultants for services expired. 1,010,400 of these options had vested before expiration.

During the three months ended March 31, 2014, 1,000,000 options previously granted to non-employee consultants for services expired. These options had vested before expiration.

Services performed by non-employees who were granted options include product/distribution consulting and investor relations related services. The weighted-average fair value for such options that have had a fair value calculation applied ($0.05 for the nine months ended September 30, 2014) was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used for the first quarter of 2014 grants: risk-free interest rate of 1.08%, volatility factor of 1.03, and a weighted-average expected life of the option of approximately 3.68 years.

The following table summarizes information about stock options issued to non-employees during the nine months ended September 30, 2014:

	Shares	Weighted-average exercise price	Weighted-average exercise life	Intrinsic value

Outstanding at December 31, 2013	4,137,599	$0.46	0.73	$-

Granted	1,555,000	$0.08	2.99
Cancelled	(1,352,000)	$0.48	-
Expired	(2,015,600)	$0.47	-
Outstanding at September 30, 2014	2,324,999	$0.19	2.26	$24,500

Options exercisable at September 30, 2014	2,324,999	$0.19	2.26
Options exercisable at December 31, 2013	4,132,399	$0.46	0.73

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

See Note 5 – Equity Commitment and Related Party Transactions for a description of other equity transactions FPS effected during the nine months ended September 30, 2014.

Note 5 – Equity Commitment and Related Party Transactions

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of FPS and a holder of over 5% of our common stock. Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in FPS, at such time or times as we may request, in the form of a purchase or purchases of restricted common stock of FPS. FPS may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of shares of restricted common stock of FPS equal to the value of the investment then provided to FPS. The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on OTC Market Group’s OTC Pink marketplace on the date of the sale. There is no stipulation regarding the duration of this commitment. As of September 30, 2014, $500,000 remains available under this equity commitment.

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

In conjunction with the conversion of Mr. Carr’s and Mr. Norris’ notes payable from a related party to equity, FPS recorded a $387,500 loss on the conversion of related party notes to our income statement during the nine months ended September 30, 2014.

Note 6 – Convertible Note Payable

On August 22, 2014 (the “Closing Date”), FPS closed a financing transaction by entering into a Securities Purchase Agreement dated August 22, 2014 (the “Securities Purchase Agreement”) with certain funds and investors signatory to such Securities Purchase Agreement (the “Purchasers”) for an aggregate subscription amount of $1,000,000 (the “Purchase Price”). Pursuant to the Securities Purchase Agreement, FPS issued the following to the Purchasers: (i) 10% Convertible Promissory Notes with an aggregate principal amount of $1,150,000 (the “Notes”), and (ii) warrants to purchase an aggregate of 6,666,667 shares of the Company’s common stock, par value $0.01 per share, for an exercise price of $0.12 per share for a period of five (5) years from the effective date of the registration statement (the “Warrants”).

The Company recorded $150,000 of original issuance cost related to this transaction, which we have recorded as debt discount.

The terms of the Notes and the Warrants are as follows:

10% Convertible Promissory Notes

The total principal amount of the Notes is issued with a 115% premium to the subscription amount. The Notes accrue interest at a rate equal to 10% per annum and have a maturity date of February 22, 2016. The Notes are convertible any time after the issuance date of the Notes. The Purchasers have the right to convert the Notes into shares of the Company’s common stock at a conversion price equal to $0.10 per share, subject to standard adjustments for stock dividends, stock splits, subsequent equity sales, subsequent rights offerings and pro rata distributions. While the Notes are outstanding, in the event of a subsequent equity sale at a price lower than the conversion price of $0.10 per share, the conversion price of the Notes shall be reduced to the lower conversion price. The Notes can be redeemed under certain conditions and the Company can force the conversion of the Notes in the event certain equity conditions are met.

In the event of default, the Purchasers have the right to require the Company to repay in cash all or a portion of the Notes at a price equal to 125% of the aggregate principal amount of the Notes plus all accrued but unpaid interest.

Warrants

The Warrants are exercisable in whole or in part, at an initial exercise price per share of $0.12, subject to adjustment. The exercise price and number of shares of the Company’s common stock issuable under the Warrants (the “Warrant Shares”) are subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings, pro rata distributions and any issuance of securities below the exercise price of the Warrants. While the Warrants are outstanding, in the event of a subsequent equity sale including a warrant exercise price lower than the exercise price of $0.12 per share, the exercise price of the Warrants shall be reduced to the lower exercise price. Any adjustment to the exercise price shall similarly cause the number of Warrant Shares to be adjusted so that the total value of the Warrants may increase, provided, that in no event shall the number of Warrant Shares exceed 200% of the original number of Warrant Shares originally issued.

In addition to the Warrants described above, the Company also issued 800,000 warrants to a placement agent assisting with the convertible note transaction. The terms of the placement agent warrants are the same as of the terms of the Warrants explained above.

Registration Rights Agreement

In connection with the sale of Notes and Warrants pursuant to the Securities Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company agreed to register all of the shares of common stock underlying the Notes and the shares of common stock underlying the Warrants (together, the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC within thirty (30) calendar days following the Closing Date (the “Filing Deadline”) and to use its best efforts to cause the Registration Statement to be declared effective under the Securities Act within 100 calendar days following the Closing Date (the “Effectiveness Deadline”). If the Company does not meet the Filing Deadline or the Effectiveness Deadline, the Company will have to pay the Purchasers a penalty equal to 1.5% of the aggregate subscription amount, up to a maximum penalty of 24%.

FPS filed the Registration Statement with the SEC on September 19, 2014 and an amendment thereto on November 6, 2014.

Deferred financing cost

In connection with the convertible note transaction explained above, the Company paid $55,000 for legal fees and $80,000 for placement agent fees. In addition, $29,550 was also recorded to deferred financing costs related to the fair value valuation of the placement agent warrants. $10,877 of deferred financing costs was amortized during the third quarter of 2014. The deferred financing cost balance is $153,673 as of September 30, 2014.

Derivative

Because the above convertible debt and warrants have full reset adjustments tied to future issuances of equity securities by the Company, it is subject to derivative liability treatment under ASC 815-40-15, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“ASC 815-40-15”). ASC 815-40-15 requires as of the date the convertible debt and warrants are issued, the derivative liability to be measured at the fair value and re-evaluated at the end of each reporting period. See Note 8 – Derivative Liability.

On issuance date the fair value of the derivative liability for both the convertible debt and warrants was $295,773 and $246,905, respectively. Therefore a total of $692,678 (including $150,000 original issuance costs) of debt discount was recorded. During the nine months ended September 30, 2014, $31,103 was recorded as amortization of debt discount. As of September 30, 2014, the convertible debt has a balance of $488,425, net of $661,575 of debt discount.

Note 7 – Blencathia Merger

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent. Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock. The remaining $350,000 obligation was reflected as a current accrued expense. Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations. During 2009 and 2010, we made payments totaling $160,000 to the prior Blencathia owner. We have not made any payments to the prior Blencathia owner since 2010. The related current accrued expense balance remains at $190,000 at September 30, 2014. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.

Note 8 – Derivative Liability

During 2009, we granted a warrant to purchase 2,000,000 shares of the Company’s common stock to an accredited investor in conjunction with equity raise efforts. On April 12, 2013, the Company’s Board of Directors authorized and approved the extension of the expiration date and a change of exercise price for this warrant. The outstanding share purchase warrant originally had a March 23, 2014 expiration date and an exercise price of $0.25. The new modified terms extended the warrant expiration date to April 11, 2018 and reduced the exercise price to $0.226. The exercise price is also subject to dilutive adjustments for share issuances (full ratchet reset features). As of September 30, 2014, the exercise price has been reduced to $0.15 and an additional 1,321,583 warrants are to be issued to the investor due to the reset features.

On August 22, 2014, we issued 6,666,667 warrants to investors and 800,000 warrants to a placement agent. The exercise price of these warrants is also subject to dilutive adjustments for share issuance (full ratchet reset features). See Note 6 – Convertible Note Payable.

Because these convertible debt and warrants have full reset adjustments tied to future issuances of equity securities by the Company, it is subject to derivative liability treatment under ASC 815-40-15 , which requires as of the date the convertible debt and warrants are issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

Key assumptions used to determine the fair value of the convertible note follows:

Stock price volatility (one-year measurement):
August 22, 2014 measurement	219%
September 30, 2014 measurement	211%
Probability of default triggering 21% interest rate, increasing 1% per month to a maximum of 10% with a 125% penalty	0%
Probability of the Company redeeming the convertible note (with 130% penalty)	0%
Conversion behavior - holder automatically converts the convertible note at a maximum of 2 times the conversion price

Key assumptions used to determine the fair value of the warrants follows:

Stock price volatility (one-year measurement):
June 30, 2014 measurement	225%
August 22, 2014 measurement	219%
September 30, 2014	211%
Exercise behavior – warrant exercise at target prices 2 times the higher of the projected reset price or stock price

As of December 31, 2013, we determined the fair value of the warrant’s derivative liability to be nominal.

As of September 30, 2014, the fair value of the total convertible debt and warrant’s derivative liability is $639,637 and the Company recognized a loss on derivative liability of $67,409 for the nine months ended September 30, 2014. The following table summarizes the derivative liability included in the balance sheet:

Balance at December 31, 2013	$-
Debt discount due to convertible note	295,773
Debt discount due to warrant issued with debt	246,905
Deferred financing cost due to derivative liability for placement agent warrant	29,550
Loss on change of fair value	67,409
Balance at September 30, 2014	$639,637

Note 9 – Deferred Revenue

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

Based upon a written legal opinion received during the first quarter of 2014, it was determined that effective February 2014, we were no longer obligated to present the nearly $3 million deferred revenue liability on our balance sheet as the statute of limitations period for our performance obligation has passed. In conjunction with this determination, we recorded a gain on deferred revenue liability write off of approximately $3 million during the nine months ended September 30, 2014.

Note 10 – Income Tax Provision

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

Note 11 – Accounts Payable

As of September 30, 2014, we recognized a $59,899 gain on write off of accounts payable. The invoice and contracts for the total of $59,889 were dated at least five years before September 30, 2014. Based on a written legal opinion received during the third quarter of 2014, it was determined that effective September 30, 2014, we were no longer obligated to present the $59,889 of accounts payable on our balance sheet as the statute of limitation period for our payment obligation has passed. In conjunction with this determination, we recorded a gain on accounts payable write off of $59,889 during the nine months ended September 30, 2014.

Note 12 – Legal Proceedings

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

Commercial Update

FPS has emerged from the research and development phase and is in the early stages of commercializing its technology. Thanks primarily to the efforts of our distribution partners, FPS has clients that are purchasing and using DiesoLiFTTM 10, the PerfoLiFTTM BD-Series, DiesoLiFTTM FEB, GasoLiFTTM, and KeroLiFTTM. FPS products are marketed to end-users or under FPS brand names or to retail distributors who repackage and rebrand FPS products.

Total revenues for the nine months ended September 30, 2014 surpassed $1.5 million, which is more than double the amount of revenues achieved for the entire fiscal year 2013. The following summarizes some of the important commercial progress made by FPS:

Brenntag: Brenntag is not only FPS’s exclusive manufacturing partner; they are also a distributor of FPS products. Brenntag is a global leader in the distribution of industrial and specialty chemicals and additives and lubricants. Brenntag has a global network of more than 400 locations in 70 countries, with annual revenues of $12 billion.

Brenntag Europe commenced the ramp up of its sales and marketing efforts on behalf of FPS in 2014. Brenntag has introduced FPS products to a number of its customers and is also using DiesoLiFTTM in one of its captive fleets.

In addition, in June 2014, FPS and Brenntag expanded their relationship when Brenntag Brazil agreed to manufacture and market FPS products in Brazil. FPS and Brenntag Brazil, together with FPS’s sales group in Brazil, have sold product to and are now calling on most of the major bio-diesel manufacturers in Brazil, including Petrobras.

Brenntag also sells FPS products to Bardahl, who repackages the products and sells to retail customers under its own brand name.

Nordmann Rassmann (“NRC”): NRC is an FPS distribution partner focusing its efforts in Europe. NRC is a leading international distributor of specialty chemicals, lubricants and fuel additives. NRC sells its portfolio of high quality products throughout Germany, Austria, Central and Eastern Europe, Scandinavia and Switzerland. NRC, founded in 1912, has annual revenues of $450 million.

NRC has sold FPS products to some of the largest bio-diesel manufacturers in Europe. In addition, NRC has a number of road transport and rail opportunities pending.

NRC also sells FPS products to Lubrichim, who repackages the products and sells to retail under its own brand name.

Unipart Group: Unipart is FPS’s exclusive distribution partner for rail and road transport in the United Kingdom. Unipart is a multinational logistics, supply chain, manufacturing and consultancy company with operations in Europe, North America, Australia and Japan serving a variety of sectors that include automotive, rail, marine and leisure. Unipart has over 10,000 employees and annual revenues of approximately $1.7 billion.

Unipart has made a number of bulk purchases of DiesoLiFTTM.

In the rail industry, Unipart has now taken the lead with all of FPS’s commercial opportunities. The efficacy of DiesoliFTTM has been validated in numerous engine types and we expect Unipart to begin selling DiesoLiFTTM to a number of passenger rail operators (ATOC members – Association of Passenger Train Operators in the United Kingdom) in the near future and commence sales of DiesoLiFTTM to the freight rail industry in 2015.

In the road transport industry, Unipart and FPS are working with over 40 operators, including some of the largest road transport companies in the United Kingdom, which are currently purchasing, or are involved in field validation processes, with DiesoLiFTTM. Collectively, these road transport companies operate approximately 40,000 vehicles.

Unipart will also commence sales and marketing activities on behalf of FPS to rail and road transport operators in Europe in 2015.

United States: FPS has a number of road transport operators using our products, one such account for over 7 years. FPS is also selling to operators of heavy duty off-road equipment; and is involved in a project with one of the largest municipal fleets in the United States.

In addition, FPS received an initial purchase order pursuant to a product supply arrangement with a U.S.-based retail fuel distribution company for its DiesoLiFTTM and GasoLiFTTM fuel additives which will be added to diesel and gasoline, respectively, creating premium fuel blends for both types of fuel for sale at the retail pump in the United States.

Results of Operations

Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013

Net Revenues

Net revenues for the three months ended September 30, 2014 were $677,105, as compared to $59,463 for the three-month period ended September 30, 2013. This increase is primarily attributable to increased sales of the PerfoLiFTTM BD-Series and DiesoLiFTTM through our distributor network ($500,389 of the increase) and to end-users ($117,253 of the increase) during the three months ended September 30, 2014.

During the three months ended September 30, 2014, 95% of our sales were concentrated among three customers. During the three months ended September 30, 2013, 92% of our sales were concentrated among three customers. Sales revenue was split between sales to distributors (79%) and end-users (21%) for the three months ended September 30, 2014. Sales revenue was split between sales to distributors (61%) and end-users (39%) for the three months ended September 30, 2013. Sales revenue generated during the three months ended September 30, 2014 and September 30, 2013 was primarily generated from the sale of the PerfoLiFTTM BD-Series and DiesoLiFTTM .

Net revenues for the nine months ended September 30, 2014 were $1,506,198, as compared to $384,289 for the nine-month period ended September 30, 2013. This increase is primarily attributable to increased sales of the PerfoLiFTTM BD-Series and DiesoLiFTTM through our distributor network ($1,017,539 of the increase) and to end-users ($104,370 of the increase) during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, 98% of our sales were concentrated among four customers. During the nine months ended September 30, 2013, 88% of our sales were concentrated among two customers. Sales revenue was split between sales to distributors (88%) and end-users (12%) for the nine months ended September 30, 2014. Sales revenue was split between sales to distributors (81%) and end-users (19%) for the nine months ended September 30, 2013. Sales revenues generated during the nine months ended September 30, 2014 and September 30, 2013 were primarily generated from the sale of the PerfoLiFTTM BD-Series and DiesoLiFTTM.

Operating Expenses

Total operating expenses were $815,125 for the three months ended September 30, 2014, as compared to $346,575 for the three-month period ended September 30, 2013. This $468,550 increase from the prior period was primarily attributable to an increase in cost of operations due to increased sales and an increase in non-cash stock-based compensation expense, which is more fully described below.

Total operating expenses were $1,576,848 for the nine months ended September 30, 2014, as compared to $1,437,493 for the nine-month period ended September 30, 2013. This $139,355 increase from the prior period was primarily attributable to a gain on deferred revenue liability of $2,998,242 during the nine months ended September 30, 2014, partially offset by an increase in cost of operations due to increased sales and an increase in non-cash stock-based compensation expense, which is more fully described below.

Cost of Operations

Cost of operations was $440,965 for the three months ended September 30, 2014, as compared to $33,213 for the three-month period ended September 30, 2013. This increase was due to increased sales for the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

Cost of operations was $1,073,505 for the nine months ended September 30, 2014, as compared to $305,786 for the nine-month period ended September 30, 2013. This increase was due to increased sales for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2014 was $434,059 (including non-cash stock-based compensation of $71,191), as compared to $313,362 (including non-cash stock-based compensation of $0) for the three-month period ended September 30, 2013. This increase of $120,697 was primarily attributable to the following activities:

•	a $71,191 increase in non-cash stock-based compensation expense primarily related to the issuance of options to employees and Directors during the three months ended June 30, 2014;

•	a $35,000 increase in sales and marketing expenses related to our United Kingdom sales force, which began during 2014;

•	an approximate $30,000 increase in travel expenses in support of increased marketing activities in Brazil the U.K. and western Europe; and

•

an approximate $49,000 decrease in salary expense (and related payroll taxes) for the comparable periods primarily due to the number of employees on payroll decreasing from the prior comparable period.

Selling, general and administrative expense for the nine months ended September 30, 2014 was $3,561,484 (including non-cash stock-based compensation of $2,438,983), as compared to $1,131,707 (including non-cash stock-based compensation of $16,875) for the nine-month period ended September 30, 2013. This increase of $2,429,777 was primarily attributable to the following activities:

•

a $2,422,108 increase in non-cash stock-based compensation expense related to the cancellation of certain options previously granted to employees and Directors and new option grants to employees, Directors and non-employee consultants during the nine months ended September 30, 2014;

•

an approximate $124,000 decrease in salary expense (and related payroll taxes) for the comparable periods primarily due to the number of employees on payroll decreasing from the prior comparable period.

•

an approximate $89,000 increase in accounting fees related to audit services conducted during the three months ended June 30, 2014 for our Annual Report and quarterly reviews conducted by our independent registered accounting firm (such activities were not conducted during 2013);

•	an approximate $56,000 decrease in research and development expense primarily related to trials conducted at London Midlands during the three months ended March 31, 2013; and

•	an approximate $39,000 increase in sales and marketing expenses related to our United Kingdom sales force, which began during 2014.

Gain on Accounts Payable Write Off

Gain on accounts payable write off was $59,899 and $0 for the three months ended September 30, 2014 and September 30, 2013, respectively.

Gain on accounts payable write off was $59,899 and $0 for the nine months ended September 30, 2014 and September 30, 2013, respectively. This increase relates to the write off of certain outstanding payable balances that were dated at least five years before September 30, 2014. See Note 11 – Accounts Payable.

Gain on Deferred Revenue Liability Write Off

Gain on deferred revenue liability was $0 and $0 for the three months ended September 30, 2014 and September 30, 2013, respectively.

Gain on deferred revenue liability was $2,998,242 and $0 for the nine months ended September 30, 2014 and September 30, 2013, respectively. The increase relates to the first quarter of 2014 write off of a previously recorded obligation due to the expiration of the relevant statute of limitations. See Note 9 – Deferred Revenue.

Interest Income (Expense), Net

Interest income (expense), net was $(54,193) and $17 for the three months ended September 30, 2014 and September 30, 2013, respectively. The increase in interest income (expense), net is primarily attributable to interest expense recorded relating to the third quarter 2014 debt financing.

Interest income (expense), net was $(54,020) and $79 for the nine months ended September 30, 2014 and September 30, 2013, respectively. The increase in interest income (expense), net is primarily attributable to interest expense recorded relating to the third quarter 2014 debt financing.

Gain (Loss) on Derivative Liability

Gain (loss) on derivative liability was $234,591 and $0 for the three months ended September 30, 2014 and September 30, 2013, respectively.

Gain (loss) on derivative liability was $(67,409) and $0 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

During 2009, we granted a warrant to purchase 2,000,000 shares of the Company’s common stock to an accredited investor (the “2009 Warrant”) in conjunction with equity raise efforts. On April 12, 2013, the Company’s Board of Directors authorized and approved the extension of the expiration date and a change of exercise price for this warrant. The outstanding share purchase warrant originally had a March 23, 2014 expiration date and an exercise price of $0.25. The new modified terms extended the warrant expiration date to April 11, 2018 and reduced the exercise price to $0.226. The exercise price is also subject to dilutive adjustments for share issuances (full ratchet reset features). Based upon subsequent equity issuances through September 30, 2014, the exercise price of these warrants is now $0.15.

Because the 2009 Warrant has full reset adjustments tied to future issuances of equity securities by the Company, it is subject to derivative liability treatment under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 815-40-15, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock” (“ASC 815-40-15”). ASC 815-40-15 requires as of the date the warrant is issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

During the third quarter of 2014, we issued a convertible note to investors that had underlying warrant coverage (the “2014 Debt Funding Warrants”) with terms subject to derivative liability treatment if certain circumstances occur.

Because the 2014 Debt Funding Warrants have full reset adjustments tied to future issuances of equity securities by the Company, it is subject to derivative liability treatment under ASC 815-40-15. ASC 815-40-15 requires as of the date the warrant is issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

As of December 31, 2013, we determined the fair value of the 2009 Warrant derivative liability to be nominal. As of September 30, 2014, the fair value of both the 2009 Warrant and the 2014 Debt Funding Warrants derivative liability is $639,637 and the Company recognized a gain (loss) on derivative liability of $234,591 for the three months ended September 30, 2014 and $(67,409) for the nine months ended September 30, 2014.

Loss on Conversion of Debt From a Related Party

Loss on conversion of debt from a related party was $0 and $0 for the three months ended September 30, 2014 and September 30, 2013, respectively.

Loss on conversion of debt from a related party was $387,500 and $0 for the nine months ended September 30, 2014 and September 30, 2013, respectively. During the nine months ended September 30, 2014, we converted $550,000 of notes payable to related parties, triggering this loss.

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

Net Income (Loss)

Net income (loss) for the three months ended September 30, 2014 was $26,378, as compared to $(303,095) for the three months ended September 30, 2013. The increase in net income was primarily due to an increase in gross margin from sales ($209,890 from the comparable prior period), a gain on derivative liability of $234,591, partially offset by an increase in non-cash stock-based compensation expense ($71,191) and interest income (expense), net ($54,176), as described above. The basic and diluted net loss per common share for the three months ended September 30, 2014 and September 30, 2013 was $0.00 and $(0.00), respectively.

Net loss for the nine months ended September 30, 2014 was $627,579, as compared to $1,101,125 for the nine months ended September 30, 2013. The decrease in net loss was primarily due an increase in gross margin from sales ($354,190), a gain on a deferred revenue liability write off ($2,998,242) and a decrease in salary expense (approximately $124,000) and research and development expense (approximately $86,000), partially offset by increases in non-cash stock-based compensation expense ($2,422,108), accounting fees (approximately $89,000), United Kingdom sales and marketing expenses (approximately $39,000), interest income (expense), net ($53,941), losses related to a derivative liability ($67,409) and conversions of related party notes ($387,500), as described above. The basic and diluted net loss per common share for the nine months ended September 30, 2014 and September 30, 2013 was $(0.00) and $(0.01), respectively.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Lattice Model option pricing model, in accordance with ASC 815-15, “Derivatives and Hedging,” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

While we cannot make any assurances as to the accuracy of our projections of future capital needs, based on debt funding received during the third quarter of 2014, our current cash available as of November 14, 2014 (approximately $665,000), expected receivable collections and a remaining $500,000 balance from a $1,000,000 equity commitment from one of our Directors (see Note 5 to our financial statements), we believe we have adequate cash and cash equivalents balances and commitments to fund operations through the end of the third quarter of 2015. In 2011, management implemented a salary deferral program for all employees to conserve our cash position. This salary deferral program has continued to be in effect during the first nine months of 2014.

We have been funded since inception primarily by unregistered sales of Company restricted stock, generally to existing shareholders. During the third quarter of 2014, we completed a convertible note funding that netted us approximately $887,500 (after payment of legal and placement agent fees related to the funding). We believe we still have access to capital from existing shareholders and in addition, management is in the process of executing a plan that we believe will provide us with sufficient funds to allow us to operate through the end of the third quarter of 2015. However, we can make no assurances that additional capital will be available to us from either of these sources. Therefore, if we are unable to secure additional capital, we will need to curtail operations.

Cash used in operating activities was $1,018,163 for the nine months ended September 30, 2014, as compared to cash used in operating activities of $705,393 for the nine months ended September 30, 2013. The increase in cash used in operating activities was due primarily to timing of receivable collections in the current period versus the prior comparable period and reduced cash expenditures associated with payroll for the nine months ended September 30, 2014 due to a reduced number of employees and reduced base salary levels for accrued but unpaid salary calculations in 2014, compared to 2013.

Cash provided by financing activities was $1,701,056 for the nine months ended September 30, 2014, as compared to $716,114 for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we raised $827,724 upon the private placement of 31,894,778 restricted shares of our common stock to accredited investors. In addition, during the third quarter of 2014 we received gross proceeds of $1,000,000 from the issuance of a note payable. During the nine months ended September 30, 2013, we raised $466,114 upon the private placement of 11,680,670 restricted shares of our common stock to accredited investors. During the nine months ended September 30, 2013, we also received net proceeds of $250,000 in the form of notes payable from related parties.

Net cash increased by $682,893 for the nine months ended September 30, 2014, as compared to an increase in net cash of $10,721 for the nine months ended September 30, 2013.

During the nine months ended September 30, 2014 and September 30, 2013, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Working capital deficit at September 30, 2014 was $(418,345), as compared to $(4,541,929) at December 31, 2013. The negative working capital balance for September 30, 2014 is negatively impacted by the net $(485,964) impact of the deferred financing cost asset and the derivative liability that was recorded during the nine months ended September 30, 2014. The negative working capital amount for December 31, 2013 is strongly impacted by the approximate $3 million deferred revenue liability that was recorded on our balance sheet, but has since been removed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Based on this evaluation, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting. Because of the material weakness, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at September 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management's report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management's report in this quarterly report.

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

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and FPS participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on FPS. Since 2009, FPS has made payments to TPG totaling $160,000 to reduce the recorded liability. The remaining liability balance is $190,000 at September 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2014.

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

FUEL PERFORMANCE SOLUTIONS, INC. (Registrant)

Date: November 14, 2014	By:	/s/ Jonathan R. Burst
Jonathan R. Burst
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Stuart D. Beath
Stuart D. Beath
Chief Financial Officer
(Principal Financial and Accounting Officer)

