Form 10-K
period 2014-12-31
FUEL PERFORMANCE SOLUTIONS, INC.
filed 2015-03-31
CIK 1078723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-25367

FUEL PERFORMANCE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0357508
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)

7777 Bonhomme Avenue, Suite 1920 St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014) was $24,295,530.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 203,758,698 as of March 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FUEL PERFORMANCE SOLUTIONS, INC.

(Formerly Known As INTERNATIONAL FUEL TECHNOLOGY, INC.)

FORM 10-K

For The Fiscal Year Ended December 31, 2014

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

PART I

Item 1. Business

INTRODUCTION

Fuel Performance Solutions, Inc. (the “Company,” “we,” “us” or “our”) was incorporated in Nevada on April 9, 1996 by a team of individuals who sought to address the challenges of reducing harmful emissions while at the same time improving the operating performance of internal combustion engines, especially with respect to fuel economy and engine cleanliness. After our incorporation, our initial focus was product research and development, but over the past few years, our efforts have been directed to commercializing our product slate, primarily DiesoLiFTTM and the PerfoLiFTTM Series, for use with diesel fuel and bio-diesel fuel blends, by focusing on marketing, sales and distribution efforts in conjunction with our distribution partners. On February 5, 2014, the Company changed its name from International Fuel Technology, Inc. to Fuel Performance Solutions, Inc.

For information regarding revenues from external customers attributed to our domestic operations and to all foreign countries, see Note 1. Nature of Business and Significant Accounting Policies to our financial statements for the fiscal years ended December 31, 2014 and 2013.

At December 31, 2014, we had 4 full-time employees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that our employee relations are good.

We provide fuel performance solutions to major end-users of liquid hydro carbon fuels (diesel; bio-diesel; heating oil; gasoline; marine gas oil; and heavy fuel oil) in the rail, road transport (fleet operators), stationary power generation and marine industries.

Through our network of prominent distribution partners, which includes Unipart Group (“Unipart”), Nordmann Rassmann (“NRC”) and Brenntag AG (“Brenntag”), we have a number of (1) programs and (2) products that provide critical fuel system benefits to end-users allowing them to: enhance the performance and life of their equipment; boost productivity; reduce downtime; and increase profitability.

All of the fuel performance solutions we provide incorporate the use of our proprietary liquid fuel additive formulations that enhance the performance of petroleum-based fuels and renewable liquid fuels. We believe that use of our proprietary fuel additive formulations with a base fuel: enhances the combustion process; stabilizes the fuel; improves fuel economy; reduces harmful emissions; increases fuel lubricity; acts as a detergent to clean the fuel system; co-solves free water in the fuel system; reduces corrosion and microbial contamination in the fuel system; and when used in bio-fuels, increases fuel oxidation stability and reduces deposit formation.

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

We have developed a slate of fuel additive products (see Products below) for use with diesel, pure bio-diesel, bio-diesel fuel blends, gasoline, gasoline ethanol blends and kerosene (heating oil) fuels.

The manufacture of our products is outsourced to Brenntag pursuant to a manufacturing and supply agreement (see Manufacturing Partner below).

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

TECHNOLOGY

Our fuel additive formulations are composed of a mixture of complex chemical molecules which, when blended into a base fuel, lower that base fuel’s overall surface tension at liquid-air, liquid-liquid, and liquid-solid (pipe wall) interfaces. This promotes lubricity and detergency and allows for improved atomization of the fuel in the induction and combustion chambers, resulting in a more complete and efficient burn, improving fuel economy and reducing harmful emissions.

Once our additive is blended with a base fuel, the blend forms into and remains a stable solution. No additional mixing or agitation is required for the fuel blend to remain perfectly mixed.

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

4

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

Research and development costs are expensed as incurred. Research and development expense from services received from external vendors for 2014 and 2013 was $24,090 and $80,689, respectively.

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

We have made the following progress related to intellectual property advancements pertaining to fuel additive, additive-containing fuel composition, and method of manufacture:

•	we were granted Japanese Patent No. 4,767,466;

•	we were granted European Patent EP 1,246,894 B; and

•	we were granted United States Patent No. 8,147,566.

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

We also have trademark protection for DiesoLiFT™, PerfoLiFT™, GasoLiFT™ and KeroLiFT™ in a certain number of countries.

INDEPENDENT DEMONSTRATION AND TESTING

There are 2 primary methods of product demonstration: laboratory bench tests and field-based demonstration testing. We utilize both demonstration methods to further develop the body of test data necessary to support marketing and sales efforts. We believe that it is important to develop and manage specific testing protocols for field-based demonstrations and to adhere to already developed, industry recognized testing standards when engaged in laboratory bench tests. Numerous variables exist in any testing protocol and if not carefully managed, a change in one variable can skew test results. To address this challenge, we use our best efforts to ensure standardized testing and demonstration evaluation protocols, both industry prescribed and custom developed, whenever laboratory or field-based demonstration is undertaken. The use of these protocols allows us to: (i) effectively analyze and interpret test results; (ii) ensure testing is structured and conducted in a controlled way; (iii) ensure we will have full access to all testing results conducted by third parties; and (iv) assist our marketing and sales efforts through potential client recognition of and attention to results generated from industry adopted testing protocols.

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

Test results have confirmed the effectiveness of our additive formulations. In particular, our fuel blends tested have achieved: (i) an increase in fuel economy; (ii) an increase in lubricity; and (iii) a reduction in harmful emissions.

PRODUCTS

We currently have the following product lines that are being marketed around the world:

Diesel

•	DiesoLiFTTM 10 – fuel consumption and emissions reducing additive – increase engine power (diesel) – bio-degradable

•	DiesoLiFTTM FEB – fuel consumption and emissions reduction, power increase – stabilizing B-5 to B-30 bio-diesel blends

•	DiesoLiFTTM EM-1 – engine power increase (diesel) – bio-degradable

•	PerfoLiFTTM PP-Series – performance packages, based on our fuel efficient technology

•	PerfoLiFTTM C-Series – Cetane index boosters

•	PerfoLiFTTM D-Series – detergents

•	PerfoClean – provides superior tank cleaning and protection properties to diesel fuel storage tanks

Bio-diesel

•	PerfoLiFTTM BD-Series – anti-oxidants/stabilizers for bio-diesel

LFO – Kerosene – Heating oil

•	KeroLiFTTM 10 – increases fuel efficiency and calorific value – reduces emissions and smoke – system cleaner – bio-degradable

•	PerfoLiFTTM HO-Series – calorific value, boiler efficiency, combustion, cold flow, soots, smoke and acidity, system cleaner, rust and corrosion

Gasoline

•	GasoLiFTTM 10 – fuel consumption and emissions reducing additive – increase engine power (gasoline) – bio-degradable

•	GasoLiFTTM EM-2 – engine power increase (gasoline) – bio-degradable

•	PerfoLiFTTM PP-Series – performance packages, based on our fuel efficient technology

•	PerfoLiFTTM O-Series – octane index boosters

Diesel and Gasoline

•	PerfoLiFTTM AO-Series – anti-oxidants

•	PerfoLiFTTM AC-Series – anti-corrosions

•	PerfoLiFTTM LI-Series – lubricity improvers.

In addition, we are able to develop tailor-made products meeting specific customer requirements.

MANUFACTURING PARTNER

The manufacture of our products is outsourced to Brenntag. Brenntag is a global leader in the distribution and manufacture of industrial and specialty chemicals and additives and lubricants. Brenntag has a global network of more than 400 locations in 70 countries and annual sales of $13 billion.

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

The main thrust of industry participants’ products centers around improved engine cleanliness and efficiency (e.g., detergency characteristics applicable to fuel injector nozzles), improved fuel flow (e.g., mitigation of fuel problems caused by low ambient temperature) and fuel system protection (e.g., improved lubricity). These are common focus areas for the full range of gasoline and distillate fuels. Additives designed to address specific problem areas in specific fuel applications (e.g., Cetane improver in diesel fuel) and static electricity dissipation in turbine engines is also significant.

Our primary market is fuel economy improvement. Although many companies make claims regarding the ability of their respective products to improve fuel economy, we are not aware of any fuel additive formulation that has consistently demonstrated the ability to achieve the fuel economy improvement demonstrated by our products in independent laboratory testing and field-based demonstrations. Virtually every gallon of diesel fuel, bio-diesel fuel blend, gasoline and kerosene consumed in the world today is a potential market for our products.

MARKETING AND SALES

Marketing and sales is primarily outsourced to a group of prominent distribution partners with existing customers and channels. Through our distribution partners, we offer comprehensive fuel performance solutions to major end-users of diesel fuel and bio-diesel fuel blends: centrally-fueled road transport operators; rail operators; stationary power generation operators; and the marine vessel operators. From fuel testing, tank testing, tank cleaning, dosing equipment and to ongoing fuel testing and the products needed to enhance and maintain fuel performance, the Company and its group of prominent distribution partners provide end-users a cradle to grave solution to maximize the performance of their equipment. We have a number of distribution agreements and partnerships in place:

Unipart: Unipart is a multinational, supply chain, manufacturing and consultancy company headquartered in Cowley, Oxfordshire, England. It has operations in Europe, North America, Australia and Japan and works across a variety of sectors that include automotive, rail, marine and leisure. Unipart employs 10,000 people and has annual revenues of approximately $1.7 billion. Unipart’s initial focus is in the rail industry and road transport industries in the United Kingdom and Europe.

Brenntag: Brenntag is a global leader in the distribution and manufacture of industrial and specialty chemicals and additives and lubricants. Brenntag has a global network of more than 400 locations in 70 countries and annual sales of $13 billion. Brenntag is marketing and distributing our products to its customer base with an initial focus in Europe.

NRC: NRC is a leading international distributor of specialty chemicals, lubricants and fuel additives. NRC sells its portfolio of high quality products throughout Germany, Austria, Central and Eastern Europe, Scandinavia and Switzerland. NRC, founded in 1912, has annual revenues of $450 million.

IPU Group: IPU Group designs, manufactures and distributes high quality parts and systems for critical diesel and gas engine applications. Their core business is power generation - virtually every diesel generation manufacturer is a client – but they also provide engineered solutions to the oil and gas, marine, industrial engines, mining and land-based industries. Their initial focus will be to market, sell, distribute and provide aftermarket support for PerfoClean. PerfoClean is a new product specifically designed to provide superior cleaning and protection properties for diesel fuel storage tanks.

Commercial Update

Thanks primarily to the efforts of our distribution partners, we have made meaningful commercial progress over the last few years. Revenues increased over 140% in 2014 compared to 2013. Revenues more than doubled in 2013 compared to 2012. Going forward, our distribution partners will continue to be the primary drivers of our commercial progress.

Unipart: We expanded our marketing and distribution agreement with Unipart in 2014 and additional amendments are pending. For example, Unipart and the Company are in the process of launching a comprehensive fuel solutions program (the “Program”) in the United Kingdom within the rail and road transport markets, and in Europe within the rail market, to address the pressing needs that end-users have with fuel quality, storage and performance.

In the United Kingdom and Europe, the mandate to incorporate bio-diesel into the diesel fuel stream has created fuel storage and equipment performance problems. The use of bio-diesel does provide emissions benefits. However, there are many drawbacks associated with bio-diesel use: it is not a stable fuel (it oxidizes and creates deposits); has a lower volumetric energy density than regular diesel (lower fuel economy and less power); naturally contains more water (fosters microbial contamination and sludge formation in tanks); causes corrosion and spray hole blockage of fuel injectors; causes seal failures; and causes fuel filter plugging.

Perhaps the biggest concern caused by extended bio-diesel use relates to engine warranties. Once in-specification fuel is delivered to an end-user, the quality of that fuel and the responsibility to maintain that fuel in-specification transfers to the end-user. If the end-user fuel tank and/or fuel system is compromised due to sludge, microbial contamination, water and/or deposits, the fuel immediately becomes out-of-specification thereby nullifying the engine warranty.

The Program offered by Unipart and us mitigates all risk associated with bio-diesel fuel use and provides the end-user the ability to maximize the performance and efficiency of their equipment.

The Program consists of: fuel tank testing; fuel tank cleaning (our PerfoClean product is used); fuel additive dosing equipment; the DiesoLiFTTM fuel additive formulation; and on-going fuel and fuel tank analysis and monitoring. The Program ensures that end-users are maintaining in-specification fuel and optimizing the performance of their equipment.

Unipart has established business partnerships with vendors who supply tank testing, tank cleaning, fuel additive dosing and on-going fuel and fuel tank testing equipment. The cornerstone of the Program is DiesoLiFTTM, our proprietary fuel additive formulation that is proven to: restore lost fuel economy and power loss associated with bio-diesel use; maintain fuel system cleanliness; and provide fuel stability by controlling oxidation and deposit formation.

During 2014 Unipart made a number purchases of DiesoLiFTTM and is poised to roll out the Program to a number of rail and road transport operators in the United Kingdom and Europe.

Brenntag: In 2014, Brenntag commenced the ramp up of its sales and marketing efforts on our behalf. Brenntag has introduced our products to a number of its customers and made its first sale into the marine market in 2014. Brenntag also sells our products to Bardahl and Lubrichim, who both repackage the products and sell to retail customers under their own brand name.

Going forward, we expect Brenntag to continue to ramp up their sales and marketing on our behalf by selling our products to: the road transport industry (fleets); refineries and fuel distributors; bio-diesel manufacturers; and the marine industry.

NRC: NRC continued to sell our products to some of the largest bio-diesel manufacturers in Europe in 2014. In addition, they have a number of road transport and rail opportunities pending.

Going forward, we expect NRC to increase its sales of our PerfoLiFTTM BD-Series of bio-diesel stability additives through increased sales to existing and sales to new accounts. NRC has also begun to market our products to the marine industry.

United States: We have a number of road transport operators using our products, one such account for over eight years. We are also involved in a project with one of the largest municipal fleets in the United States.

Our project with a United States-based retail fuel distribution company is progressing and is expected roll out in the second quarter of 2015. This retail distribution company will be adding our DiesoLiFTTM and GasoLiFTTM to diesel and gasoline, respectively, to create premium blends for both types of fuel for sale at the retail pump in the United States.

Available Information

Our website is www.fuelperformancesolutions.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The contents of our website are not incorporated by reference into this annual report on Form 10-K.

Item 1A. Risk Factors

Because we have transitioned from a development stage to a commercialization phase for our products with a new technology and little market and sales visibility, we may not be able to create market demand for our products.

We are currently engaged in extensive marketing and sales efforts, including additional laboratory testing and customer field-based demonstration testing to generate purchasing interest in our products. We have only a limited marketing history. There is a substantial risk of failure associated with development stage businesses attempting to make the transition to self-sustaining commercial entities because of the lack of established customer relationships and knowledge and acceptance of the new products being marketed. We have experienced in the past, are continuing to experience, and may experience in the future, some of the problems, delays and expenses associated with this transition, many of which are beyond our control, including but not limited to those depicted below:

•	substantial delays and expenses related to testing and further development of our products;

•	customer resistance relating to the marketing of a new product in the fuel additive marketplace;

•	competition from larger and more established companies; and

•	lack of market acceptance of our new products and technologies.

Recent declines in the price of oil could adversely affect our business.

The recent decline in the price of oil and resulting decline in fuel prices could cause customers to be less concerned about fuel efficiency. This could reduce demand for our products.

We have a history of operating losses and due to our current lack of sustainable sales and the possibility of not achieving our sales goals, we may not become profitable or be able to sustain profitability.

Since our inception we have incurred significant net losses. We reported net losses of $1,658,154 and $1,394,596 for the twelve months ended December 31, 2014 and December 31, 2013, respectively. Our accumulated deficit as of December 31, 2014 was $72,785,601. We expect to continue to incur net losses in the near to mid-term future. The magnitude of these losses will depend, in large part, on our ability to realize product sales revenue from the marketing and sale of our products. To date, we have not had any material operating revenue from the sale of our products and there can be no assurance we will be able generate material revenues. Our ability to generate revenues will be dependent upon, among other things, being able to (1) overcome negative connotations on the part of industrial fuel consumers regarding fuel additives in general; (2) convince potential customers of the efficacy and economic and environmental benefits of our products; and (3) generate the acceptance of our technology and products by potential customers and thereby create the opportunity to sell our products at a sufficient profit margin. Because we do not yet have a material, recurring revenue stream resulting from the sale of our products, there can be no assurance that we will be successful in these efforts. Should we achieve profitability, there is no assurance we can maintain, or increase, our level of profitability in the future.

Our independent registered public accounting firm has substantial doubt as to our ability to continue as a going concern.

As a result of our losses to date, potential losses in the future, current limited capital resources and accumulated deficit, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and accordingly, has modified their report on our December 31, 2014 financial statements included in this annual report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our continuation is dependent upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. We anticipate that we will continue to incur significant losses at least until successful commercialization of one or more of our products, and we may never operate profitably in the future.

We have identified a material weakness in our internal control over financial reporting and as such, a material misstatement of the annual or interim financial statements may not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting in 2013 and 2014. The material weakness relates to the fact that we have limited accounting personnel with sufficient expertise, accounting knowledge and training in United States generally accepted accounting principles (“GAAP”) and financial reporting requirements. Specifically, we lack sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements. This material weakness was not corrected during 2014. See Item 9A, “Controls and Procedures” for additional information. We cannot be assured that additional material weaknesses, significant deficiencies and control deficiencies in our internal control over financial reporting will not be identified in the future. If we fail to achieve and maintain effective controls and procedures for financial reporting, we may be unable to provide timely and accurate financial information. This may cause investors to lose confidence in our reported financial information. This may also have an adverse effect on the trading price of our common stock, give rise to an investigation by the SEC, and possible civil or criminal sanctions. Additionally, ineffective internal control over financial reporting could place us at increased risk of fraud or misuse of corporate assets.

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

Based on our current cash position, projected sales for 2015, a $1,000,000 equity commitment from one of our Directors, of which $500,000 is still available, we believe we have sufficient funds available to provide resources for our operations through the end of the third quarter of 2015. However, failure to achieve significant, sustained sales and revenues by the end of this period would require us to obtain additional financing. We believe we have access to capital from existing shareholders and, in addition, management is currently in discussions with its investment banker and with a strategic investor regarding an equity investment. However, we can make no assurances that additional capital will be available to us from these sources. Cash requirements during the next 12-month period are expected to average approximately $120,000 per month. In addition, unexpected changes may occur in our current operations that could exhaust available cash resources sooner than anticipated. If anticipated product sales do not materialize, or are significantly less than anticipated, we will need to raise additional funds to continue operations. If this future financing is not available, our business may fail. We currently have no other firm commitments from third parties to provide any additional financing. Consequently, we cannot assure investors that additional financing, if necessary, will be available to us on acceptable terms, or at all.

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

Our shares are quoted on the OTC Market Group’s OTCQB marketplace and are subject to a high degree of volatility and liquidity risk.

Our common stock is currently quoted on the OTC Market Group’s OTCQB marketplace. As such, we believe our stock price is more volatile and the share liquidity characteristics to be of higher risk than if we were listed on one of the national exchanges. Also, if our stock were no longer quoted on OTCQB, the ability to trade our stock would become even more limited and investors may not be able to sell their shares.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We maintain our administrative offices at 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105 pursuant to a lease agreement. The lease agreement, which expires on April 30, 2017, provides for a base rent of $3,687 per month, subject to an annual escalation adjustment and has a five-year lease renewal option.

We believe our current facilities are adequate to meet current and near-term operating requirements.

Item 3. Legal Proceedings

We are periodically subject to various lawsuits and claims with respect to matters arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes, after consulting with counsel, that it is more likely than not that the ultimate liabilities resulting from such lawsuits and claims will not materially affect our financial position, results of operations or liquidity.

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

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and the Company participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on the Company. Since 2009, we have made payments to TPG totaling $160,000 to reduce the recorded liability. The remaining liability balance is $190,000 at December 31, 2014.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on OTC Market Group’s OTCQB marketplace under the symbol “IFUE.” The table below shows the range of high and low sales prices on a quarterly basis for the two most recently completed fiscal years. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2014		2013
	High	Low	High	Low
First Quarter	$0.2205	$0.026	$0.10	$0.06
Second Quarter	$0.245	$0.12	$0.10	$0.03
Third Quarter	$0.16	$0.09	$0.07	$0.03
Fourth Quarter	$0.0911	$0.0411	$0.04	$0.02

As of the close of business on March 27, 2015, the last reported sales price per share of our common stock was $0.08. As of March 27, 2015, we estimate there were 2,243 record holders of our common stock. Such number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include such bank, brokerage houses and clearing companies.

Historically, we have not declared or paid a cash dividend to shareholders. Our Board of Directors (the “Board”) presently intends to retain any future earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and notes included elsewhere in this annual report on Form 10-K as well as the “Risk Factors” described in Item 1A of this annual report on Form 10-K and the cautionary note Forward-Looking Statements above.

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

Results of Operations

Comparison of the Twelve Months Ended December 31, 2014 and the Twelve Months Ended December 31, 2013

Net Revenues

Net revenue for the twelve months ended December 31, 2014 was $1,726,619, as compared to $704,189 for the twelve-month period ended December 31, 2013. This increase in net revenue was primarily due to increased sales volume from our distributor network ($1,035,541) and decreased sales volume to end-user customers ($13,111).

Sales revenue for 2014 was split between sales to our distributor network (96% of sales revenue) and end-user customers (4% of sales revenue). Sales revenue for 2013 was split between sales to our distributor network (89% of sales revenue) and end-user customers (11% of sales revenue).

Sales revenue generated during 2014 and 2013 resulted primarily from the sale of the PerfoLiFTTM Series and DiesoLiFTTM.

Operating Expenses

Total operating expense was $2,920,874 for the twelve months ended December 31, 2014 (including non-cash stock-based compensation expense of $2,991,091), as compared to $2,034,884 for the twelve-month period ended December 31, 2013 (including non-cash stock-based compensation expense of $16,875). This $885,990 increase from the prior period was primarily attributable an increase in cost of operations due to increased sales and an increase in non-cash stock-based compensation expense, partially offset by a gain on deferred revenue liability of $2,998,242 recorded during the twelve months ended December 31, 2014, which is more fully described below.

Cost of Operations

Cost of operations for the twelve months ended December 31, 2014 was $1,269,081, as compared to $603,189 for the twelve-month period ended December 31, 2013. This increase of $665,892 was primarily attributable to an increase in sales revenues.

Selling, General and Administrative Expense

Selling, general and administrative expense for the twelve months ended December 31, 2014 was $4,685,844 (including non-cash stock-based compensation expense of $2,991,091), as compared to $1,351,006 (including non-cash stock-based compensation of $16,875) for the twelve-month period ended December 31, 2013, representing a $3,334,838 increase from the prior period.

The increase in selling, general and administrative expense was primarily due to:

•

a $2,974,216 increase in non-cash stock-based compensation expense related to the cancellation of certain options previously granted to employees and Directors and new option grants to employees, Directors and non-employee consultants during the twelve months ended December 31, 2014;

•	a $170,875 write off of accounts receivable charged to bad debt expense during the twelve months ended December 31, 2014 (no bad debt expense write offs were recorded during 2013);

•	an approximate $150,000 increase in sales and marketing expenses during 2014 due to an increased focus on United Kingdom sales support;

•

an approximate $106,000 increase in accounting fees related to audit services conducted for our 2013 annual report and 2014 quarterly reviews conducted by our independent registered accounting firm (no such activities were conducted during 2013); and

•

an approximate $142,000 decrease in salary expense (and related payroll taxes) for the comparable periods primarily due to the number of employees on payroll decreasing from the prior comparable period.

Research and Development Expense

Research and development expense was $24,090 and $80,689 for the twelve months ended December 31, 2014 and December 31, 2013, respectively. This decrease can be attributable to less extensive use of external vendors relating to United Kingdom field-based demonstration testing in 2014, compared to 2013.

Gain on Accounts Payable Write Off

Gain on accounts payable write off was $59,899 and $0 for the twelve months ended December 31, 2014 and December 31, 2013, respectively. This increase relates to the write off of certain outstanding payable balances that were dated at least five years before December 31, 2014. See Note 11. Accounts Payable to our financial statements.

Gain on Deferred Revenue Liability Write Off

Gain on deferred revenue liability was $2,998,242 and $0 for the twelve months ended December 31, 2014 and December 31, 2013, respectively. The increase relates to the first quarter of 2014 write off of a previously recorded obligation due to the expiration of the relevant statute of limitations. See Note 8. Deferred Revenue to our financial statements.

Interest Income (Expense), Net

Interest income (expense), net was $(191,247) and $99 for the twelve months ended December 31, 2014 and December 31, 2013, respectively. The increase in interest income (expense), net is primarily attributable to interest expense recorded relating to our third quarter 2014 convertible note financing. See Note 6. Convertible Note Payable to our financial statements.

Gain on Derivative Liability

Gain on derivative liability was $114,848 and $0 for the twelve months ended December 31, 2014 and December 31, 2013, respectively. The gain on derivative liability recorded during 2014 was primarily attributable to certain warrants issued that are subject to dilutive adjustments for share issuances (full ratchet reset features) tied to future issuances of our equity securities. Because of these characteristics, our derivative liability must be measured at fair value and re-evaluated at the end of each reporting period. The mark-to-market of the derivative liability at December 31, 2014 caused such gain.

Loss on Conversion of Debt From Related Party

Loss on conversion of debt from a related party was $387,500 and $0 for the twelve months ended December 31, 2014 and December 31, 2013, respectively. During the twelve months ended December 31, 2014, we converted $550,000 of notes payable to related parties, triggering this loss.

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

Net Loss

Net loss for the twelve months ended December 31, 2014 was $1,658,154, as compared to $1,394,596 for the twelve months ended December 31, 2013. The increase in net loss was primarily due to an increase in non-cash stock-based compensation expense ($2,974,216), bad debt expense recorded 2014 ($170,875), United Kingdom sales and marketing expenses (approximately $150,000), accounting fees (approximately $106,000), interest income (expense), net ($191,247) and conversions of related party notes ($387,500), as described above. These increases were partially offset by an increase in gross margin from sales ($356,538), a gain on a deferred revenue liability write off ($2,998,242), a gain on accounts payable write off ($59,899), a gain on derivative liability ($114,848) and a decrease in salary expense (approximately $142,000). The basic and diluted net loss per common share for the twelve months ended December 31, 2014 and December 31, 2013 was $(0.01) for both of the respective periods.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Critical Accounting Policies and Estimates

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in our statements of operations. For stock-based derivative financial instruments, we use a Lattice Model option pricing model, in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) ASC 815-15, “Derivatives and Hedging,” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in our balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Investor Warrant Modifications

The Company and the Board from time to time have authorized the modification to the terms of certain prior warrant issuances. We analyze such modifications under ASC 718 “Compensation-Stock Compensation” (“ASC 718”) and ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”) and have historically determined that no gain or loss is recognized upon the modification due to the warrants having been issued to an investor and investor awards not being subject to either ASC 718 or ASC 505.

Valuation of goodwill

We account for goodwill and intangible assets in accordance with ASC 350 "Intangibles-Goodwill and Other" ("ASC 350"). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

We completed an evaluation of goodwill at December 31, 2014 and 2013 and determined that there was no impairment. We employed a qualitative evaluation for our 2014 and 2013 analyses.

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

In its March 31, 2015 report, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

While we cannot make any assurances as to the accuracy of our projections of future capital needs, based on our current cash available as of March 27, 2015 (approximately $240,000), receivable collections expected to be received within the next 30 days (approximately $35,000) and a remaining $500,000 balance from a $1,000,000 equity commitment from one of our Directors (see Equity Commitment in Note 5 to our financial statements), we have adequate cash and cash equivalents balances and commitments to fund operations through the end of the third quarter of 2015. Management implemented a salary deferral program for all employees during 2011 to conserve our cash position. This salary deferral program has continued.

We have been funded over the last three years by private investments into the Company, primarily from existing shareholders, in the form of restricted stock. We believe we still have access to capital from existing shareholders and in addition, management is currently in discussions with its investment banker and with a strategic investor regarding an equity investment that would allow us to operate for the foreseeable future. However, we can make no assurances that additional capital will be available to us from either of these sources. Therefore, if we are unable to secure additional capital, we will need to curtail operations.

Cash used in operating activities was $1,387,767 for the twelve months ended December 31, 2014, as compared to cash used in operating activities of $1,066,590 for the twelve months ended December 31, 2013. The increase in cash flow used in operating activities was due primarily to an increase in our accounts receivable balance, net of bad debt write off ($429,184) and a reduction in our accrued compensation balance ($155,436), partially offset by an increase in our accounts payable balance, net of the gain on accounts payable write off ($232,944).

Cash provided by financing activities was $1,701,555 for the twelve months ended December 31, 2014, as compared to $1,232,157 for the twelve months ended December 31, 2013. During 2014, we raised $836,055 upon the private placement of 31,978,094 restricted shares of our common stock to accredited investors. In addition, we received gross proceeds of $1,000,000 from the issuance of a convertible note during the third quarter of 2014. During 2013, we raised $882,157 upon the private placement of 32,482,820 restricted shares of our common stock to accredited investors. We also received net proceeds of $350,000 in the form of notes payable from related parties during 2013.

Net cash increased by $313,288 for the twelve months ended December 31, 2014, as compared to an increase in net cash of $165,567 for the twelve months ended December 31, 2013.

During the twelve months ended December 31, 2014 and December 31, 2013, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Working capital deficit at December 31, 2014 was $(825,938), as compared to $(4,541,929) at December 31, 2013.

The negative working capital balance for December 31, 2014 is negatively impacted by the net $(329,825) impact of the deferred financing cost asset and the derivative liability that was recorded during the twelve months ended December 31, 2014. The negative working capital amount for 2013 is strongly impacted by the approximate $3 million deferred revenue liability recorded on our balance sheet at December 31, 2013. This deferred revenue liability was written off during 2014.

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

Item 8. Financial Statements and Supplementary Data

Financial statements specified by this Item, together with the report relating thereto of MaloneBailey, LLP, are presented following Item 15 of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based on these evaluations, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting. Because of the material weakness and our previous inability to timely file our periodic reports with the SEC, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on these evaluations under the framework in Internal Control-Integrated Framework, we identified a material weakness in our internal control over financial reporting. As a result, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During our 2014 reviews of internal controls, management identified the following material weakness: the Company has limited accounting personnel with sufficient expertise, accounting knowledge and training in GAAP and financial reporting requirements. Specifically, the Company lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements. This material weakness was not corrected during 2014.

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

The Remediation Plan

Although as of December 31, 2014, we had not yet remediated the material weakness in our internal control over financial reporting identified during our 2008 through 2014 reviews, management has initiated the following remediation steps to address the material weakness described above:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

This annual report on Form 10-K does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management's report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management's report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are the names of our executive officers and Directors, their present positions with the Company and certain biographical information.

Name	Age	Position(s) and Offices Held with the Company	Dates in Position or Office
Jonathan R. Burst	56	Chief Executive Officer and Chairman of the Board	1999-Present (Chief Executive Officer); 2000-Present (Chairman of the Board)
Stuart D. Beath	56	Chief Financial Officer	2007-Present
Rex Carr	88	Director	2002-Present
Michael Gianino	56	Director	2012-Present
David B. Norris	66	Director	2000-Present

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

Family Relationships

There are no family relationships among our Directors and executive officers.

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

Based solely upon our review of copies of such forms received by us, we believe that, during the fiscal years ended December 31, 2014, the following persons did not timely file Forms 3, Forms 4 and Forms 5 reporting beneficial ownership of our securities and/or changes therein.

	2014
Reporting Person	Number of Known Failures to File Required Form	Number of Transactions Not Reported
Jonathan R. Burst	4	4
Rex Carr	3	3
Michael Gianino	1	1
David B. Norris	3	3

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

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board since the filing of our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2014.

Item 11. Executive Compensation

2014 Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation paid or to be paid by us as well as certain other compensation awarded to, earned by and paid to, during the indicated fiscal years, to the Chief Executive Officer and Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Jonathan R. Burst,	2014	$-	$929,688	(5)	$334,765	(1)	$1,264,453
Chief Executive Officer	2013	-	-		324,663	(2)	324,663
	2012	52,154	-		381,245		433,399

Stuart D. Beath,	2014	112,500	529,262	(5)	69,412	(3)	711,174
Chief Financial Officer	2013	112,500	-		64,346	(4)	176,846
	2012	139,739	-		66,179		205,918

1) Includes (i) $178,962 of cash payments made to Burcor Capital, LLC, a company owned by Mr. Burst, in lieu of salary due to Mr. Burst, (ii) $103,038 of deferred salary owed to Mr. Burst (see “Executive Officer Base Salaries” below), (iii) $30,289 of health insurance coverage for Mr. Burst and his family, (iv) $2,178 of life insurance premiums paid by us, and (v) $20,298 of non-cash expense recorded for the grant of 500,000 options for Board services provided. The non-cash expense represents the aggregate grant date fair value computed in accordance with ASC 718. See Note 4. Stock Options to our financial statements for ASC 718 assumptions. These fully vested options were valued based on the closing price of our stock on the grant date ($0.06 on January 22, 2014).

2) Includes (i) $223,702 of payments made to Burcor Capital, LLC, a company owned by Mr. Burst, in lieu of salary due to Mr. Burst, (ii) $70,500 of deferred salary owed to Mr. Burst (see “Executive Officer Base Salaries” below), (iii) $28,283 of health insurance coverage for Mr. Burst and his family, and (iv) $2,178 of life insurance premiums paid by us.

3) Represents $31,912 of health insurance coverage for Mr. Beath and his family and $37,500 of deferred salary owed to Mr. Beath. See “Executive Officer Base Salaries” below.

4) Represents $26,846 of health insurance coverage for Mr. Beath and his family and $37,500 of deferred salary owed to Mr. Beath. See “Executive Officer Base Salaries” below.

5) Represents the grant date fair value for options granted as compensation for employment services. Key assumptions used in determining the fair value (pursuant to ASC 718) of these options include the following:

Measurement date(s):	January 22, 2014	May 22, 2014
Fair value per option:	$0.041	$0.136
Risk-free interest rate:	0.65%	0.59%
Dividend yield:	-	-
Volatility factor:	1.16	1.25
Expected option life:	5 years	5 years

Executive Officer Base Salaries

For the fiscal year ended December 31, 2011, Mr. Burst’s and Mr. Beath’s annual base salaries were $400,000 and $175,000, respectively. In May 2011, the Company instituted a policy pursuant to which all employees, including our named executive officers (“NEOs”), agreed to defer receipt of earned salary until further notice. Since May 2011, Messrs. Burst and Beath have continually deferred their earned salaries at various deferral levels. In general, the portion of earned salary deferred by both Messrs. Burst and Beath has been at least 25%. In addition, starting in 2013, the basis for earned salary accruals for Messrs. Burst and Beath was reduced to $282,000 and $150,000, respectively. For 2014, cash received for salaries for Messrs. Burst and Beath was $178,962 and $112,500, respectively.

Outstanding Equity Awards at 2014 and 2013 Fiscal Year-End

The following table provides information on all restricted stock, stock options and stock appreciation rights awards (if any) held by our NEOs as of December 31, 2014 and as of December 31, 2013.

	Option Awards (as of December 31, 2014)				Option Awards (as of December 31, 2013)
Name	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Jonathan R. Burst	7,401,200	-	$0.05	1/31/2019	-	-	NA	NA
	5,000,000	-	$0.15	5/22/2019	-	-	NA	NA
	-	-	NA	NA	780,000	-	$0.13	12/31/2014
	-	-	NA	NA	1,040,000	-	$0.24	12/31/2014
	-	-	NA	NA	4,600,000	-	$0.48	12/31/2014
	-	-	NA	NA	10,000	-	$0.09	12/31/2014

Stuart D. Beath	3,000,000	-	$0.05	1/31/2019	-	-	NA	NA
	3,000,000	-	$0.15	5/22/2019	-	-	NA	NA
	-	-	NA	NA	200,000	-	$0.25	8/2/2014
	-	-	NA	NA	1,352,000	-	$0.48	12/31/2014

2014 and 2013 Director Compensation

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

However, during 2013, the Company and the Board undertook a review of its Director compensation policy. This review was not finalized during 2013. During 2014, the Company addressed its Director compensation policy with grants of stock options to Board members. Future Board compensation will be determined on a case by case basis.

Board members are also eligible to receive discretionary grants of common stock under the Consultant and Employee Stock Compensation Plan and grants of stock options, stock appreciation rights and restricted stock pursuant to the Amended and Restated LTIP.

The following table provides information related to the compensation of our non-NEO Directors for fiscal 2014 and 2013. For information regarding our Chairman and Chief Executive Officer’s 2014 and 2013 compensation, see the 2014 Summary Compensation table.

Name	Year	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Rex Carr (1)	2014	$-	$435,974 (2)	$-	$435,974
	2013	-	-	-	-

Michael Gianino (3)	2014	-	156,195 (2)	-	156,195
	2013	-	-	-	-

David B. Norris (4)	2014	-	172,895 (2)	-	172,895
	2013	-	-	-	-

(1) Mr. Carr’s Company equity holdings as of December 31, 2014 and 2013 includes 23,820,298 and 17,320,298 shares, respectively, of restricted common stock owned by R.C. Holding Company, of which Mr. Carr is a Director, President and 41% stockholder. Mr. Carr is deemed to be the beneficial owner of these shares. Mr. Carr also owned 125,000 shares of common stock as of both December 31, 2014 and 2013, and 8,324,901 and 4,824,901 shares, respectively, of restricted common stock as of December 31, 2014 and 2013. Mr. Carr also had 4,321,960 and 700,760 vested options/warrants to purchase shares of our common stock as of December 31, 2014 and 2013, respectively, and 10,000 restricted common shares as of both December 31, 2014 and 2013, obtained from Board services provided from 2002 to date.

(2) Represents the grant date fair value for options granted as compensation for Board services. Key assumptions used in determining the fair value (pursuant to ASC 718) of these options include the following:

Measurement date(s):	January 22, 2014	May 22, 2014
Fair value per option:	$0.041	$0.136
Risk-free interest rate:	0.65%	0.59%
Dividend yield:	-	-
Volatility factor:	1.16	1.25
Expected option life:	5 years	5 years

(3) Mr. Gianino’s Company equity holdings as of both December 31, 2014 and 2013 include 2,830,893, shares of common stock. Mr. Gianino also held 1,500,000 and 10,000 vested options to purchase shares of our common stock as of December 31, 2014 and 2013 for Board services provided from 2012 to date. Mr. Gianino also held 250,000 vested warrants to purchase shares of our common stock as of December 31, 2014 and 2013, respectively.

(4) Mr. Norris’ Company equity holdings as of December 31, 2014 and 2013 include 3,744,425 and 1,244,425 shares, respectively, of restricted common stock. Mr. Norris also held 1,927,840 and 98,640 vested options to purchase shares of our common stock as of December 31, 2014 and 2013, respectively, and 10,000 restricted common shares obtained from Board services provided from 2000 to the respective date as of both December 31, 2014 and 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the ownership of our common stock as of March 27, 2015 by (i) each person known by us to own beneficially more than 5% of our common stock; (ii) each Director of the Company; (iii) each executive officer named in the Summary Compensation Table (see “Executive Compensation”); and (iv) all Directors and executive officers of the Company as a group. This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

	As of March 27, 2015
Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	% of Common Stock (2)

Jonathan R. Burst (3)	15,121,677	6.98%
Stuart D. Beath (4)	6,349,024	3.03%
Rex Carr (5)	36,602,159	17.59%
Michael Gianino (6)	4,580,893	2.23%
David B. Norris (7)	5,682,265	2.76%
All directors and executive officers as a group (5 persons) (8)	68,336,018	29.65%
John M. Hennessy (9)	14,127,320	6.68%

(1) Unless otherwise indicated, the principal address of each of the stockholders named in this table is: c/o Fuel Performance Solutions, Inc., 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105.

(2) The number of shares beneficially owned includes shares of common stock that the owner or owners had the right to acquire on or within 60 days of March 27, 2015, including through the exercise of options or warrants. Also included are restricted shares of common stock, over which the owner or owners have voting power, but no investment power. Calculation based on 203,758,698 common shares outstanding as of March 27, 2015 and calculated in accordance with Rule 13d-3 under the Exchange Act.

(3) Includes 52,000 restricted shares of common stock owned by Burcor Capital, LLC, of which Mr. Burst is an executive officer, as of March 27, 2015. Mr. Burst is deemed to be the beneficial owner of such shares. It also includes 12,734,533 shares issuable upon the exercise of options/warrants as of March 27, 2015.

(4) Represents 349,024 shares of common stock as of March 27, 2015, and 6,000,000 shares issuable upon exercise of options as of March 27, 2015, respectively.

(5) Includes 23,820,298 shares of restricted common stock owned by R.C. Holding Company, of which Mr. Carr is a director, President and 41% stockholder, as of March 27, 2015. Mr. Carr is deemed to be the beneficial owner of these shares. Also includes 125,000 shares of common stock as of March 27, 2015, and 8,324,901 shares of restricted common stock owned by Mr. Carr as of March 27, 2015. Amount also includes 4,321,960 shares issuable upon exercise of options/warrants as of March 16, 2015; and 10,000 restricted common shares as of March 27, 2015, obtained from Board services provided from 2002 to date.

(6) Represents 2,830,893 shares of common stock as of March 27, 2015, and 1,750,000 shares issuable upon exercise of options/warrants as of March 27, 2015.

(7) Represents 3,754,425 shares of common stock as of March 27, 2015, and 1,927,840 shares issuable upon exercise of options as of March 27, 2015.

(8) Includes 20,734,333 shares issuable upon exercise of options/warrants as of March 27, 2015.

(9) Represents 6,437,500 shares of common stock held directly by Mr. Hennessy and 7,689,820 shares issuable upon exercise of warrants held directly by Mr. Hennessy as of March 27, 2015. Mr. Hennessy’s principal address is 47 West Lake Road, Tuxedo Park, NY 10987.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2014

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders (1) (2)	64,056,124	$0.12	608,040
Total	64,056,124	$0.12	608,040

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

(2) See Note 3. Stockholders’ Equity (Deficit) and Note 4. Stock Options to our financial statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of the Company and a holder of over 5% of our common stock. See Equity Commitment in Note 5 to our financial statements. Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in our stock, at such time or times as we may request, in the form of a purchase or purchases of our restricted common stock. We may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of shares of our restricted common stock equal to the value of the investment then provided to us. The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on OTC Market Group’s OTCQB marketplace on the date of the sale. There is no stipulation regarding the duration of this commitment. The total amount available under this commitment is $500,000 as of December 31, 2014.

On February 6, 2014, in exchange for the cancellation of a cumulative $500,000 loan balance with Mr. Carr, we agreed to sell 10,000,000 restricted shares of our common stock to Mr. Carr (or entities controlled by Mr. Carr). No principal or interest relating to the cancelled loan balance was paid by us.

On February 4, 2013, David B. Norris, a Director of the Company, loaned us $50,000. The terms of this loan did not require the payment of interest and did not require repayment of the principal by a certain date. On February 6, 2014, in exchange for the cancellation of this $50,000 loan with Mr. Norris, we agreed to sell 2,500,000 restricted shares of our common stock to Mr. Norris. No principal or interest relating to the cancelled loan was paid by us.

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

Item 14. Principal Accountant Fees and Services

Services Provided by our Independent Registered Public Accountants

MaloneBailey, LLP served as our independent registered public accountants for the fiscal years ended December 31, 2014 and 2013. Aggregate fees for professional services rendered for the Company by MaloneBailey, LLP for the fiscal years ended December 31, 2014 and 2013 were as follows:

	Fiscal year ended December 31,
	2014	2013

Audit fees	$52,500	$35,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$52,500	$35,000

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of the financial statements included in our quarterly reports on Form 10-Q for the quarterly periods during the 2014 and 2013 fiscal years.

Audit-related Fees

During the 2014 and 2013 fiscal years, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above. Therefore, there were no audit-related fees billed or paid during the 2014 and 2013 fiscal years.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2014 and 2013, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2014 and 2013 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

Audit Committee Pre-approval Policies and Procedures

The Audit Committee has certain policies and procedures in place requiring the pre-approval of audit and non-audit services to be performed by our independent registered public accountants. Such pre-approval can be given as part of the Audit Committee’s approval of the scope of the engagement of the independent public registered accountants or on an individual basis. The approved non-audit services must be disclosed in our periodic reports filed with the SEC. The Audit Committee can delegate the pre-approval of non-auditing services to one or more of its members, but the decision must be presented to the full Audit Committee at the next scheduled meeting. The charter prohibits us from retaining our independent registered public accounting firm to perform specified non-audit functions, including (i) bookkeeping, financial information systems design and implementation; (ii) appraisal or valuation services, fairness opinions, or contribution-in-kind reports; (iii) actuarial services; and (iv) internal audit outsourcing services. All work performed by our independent registered public accountants for us in 2014 and 2013 was pre-approved by the Audit Committee.

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

The following exhibits are filed as part of the report or are incorporated by reference:

EXHIBITS

3.1

Articles of Incorporation of the Company and all amendments (Filed as Exhibit 3.1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

3.2

Certificate of Amendment to Articles of Incorporation of the Company (Filed as Exhibit 3.2 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference).

3.3	By-laws of the Company (Filed as Exhibit 3.2 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

4.1

Form of 10% Senior Convertible Note issued to the Purchasers under the Securities Purchase Agreement, dated August 22, 2014 (Filed as Exhibit 4.1 to the registrant’s current report on Form 8-K filed on August 28, 2014 and incorporated herein by reference).

4.2

Form of Warrant issued to the Purchasers under the Securities Purchase Agreement, dated August 22, 2014 (Filed as Exhibit 4.2 to the registrant’s current report on Form 8-K filed on August 28, 2014 and incorporated herein by reference).

4.3

Form of Warrant issued to the Benchmark Company LLC and its affiliates, dated August 22, 2014 (Filed as Exhibit 4.3 to the registrant’s registration statement on Form S-1/A filed on November 6, 2014 and incorporated herein by reference).

10.1

Form of Registration Rights Agreement issued to the Purchasers under the Securities Purchase Agreement, dated August 22, 2014 (Filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on August 28, 2014 and incorporated herein by reference).

10.2	Consultant and Employee Stock Option Plan (Filed as Exhibit 10 to the registrant’s registration statement on Form S-8 filed on February 7, 2000 and incorporated herein by reference). *

10.3	Long Term Incentive Plan (Filed as Exhibit 10.2 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference). *

10.4	Amended and Restated Long Term Incentive Plan (Filed as Exhibit 10.3 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference). *

10.5

Form of Amended and Restated Long Term Incentive Plan Stock Option Agreement (Filed as Exhibit 10.4 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference). *

10.6	Form of Stock Option Agreement (Filed as Exhibit 10.5 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference). *

10.7	Jonathan R. Burst Employment Agreement (Filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 13, 2009 and incorporated herein by reference). *

10.8	Stuart D. Beath Employment Agreement (Filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on November 13, 2009 and incorporated herein by reference). *

10.9

Non-Statutory Stock Option Agreement between the Company and Stuart D. Beath, dated July 2, 2007 (Filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on July 3, 2007 and incorporated herein by reference). *

10.10

Equity Investment Commitment between Rex Carr and the Company dated December 11, 2007 (Filed as Exhibit 10.12 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007, incorporated herein by reference).

10.11	Form of Securities Purchase Agreement, dated August 22, 2014 (Filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 28, 2014 and incorporated herein by reference).

14	Code of Business Conduct and Ethics (Filed as Exhibit 14 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2005, incorporated herein by reference).

21	Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.LAB	XBRL Taxonomy Extension Labe Linkbase

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

______________

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

FUEL PERFORMANCE SOLUTIONS, INC. (Registrant)

By:	/s/ Jonathan R. Burst	Date: March 31, 2015
Jonathan R. Burst
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jonathan R. Burst	Date: March 31, 2015
Jonathan R. Burst
Chairman of the Board and Chief Executive Officer (Principal executive officer)

By:	/s/ Stuart D. Beath	Date: March 31, 2015
Stuart D. Beath
Chief Financial Officer (Principal financial and accounting officer)

By:	/s/ Rex Carr	Date: March 31, 2015
Rex Carr
Director

By:	/s/ Michael Gianino	Date: March 31, 2015
Michael Gianino
Director

By:	/s/ David B. Norris	Date: March 31, 2015
David B. Norris
Director

FUEL PERFORMANCE SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Fuel Performance Solutions, Inc.

St. Louis, Missouri

We have audited the accompanying balance sheets of Fuel Performance Solutions, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the related results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

March 31, 2015

FUEL PERFORMANCE SOLUTIONS, INC.

BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$530,201	$216,913
Accounts receivable	338,572	10,781
Inventory	80,247	33,784
Deferred financing cost	127,555	-
Prepaid expenses and other assets	38,937	28,284
Total current assets	1,115,512	289,762

Goodwill	2,211,805	2,211,805

Total assets	$3,327,317	$2,501,567

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$507,044	$350,984
Accrued compensation	787,026	742,465
Note payable to related parties	-	550,000
Deferred revenue	-	2,998,242
Derivative liability	457,380	-
Other accrued expenses	190,000	190,000
Total current liabilities	1,941,450	4,831,691

Convertible note payable, net of discount of $550,975 and $0, respectively	541,525	-
Convertible note payable – related party, net of discount of $28,999 and $0, respectively	28,501	-
Accrued interest	39,917	-
Accrued interest – related party	2,101	-
Deferred rent	10,028	12,573
Deferred income taxes	723,000	723,000
Total long term liabilities	1,345,072	735,573

Total liabilities	3,286,522	5,567,264

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $0.01 par value, 350,000,000 and 250,000,000 shares authorized; 203,758,698 and 158,280,604 (net of 1,440,000 shares held in treasury stock) shares issued and outstanding at December 31, 2014 and 2013, respectively	2,051,987	1,597,206
Treasury stock	(664,600)	(664,600)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	72,258,932	67,949,067
Accumulated deficit	(72,785,601)	(71,127,447)
Total stockholders’ equity (deficit)	40,795	(3,065,697)

Total liabilities and stockholders’ equity (deficit)	$3,327,317	$2,501,567

See accompanying Notes to Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014	Year Ended December 31, 2013

Net revenues	$1,726,619	$704,189

Operating expenses
Cost of operations	1,269,081	603,189
Selling, general and administrative expense	4,685,844	1,351,006
Research and development expense	24,090	80,689
Gain on accounts payable write off	(59,899)	-
Gain on deferred revenue write off	(2,998,242)	-
Total operating expenses	2,920,874	2,034,884
Net loss from operations	(1,194,255)	(1,330,695)

Interest income (expense), net	(191,247)	99
Gain on derivative liability	114,848	-
Loss on conversion of debt from related party	(387,500)	-

Net loss before income taxes	(1,658,154)	(1,330,596)
Income tax provision	-	64,000

Net loss	$(1,658,154)	$(1,394,596)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted-average common shares outstanding, basic and diluted	196,487,778	133,559,623

See accompanying Notes to Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2012	127,050,284	$1,270,503	$(664,600)	$(819,923)	$67,376,738	$(69,732,851)	$(2,570,133)
Issuance of stock for cash	32,482,820	324,828	-	-	557,329	-	882,157
Issuances of stock for services	187,500	1,875	-	-	15,000	-	16,875
Net loss	-	-	-	-	-	(1,394,596)	(1,394,596)
Balance, December 31, 2013	159,720,604	$1,597,206	$(664,600)	$(819,923)	$67,949,067	$(71,127,447)	$(3,065,697)
Issuance of stock for cash	31,978,094	319,781	-	-	516,274	-	836,055
Issuance of stock for conversion of debt from related parties	12,500,000	125,000	-	-	812,500	-	937,500
Issuances of stock for services	1,000,000	10,000	-	-	60,000	-	70,000
Expense relating to stock option grants	-	-	-	-	2,921,091	-	2,921,091
Net loss	-	-	-	-	-	(1,658,154)	(1,658,154)
Balance, December 31, 2014	205,198,698	$2,051,987	$(664,600)	$(819,923)	$72,258,932	$(72,785,601)	$40,795

See accompanying Notes to Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(1,658,154)	$(1,394,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	170,875	-
Non-cash stock-based compensation	70,000	16,875
Non-cash option expense	2,921,091	-
Gain on deferred revenue write off	(2,998,242)	-
Gain on derivative liability	(114,848)	-
Gain on accounts payable write off	(59,899)	-
Loss on conversion of debt from related party	387,500	-
Amortization of debt discount	112,704	-
Amortization of deferred financing cost	36,995	-
Deferred income tax provision	-	64,000
Change in assets and liabilities:
Accounts receivable	(498,666)	101,393
Inventory	(46,463)	26,445
Prepaid expense and other assets	(10,653)	(2,327)
Accounts payable	215,959	(76,884)
Accrued interest payable	39,917	-
Accrued interest payable – related party	2,101	-
Accrued compensation	44,561	199,997
Deferred rent	(2,545)	(1,493)
Net cash used in operating activities	(1,387,767)	(1,066,590)

Cash flows from financing activities
Gross proceeds from issuance of convertible note	950,000	-
Gross proceeds from issuance of convertible note – related party	50,000	-
Proceeds from issuance of note payable to related parties	-	450,000
Principal payments on debt due to related party	-	(100,000)
Payments made for deferred financing cost	(135,000)	-
Proceeds from issuance of common stock	836,055	882,157
Net cash provided by financing activities	1,701,555	1,232,157

Net increase in cash and cash equivalents	313,288	165,567
Cash and cash equivalents, beginning	216,913	51,346
Cash and cash equivalents, ending	$530,201	$216,913

Supplemental disclosure of cash flow information:
Cash paid during the year ended December 31:
Interest	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Conversion of related party notes to common stock	$550,000	$-
Debt discount due to derivative liability	$295,773	$-
Debt discount due to warrant issued with convertible note	$246,905	$-

Convertible note original issuance cost	$150,000	$-
Deferred financing cost due to derivative liability for warrant	$29,550	$-

See accompanying Notes to Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

Note 1. Nature of Business and Significant Accounting Policies

Nature of Business

Fuel Performance Solutions, Inc. (the “Company,” “we,” “us” or “our”) is a company that was incorporated under the laws of the State of Nevada on April 9, 1996. On February 5, 2014, the Company changed its name from International Fuel Technology, Inc. to Fuel Performance Solutions, Inc. We have developed a family of fuel additive product formulations. These unique fuel blends have been created to improve fuel economy, enhance lubricity (reducing engine wear and tear) and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuels. We began transitioning from a development stage technology company to a commercial entity during 2002 and have been increasing our product marketing and sales efforts since. We are now focused on continuing to develop the body of evidence of the efficacy of our products applicable to a wide range of markets and industries within these markets through additional industry specific laboratory testing and customer field-based demonstration testing. In addition, we are continuing to strengthen our distributor and customer contact base. Marketing and sales efforts, in conjunction with the additional industry specific testing, will complete our transition to a commercial enterprise.

During 2014, our net revenues were split in the following manner: 3% to United States end-user customers and 97% to international distributors and end-user customers. 88% of our net revenues for 2014 were concentrated among 2 customers.

During 2013, our net revenues were split in the following manner: 9% to United States end-user customers and 91% to international distributors and end-user customers. 92% of our net revenues for 2013 were concentrated among 5 customers.

At December 31, 2014, 82% of our accounts receivable balance was attributable to 4 customers. At December 31, 2013, 100% of our accounts receivable balance was attributable to 3 customers.

Customers whose revenues exceeded 10% of our total revenues for 2014 and 2013 are listed below:

Customer Name	2014	2013

Nordmann, Rassmann	75%	74%
Unipart Group	13%	-
Next Group Brazil	-	12%

Net revenues related to shipments into various foreign countries were $1,669,037 and $640,004 during 2014 and 2013, respectively. The following table breaks out net revenues by foreign country:

Country	2014	2013

Brazil	$-	$88,361
Czech. Republic	127,980	139,640
Cyprus	5,665	12,175
France	29,843	14,495
Germany	1,103,970	310,649
Romania	68,336	68,631
United Kingdom	333,243	6,053
	$1,669,037	$640,004

We currently utilize Brenntag AG (“Brenntag) as our contracted product manufacturer. Brenntag independently purchases required raw materials to manufacture our product. For the years ended December 31, 2014 and 2013, 100% of our product manufacturing has been handled by Brenntag.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. We place our cash with high credit quality financial institutions. At times such cash may be in excess of the Federal Deposit Insurance Corporation ("FDIC") limit. With respect to trade receivables, we routinely assess the financial strength of our customers and, as a consequence, believe that our receivable credit risk exposure is limited.

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

Beginning in May 2013, as an effort to address our outstanding payable balance with and at the request of our product manufacturer, our non-United States customers began remitting receivable payments directly to our product manufacturer in lieu of remitting payment directly to us. Under this arrangement, we still maintained the risks and benefits related to sending the product to each customer and thus recorded sales revenues (and associated cost of sales) applying the gross reporting treatment for each transaction pursuant to the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC 605-45, “Principal Agent Considerations.” During the first quarter of 2014, we once again began collecting payments directly from our non-United States customers and paying our product manufacturer separately for the corresponding cost of manufactured goods.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and temporary investments with a maturity of three months or less. We maintain cash in a bank account, which, at times, exceeds federally insured limits. We have experienced no losses relating to these excess amounts of cash in a bank.

We utilize a cash management program that assesses daily cash requirements. Excess funds are invested in overnight repurchase agreements backed by United States Treasury securities. Repurchase agreements are not deposits, are not insured or guaranteed by the United States government, the FDIC or any other government agency, and involve investment risk including possible loss of principal.

In addition, during 2014, we established a bank facility that has the functionality to hold cash in various international denominations. As of December 31, 2014, we only had international funds held in euros. The balance of this euro account was marked-to-market as of December 31, 2014.

Accounts Receivable

An allowance for doubtful accounts is maintained at a level we believe sufficient to cover potential losses based on historical trends and known current factors impacting our customers. We have determined that an allowance for doubtful accounts was not necessary as of December 31, 2014 and 2013. We did, however, write off $170,875 of accounts receivable from 2013 and 2014 that was expensed in 2014.

Inventory

Inventory, which consists solely of finished product, is valued at the lower of cost or market, based on the first-in, first-out (“FIFO”) method, or market, and reflects the purchased cost from vendors. Although we maintain minimal inventory levels in the United States at external storage facilities, the majority of our inventory is manufactured based on customer demand and immediately shipped to customers upon completion. The raw material components required to manufacture our products reside at our product manufacturer’s facilities and are not owned by us.

Goodwill

We account for goodwill and intangible assets in accordance with ASC 350 "Intangibles-Goodwill and Other" ("ASC 350"). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

We completed an evaluation of goodwill at December 31, 2014 and 2013 and determined that there was no impairment. We employed a qualitative evaluation for the 2014 and 2013 analyses.

Income Taxes

We account for income taxes utilizing ASC 740, “Income Taxes.” ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry-forwards, and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not included in the measurement. We recognize the amount of taxes payable or refundable for the current year and recognize deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in our financial statements or tax returns. We currently have substantial net operating loss (“NOL”) carry-forwards. We have recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Research and Development

Research and development costs are expensed as incurred. Expense for services received from external vendors for 2014 and 2013 was $24,090 and $80,689, respectively.

Advertising Expenses

Advertising costs are expensed as incurred and amounted to $173,763 and $56,219 in 2014 and 2013, respectively.

Basic and Diluted Net Earnings (Loss) Per Common Share

We account for earnings per share pursuant to ASC 260, “Earnings per Share,” which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net loss for the periods, basic and diluted loss per share is the same for the years ended December 31, 2014 and 2013, respectively.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in our statements of operations. For stock-based derivative financial instruments, we use a Lattice Model option pricing model, in accordance with ASC 815-15, “Derivatives and Hedging,” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in our balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value as of December 31, 2014, and December 31, 2013:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
December 31, 2014
Derivative liability	$-	$-	$457,380	$457,380
December 31, 2013
Derivative liability	$-	$-	$-	$-

Employee Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718). ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

Non-Employee Stock-Based Compensation

We account for stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”), which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

During the third quarter of 2014, we raised funds with the issuance of a convertible note. We have been funded since inception primarily by unregistered sales of Company restricted stock, generally to existing shareholders. We believe we still have access to capital from existing shareholders and in addition, management is in the process of executing a plan that we believe will provide us with sufficient funds to allow us to operate through the end of the third quarter of 2015. Specifically, management is currently in discussions with its investment banker and with a strategic investor regarding an equity investment that would allow us to operate for the foreseeable future. However, we can make no assurances that additional capital will be available to us from these sources. Therefore, if we are unable to secure additional capital, we will need to curtail operations.

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent. Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock. The remaining $350,000 obligation was reflected as a current accrued expense. Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations. During 2009 and 2010, we made payments totaling $160,000 to the prior Blencathia owner. We did not make any payments to the prior Blencathia owner during 2011, 2012, 2013 or 2014. The related current accrued expense balance remains at $190,000 at the end of 2014. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.

During 2014, we sold an aggregate total of 31,978,094 shares to accredited investors which yielded aggregate proceeds of $836,055.

During 2013, we sold an aggregate total of 32,482,820 shares to accredited investors which yielded aggregate proceeds of $882,157.

A detachable warrant to purchase a share of our common stock accompanied certain share purchases in these offerings. The 4,875,000 aggregate warrants issued during 2013 each have an exercise price of $0.10 and were exercisable immediately and up to 5 years.

On April 12, 2013, our Board of Directors (the “Board”) authorized and approved the extension of expiration date and change of exercise price for 2,000,000 investor warrants granted to a warrant holder for the purchase of the Company’s common stock. The outstanding share purchase warrants originally had a March 23, 2014 expiration date and an exercise price of $0.25. Now the warrant shall expire on April 11, 2018 with an exercise price of $0.25. We analyzed the modification under ASC 718 and ASC 505 and determined no gain or loss is recognized upon the modification due to the warrant having been issued to an investor and investor awards are not subject to either ASC 718 or ASC 505.

During 2014, we issued 6,666,667 investor warrants pursuant to a convertible note financing and an additional 800,000 warrants for the placement agent that secured the convertible note financing. See Note 6. Convertible Note Payable. During 2014, we also issued 1,418,987 investors warrants pursuant to certain prior investor warrant issuances that are subject to dilutive adjustments for share issuances (full ratchet reset features) tied to future issuances of our equity securities.

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

During 2014, 1,000,000 restricted shares were issued to a Director for services which resulted in $70,000 of non-cash stock-based compensation expense. No shares were issued to Directors for Director-related services in 2013.

As of December 31, 2014 and 2013, we have 28,156,404 and 21,595,750 warrants outstanding, respectively. These warrants were issued as part of equity funding efforts that occurred in 2009, 2011, 2012, 2013 and 2014.

Year Warrants Issued	No. of Warrants Issued	Warrant Exercise Price	Warrant Expiration Date

2009	2,325,000	$0.25	2014
2009	2,000,000	$0.15	2018
2011	2,570,750	$0.25	2016
2011	250,000	$0.25	2013
2012	9,825,000	$0.10	2017
2013	4,875,000	$0.10	2018
2014	7,466,667	$0.12	2019
2014	1,418,987	$0.15	2018

No warrants were exercised during 2014 or 2013.

Further information relating to warrants is as follows:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Remaining
	Shares	Price	Life
Outstanding at December 31, 2012	16,970,750	$0.16	3.55
Granted	4,875,000	$0.10	4.26
Expired	(250,000)	$0.25	-
Outstanding at December 31, 2013	21,595,750	$0.15	3.35
Granted	8,885,654	$0.12	4.42

Expired	(2,325,000)	$0.25	-
Outstanding at December 31, 2014	28,156,404	$0.12	3.26

The intrinsic value (difference between the warrant exercise price and our stock share price) attributable to warrants issued was $0 at both December 31, 2014 and 2013.

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

The following tables summarize information about stock options issued to employees and Directors during the 2 years ended December 31, 2014:

	Shares	Exercise price per share	Weighted-average exercise price	Aggregate intrinsic value

Outstanding at December 31, 2012	11,497,120	$0.09-0.96	$0.43

Expired	(2,008,000)	$0.21-0.96	$0.53
Outstanding at December 31, 2013	9,489,120	$0.09-0.50	$0.41

Granted	30,276,000	$0.05-0.15	$0.10
Cancelled	(7,070,400)	$0.09-0.50	$0.39
Expired	(2,220,000)	$0.18-0.48	$0.46
Outstanding at December 31, 2014	30,474,720	$0.05-0.50	$0.10	$404,337

Options exercisable at December 31, 2014	27,641,386	$0.05-0.50	$0.10
Options exercisable at December 31, 2013	9,489,120	$0.09-0.50	$0.41

The following table summarizes information about employee stock options outstanding at December 31, 2014:

	Options outstanding			Options exercisable
Exercise price range	Number outstanding at December 31, 2014	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Number exercisable at December 31, 2014	Weighted-average exercise price

$0.05 - $0.25	30,348,880	4	$0.10	27,515,546	$0.10

$0.26 - $0.50	125,840	1	$0.44	125,840	$0.44

	30,474,720	4	$0.10	27,641,386	$0.10

The following table summarizes information about employee stock options outstanding at December 31, 2013:

	Options outstanding			Options exercisable
Exercise price range	Number outstanding at December 31, 2013	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Number exercisable at December 31, 2013	Weighted-average exercise price

$0.09 - $0.25	2,435,760	1	$0.20	2,435,760	$0.20

$0.26 - $0.50	7,053,360	1	$0.48	7,053,360	$0.48

	9,489,120	1	$0.41	9,489,120	$0.41

The following table summarizes information about stock options issued to non-employees during the 2 years ended December 31, 2014:

	Shares	Exercise price per share	Weighted-average exercise price	Aggregate intrinsic value

Outstanding at December 31, 2012	4,781,599	$0.25-0.96	$0.49

Expired	(644,000)	$0.25-0.96	$0.57
Outstanding at December 31, 2013	4,137,599	$0.25-0.50	$0.46

Granted	5,730,000	$0.05-0.25	$0.18
Cancelled	(1,907,000)	$0.10-0.48	$0.37
Expired	(2,535,599)	$0.25-0.50	-
Outstanding at December 31, 2014	5,425,000	$0.05-0.25	$0.19	$8,700

Options exercisable at December 31, 2014	5,425,000	$0.05-0.25	$0.19
Options exercisable at December 31, 2013	4,132,399	$0.25-0.50	$0.46

Stock option expense recorded in 2014 and 2013 is as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Awards to employees/Directors	$2,492,541	$-
Awards to non-employees	428,550	-
Total stock option expense	$2,921,091	$-

Employee and Director Awards

During 2014, we issued 22,651,200 options to employees and 7,624,800 options to Directors for Director-related services. These option grants were issued in conjunction with the cancellation of 7,070,400 options that had previously been issued to employees and Directors. We calculated the fair value of the to-be cancelled options on the cancellation date and netted the fair value against the fair value of the new grant options. The cancellation of these options resulted in $36,446 of stock option expense reversal. In addition, 2,220,000 fully vested options previously granted to employees and Directors (in their capacity as Directors) expired during 2014.

During 2013, we did not grant any options to employees or to Directors in their capacity as Directors. In addition, 2,008,000 fully vested options previously granted to employees and Directors (in their capacity as Directors) expired during 2013.

The following table provides the primary assumptions used to value employee and Director non-cash stock-based compensation for the years indicated:

	Year Ended December 31, 2014	Year Ended December 31, 2013

Weighted-average fair value of options granted	$0.09	NA
Weighted-average assumptions:
Risk-free interest rate	0.67%	NA
Dividend yield	-	NA
Expected volatility	1.92	NA
Expected option life (years)	5	NA

As of December 31, 2014, there was $149,671 of total unrecognized compensation cost related to outstanding options granted to employees and Directors. As of December 31, 2013, there was $0 of total unrecognized compensation cost related to outstanding options granted to employees and Directors as all options previously granted to employees and Directors were fully vested as of December 31, 2013.

Non-employee awards

During 2014, we granted 5,730,000 stock options to non-employees. We also cancelled 1,907,000 stock options previously granted to non-employees, resulting in $3, 653 of stock option expense reversal. 2,535,599 fully vested options previously granted to non-employees expired in 2014.

We did not grant any stock options to non-employees during 2013. However, 644,000 fully vested options previously granted to non-employees expired in 2013.

We did not receive proceeds for stock options exercised during 2014 or 2013, as no options were exercised.

Services performed by non-employees who were granted options include product/distribution consulting, technology consulting, investor relations and legal services. The weighted-average fair value for such options that have had a fair value calculation applied ($0.08 for 2014 and NA for 2013) was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used for the 2014 grants: risk-free interest rate of 0.43%, volatility factor of 2.13, and a weighted-average expected life of the option of approximately 4.40 years.

The weighted-average remaining contractual term (in years) of the non-employee options outstanding at December 31, 2014 and 2013 is 2.57 and 0.73, respectively.

The aggregate intrinsic value (defined as the excess of the market price of our common stock as of the end of the period over the exercise price of the related stock options) for all stock options (employee, Director and non-employee) outstanding and exercisable as of December 31, 2014 and 2013 was $413,037 and $0 for the respective periods.

Note 5. Equity Commitment and Related Party Transactions

On August 22, 2014, the Company borrowed $50,000 from Jonathan Burst, our Board chairman and Chief Executive Officer. This loan was pursuant to the convertible note payable transaction discussed in Note 6. Convertible Note Payable below.

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of the Company and a holder of over 5% of our common stock. Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in the Company, at such time or times as we may request, in the form of a purchase or purchases of our restricted common stock. We may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of our shares of restricted common stock equal to the value of the investment then provided to us. The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on OTC Market Group’s OTCQB marketplace on the date of the sale. There is no stipulation regarding the duration of this commitment. As of December 31, 2014, $500,000 remains available under this equity commitment.

As of December 31, 2013, the Company owed $500,000 to Mr. Carr. The terms of the loans associated with this cumulative loan balance did not require the payment of interest and did not require repayment of the principal by a certain date. On February 6, 2014, we issued 10,000,000 restricted shares of Company common stock in exchange for the cancellation of this note payable from a related party in the aggregate (face amount) of $500,000. The fair value of the shares issued based on the February 6, 2014 closing price of our stock ($0.075) was $750,000. This conversion of notes payable from a related party to restricted shares of our common stock was treated separately from the equity commitment in place with Mr. Carr.

On February 4, 2013, David B. Norris, a Director of the Company, loaned us $50,000. The terms of this loan did not require the payment of interest and did not require repayment of the principal by a certain date. This loan was converted to 2,500,000 shares of the Company’s common stock on February 6, 2014. The fair value of the shares issued based on the February 6, 2014 closing price of our stock ($0.075) was $187,500.

In conjunction with the conversion of Mr. Carr’s and Mr. Norris’ notes payable from a related party to equity, we recorded a $387,500 loss on the conversion of related party notes to our income statement during the twelve months ended December 31, 2014.

In 2013, we received $450,000 of advances from related parties and made payments to related parties of $100,000. The advances were received from the following: Mr. Carr ($350,000), Mr. Norris ($50,000) and Mr. Burst ($50,000). The payments made (in aggregate) to related parties during 2013 consisted of the following: Mr. Carr ($50,000) and Mr. Burst ($50,000).

Note 6. Convertible Note Payable

On August 22, 2014 (the “Closing Date”), we closed a financing transaction by entering into a Securities Purchase Agreement dated August 22, 2014 (the “Securities Purchase Agreement”) with certain funds and investors signatory to such Securities Purchase Agreement (the “Purchasers”) for an aggregate subscription amount of $1,000,000 (the “Purchase Price”) of which $50,000 is from a related party. Pursuant to the Securities Purchase Agreement, we issued the following to the Purchasers: (i) 10% Convertible Promissory Notes with an aggregate principal amount of $1,150,000 (the “Notes”), and (ii) warrants to purchase an aggregate of 6,666,667 shares of the Company’s common stock, par value $0.01 per share, for an exercise price of $0.12 per share for a period of five (5) years from the effective date of the registration statement (the “Warrants”).

We recorded $150,000 of original issuance cost related to this transaction, which we have recorded as debt discount.

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

Registration Rights Agreement

In connection with the sale of Notes and Warrants pursuant to the Securities Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company agreed to register all of the shares of common stock underlying the Notes and the shares of common stock underlying the Warrants (together, the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC within thirty (30) calendar days following the Closing Date (the “Filing Deadline”) and to use its best efforts to cause the Registration Statement to be declared effective under the Securities Act within 100 calendar days following the Closing Date (the “Effectiveness Deadline”). The Registration Statement became effective November 26, 2014.

Deferred Financing Cost

In connection with the convertible note transaction explained above, the Company paid $55,000 for legal fees and $80,000 for placement agent fees. In addition, $29,550 was also recorded to deferred financing costs related to the fair value valuation of the placement agent warrants. $36,995 of deferred financing costs was amortized during 2014. The deferred financing cost balance is $127,555 as of December 31, 2014.

Derivative

Because the above convertible debt and warrants have full reset adjustments tied to future issuances of equity securities by the Company, it is subject to derivative liability treatment under ASC 815-40-15, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“ASC 815-40-15”). ASC 815-40-15 requires as of the date the convertible debt and warrants are issued, the derivative liability to be measured at the fair value and re-evaluated at the end of each reporting period. See Note 7. Derivative Liability.

On issuance date the fair value of the derivative liability for both the convertible debt and warrants was $295,773 and $246,905, respectively. Therefore a total of $692,678 (including $150,000 original issuance costs) of debt discount was recorded. During the twelve months ended December 31, 2014, $112,704 was recorded as amortization of debt discount. As of December 31, 2014, the convertible debt has a balance of $541,525, net of $550,975 of debt discount and accrued interest of $39,917.

As of December 31, 2014, the related party convertible note has a balance of $28,501, net of $28,999 of debt discount and accrued interest of $2,101.

Note 7. Derivative Liability

During 2009, we granted a warrant to purchase 2,000,000 shares of the Company’s common stock to an accredited investor in conjunction with equity raise efforts. On April 12, 2013, our Board authorized and approved the extension of the expiration date and a change of exercise price for this warrant. The outstanding share purchase warrant originally had a March 23, 2014 expiration date and an exercise price of $0.25. The new modified terms extended the warrant expiration date to April 11, 2018 and reduced the exercise price to $0.25. The exercise price is also subject to dilutive adjustments for share issuances (full ratchet reset features). As of December 31, 2014, the exercise price has been reduced to $0.15 and an additional 1,418,987 warrants are to be issued to the investor due to the reset features.

On August 22, 2014, we issued 6,666,667 warrants to investors and 800,000 warrants to a placement agent. The exercise price of these warrants is also subject to dilutive adjustments for share issuance (full ratchet reset features). See Note 6. Convertible Note Payable.

Because these convertible debt and warrants have full reset adjustments tied to future issuances of equity securities by the Company, it is subject to derivative liability treatment under ASC 815-40-15, which requires as of the date the convertible debt and warrants are issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

Key assumptions used to determine the fair value of the convertible note follows:

Stock price volatility (one-year measurement):
August 22, 2014 measurement	219%
December 31, 2014 measurement	192%
Probability of default triggering 21% interest rate, increasing 1% per month to a maximum of 10% with a 125% penalty	0%

Probability of the Company redeeming the convertible note (with 130% penalty): projected initially at 0% of the time, increasing 1% monthly to a maximum of 5% (from alternative financing being available for a redemption event to occur)

Conversion behavior - holder automatically converts the convertible note at a maximum of 2 times the conversion price

Key assumptions used to determine the fair value of the warrants follows:

Stock price volatility (one-year measurement):
August 22, 2014 measurement	219%
December 31, 2014	192%
Exercise behavior – warrant exercise at target prices 2 times the higher of the projected reset price or stock price

As of December 31, 2013, we determined the fair value of the warrant’s derivative liability to be nominal.

As of December 31, 2014, the fair value of the total convertible debt and warrant’s derivative liability is $457,380 and we recognized a gain on derivative liability of $114,848 for the twelve months ended December 31, 2014.

The following table summarizes the derivative liability included in the balance sheet:

Balance at December 31, 2013	$-
Debt discount due to convertible note	295,773
Debt discount due to warrant issued with debt	246,905
Deferred financing cost due to derivative liability for placement agent warrant	29,550
Gain on change of fair value	(114,848)
Balance at December 31, 2014	$457,380

Note 8. Deferred Revenue

On February 26, 2009, we received the first purchase order pursuant to a Memorandum of Understanding (“MOU”) with Libya Oil Holdings Limited, Tamoil, Libya Africa Investment Portfolio and Vision Oil Services Ltd (“VOS”). Pursuant to the MOU, VOS paid for the purchase of 600 metric tons of DiesoLiFTTM 10 at a price of 6,000 Euros (approximately $7,600) per metric ton from us. We received cash proceeds of approximately $3 million from VOS in February 2009. No such revenues had been recorded to date relating to this order because there has been no requested delivery of the product. We have had no communication with VOS in over five years and believe they have ceased all activities on our behalf.

Based upon a written legal opinion received during the first quarter of 2014, it was determined that effective February 2014, we were no longer obligated to present the nearly $3 million deferred revenue liability on our balance sheet as the statute of limitations period for our performance obligation has passed. In conjunction with this determination, we recorded a gain on deferred revenue liability write off of approximately $3 million during the twelve months ended December 31, 2014.

Note 9. Income Taxes

We use the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

We have historically incurred losses from operations and therefore had no tax liability. The net deferred asset generated by the NOL carry-forward has been fully reserved. The cumulative NOL carry-forward is approximately $47.9 million and $46 million for 2014 and 2013, respectively and will begin expiring in 2017.

Deferred tax assets consist of the tax effect of NOL carry-forwards. We have provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding their realizability. However, because goodwill is not depreciated and has an indefinite life for book purposes, the deferred tax liability related to the book to tax basis difference is not offset against the deferred tax assets when establishing our valuation allowance. Accordingly, we recorded $64,000 of non-cash deferred income tax expense, which increased the deferred tax liability, during the twelve months ended December 31, 2013. Deferred tax assets consist of the following:

	Year ended December 31,
	2014	2013

Deferred tax asset	$19,161,984	$18,406,251
Valuation allowance	(19,161,984)	(18,406,251)
Deferred tax liability	$723,000	$723,000

Note 10. Lease Commitments

We entered into an operating lease for office space on January 1, 2002 that, as extended, now expires on April 30, 2017. Rent expense was $43,937 and $43,457 during the fiscal years ended December 31, 2014 and 2013, respectively. We entered into a new 5-year office equipment lease in July 2014.

Future minimum lease payments as of December 31, 2014 are displayed below:

Year ending December 31,
2015	$48,820
2016	$49,874
2017	$17,918
2018	$1,764
2019	$882
Total minimum lease payments	$119,258

Future minimum lease payments as of December 31, 2013 are displayed below:

Year ending December 31,
2014	$47,206
2015	$47,056
2016	$48,110
2017	$16,154
2018	$-
Total minimum lease payments	$158,526

Note 11. Accounts Payable

As of December 31, 2014, we recognized a $59,899 gain on write off of accounts payable. The invoice and contracts for the total of $59,899 were dated at least five years before December 31, 2014. Based on a written legal opinion received during the third quarter of 2014, it was determined that effective September 30, 2014, we were no longer obligated to present the $59,899 of accounts payable on our balance sheet as the statute of limitation period for our payment obligation has passed. In conjunction with this determination, we recorded a gain on accounts payable write off of $59,899 during the twelve months ended December 31, 2014.

Note 12. Legal Proceedings

We are periodically subject to various lawsuits and claims with respect to matters arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes, after consulting with counsel, that it is more likely than not that the ultimate liabilities resulting from such lawsuits and claims will not materially affect our financial position, results of operations or liquidity.

On July 31, 2006, we received notice from the American Arbitration Association (“AAA”) of a Demand for Arbitration dated July 27, 2006 received by the AAA naming the Company as Respondent and TPG Capital Partners (“TPG”), the prior Blencathia owner, as the Claimant. The arbitration had been requested by TPG to resolve an alleged aggregate proceeds shortfall from the sale of our securities issued in the Blencathia merger. TPG has claimed they sold some or all of the 312,000 shares and the sales have not generated at least $500,000 of proceeds, as guaranteed in the merger documents.

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and the Company participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on the Company. Since 2009, the Company has made payments to TPG totaling $160,000 to reduce the recorded liability. The remaining recorded liability balance is $190,000 at December 31, 2014 and 2013, respectively.

