Form 10-Q
period 2015-03-31
FUEL PERFORMANCE SOLUTIONS, INC.
filed 2015-05-14
CIK 1078723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ___________ to ___________

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

The number of shares outstanding of registrant's only class of stock as of May 14, 2015: Common stock, par value $0.01 per share – 203,758,698 shares outstanding.

FUEL PERFORMANCE SOLUTIONS, INC.
(formerly known as International Fuel Technology, Inc.)

BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$222,159	$530,201
Accounts receivable	76,071	338,572
Inventory	67,256	80,247
Deferred financing cost	101,341	127,555
Prepaid expenses and other assets	21,168	38,937
Total current assets	487,995	1,115,512

Goodwill	2,211,805	2,211,805

Total assets	$2,699,800	$3,327,317

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$250,920	$507,044
Convertible note payable, net of discount of $462,575 and $0, respectively	629,925	-
Convertible note payable – related party, net of discount of $24,346 and $0, respectively	33,154	-
Accrued interest	68,183	-
Accrued interest – related party	3,589	-
Accrued compensation	764,109	787,026
Derivative liability	420,074	457,380
Other accrued expenses	190,000	190,000
Total current liabilities	2,359,954	1,941,450

Convertible note payable, net of discount of $0 and $550,975, respectively	-	541,525
Convertible note payable – related party, net of discount of $0 and $28,999, respectively	-	28,501
Accrued interest	-	39,917
Accrued interest – related party	-	2,101
Deferred rent	9,303	10,028
Deferred income taxes	723,000	723,000
Total long-term liabilities	732,303	1,345,072

Total liabilities	3,092,257	3,286,522

Commitments and contingencies
Stockholders' equity (deficit)
Common stock, $0.01 par value; 350,000,000 shares authorized at both March 31, 2015 and December 31, 2014; 203,758,698 (net of 1,440,000 shares held in treasury stock) shares issued and outstanding at both March 31, 2015 and December 31, 2014	2,051,987	2,051,987
Treasury stock	(664,600)	(664,600)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	72,296,209	72,258,932
Accumulated deficit	(73,256,130)	(72,785,601)
Total stockholders' equity (deficit)	(392,457)	40,795

Total liabilities and stockholders' equity (deficit)	$2,699,800	$3,327,317

See accompanying Notes to Unaudited Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.
(formerly known as International Fuel Technology, Inc.)

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014

Net revenues	$134,073	$374,426

Operating income (expenses):
Cost of operations	(101,472)	(296,951)
Selling, general and administrative expense	(391,480)	(878,712)
Gain on deferred revenue write off	-	2,998,242
Total operating income (expenses)	(492,952)	1,822,579

Net income (loss) from operations	(358,879)	2,197,005

Interest income (expense), net	(148,956)	58
Gain (loss) on derivative liability	37,306	(457,000)
Loss on conversion of debt from a related party	-	(387,500)

Net income (loss) before income taxes	(470,529)	1,352,563

Income tax provision	-	16,000

Net income (loss)	$(470,529)	$1,336,563

Basic and diluted net loss per common share	$(0.00)	$0.01

Weighted-average common shares outstanding, basic	203,758,698	178,503,124
Weighted-average common shares outstanding, diluted	203,758,698	189,237,638

See accompanying Notes to Unaudited Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

(formerly known as International Fuel Technology, Inc.)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2015

(Unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2014	205,198,698	$2,051,987	$(664,600)	$(819,923)	$72,258,932	$(72,785,601)	$40,795
Expense relating to stock option grants	-	-	-	-	37,277	-	37,277
Net loss	-	-	-	-	-	(470,529)	(470,529)
Balance, March 31, 2015	205,198,698	$2,051,987	$(664,600)	$(819,923)	$72,296,209	$(73,256,130)	$(392,457)

See accompanying Notes to Unaudited Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.
(formerly known as International Fuel Technology, Inc.)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash flows from operating activities:
Net income (loss)	$(470,529)	$1,336,563
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash option expense	37,277	572,586
Gain on deferred revenue write off	-	(2,998,242)
(Gain) loss on derivative liability	(37,306)	457,000
Amortization of debt discount	93,053	-
Amortization of deferred financing cost	26,214	-
Loss on conversion of debt from a related party	-	387,500
Income tax provision	-	16,000
Change in assets and liabilities:
Accounts receivable	262,501	(128,035)
Inventory	12,991	6,125
Prepaid expenses and other assets	17,769	(39,311)
Accounts payable	(256,124)	24,160
Accrued compensation	(22,917)	21,641
Accrued interest payable	29,754	-
Deferred rent	(725)	(460)
Net cash used in operating activities	(308,042)	(344,473)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	601,440
Net cash provided by financing activities	-	601,440

Net increase in cash and cash equivalents	(308,042)	256,967
Cash and cash equivalents, beginning	530,201	216,913
Cash and cash equivalents, ending	$222,159	$473,880

Supplemental disclosure of cash flow information:
Cash paid during the nine months ended March 31:
Interest	$-	$-
Income taxes	-	-

Non-cash transactions:
Conversion of related party notes to common stock	$-	$550,000

See accompanying Notes to Unaudited Financial Statements.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The interim financial statements included herein have been prepared by Fuel Performance Solutions, Inc. (formerly known as International Fuel Technology, Inc.) (the “Company,” “we,” “us” or “our”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year. We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015. We follow the same accounting policies in preparation of interim reports as we do in our annual reports.

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

Note 3 – Significant Accounting Policies

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in our statements of operations. For stock-based derivative financial instruments, we use a Lattice Model option pricing model, assuming maximum value, in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) ASC 815-15, “Derivatives and Hedging,” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in our balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of ASC 820, “Fair Value Measurements and Disclosures,”which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2015, and December 31, 2014:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
March 31, 2015
Derivative liability	$-	$-	$420,074	$420,074
December 31, 2014
Derivative liability	$-	$-	$457,380	$457,380

Note 4 – Stockholders’ Equity (Deficit)

On May 22, 2014, we filed a certificate of amendment to our Articles of Incorporation increasing the number of our authorized shares from 250,000,000 to 350,000,000 shares with the Nevada Secretary of State.

Non-cash stock-based compensation expense recorded during the three months ended March 31, 2015 and March 31, 2014 is as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Awards to employees and Directors	$37,277	$489,272
Awards to non-employees	-	83,314
Total non-cash stock-based compensation expense	$37,277	$572,586

Employee and Director Awards

During the three months ended March 31, 2015, we did not issue any options to employees or Directors for Director-related services. The $37,277 of non-cash stock-based compensation expense recognized during the three months ended March 31, 2015 relates to options grants made during 2014 that have subsequent vesting terms. Some of these 2014 options grants vested during the three months ended March 31, 2015. The remaining 2014 option grants will become fully vested by January 22, 2016. $112,394 of unrecognized non-cash stock-based compensation expense remains as of March 31, 2015.

The following table summarizes information about stock options issued to employees and Directors that were issued and outstanding during the three months ended March 31, 2015:

	Shares	Weighted-average exercise price	Weighted-average exercise life	Intrinsic value

Outstanding at December 31, 2014	30,474,720	$0.10	4.23	$404,337

Granted	-	NA	NA
Cancelled	-	NA	NA
Expired	-	NA	NA
Outstanding at March 31, 2015	30,474,720	$0.10	3.98	$363,772

Options exercisable at March 31, 2015	28,308,053	$0.10	3.97
Options exercisable at December 31, 2014	27,641,386	$0.10	4.22

Non-employee Awards

During the three months ended March 31, 2015, we did not issue any options to non-employee consultants for services.

The following table summarizes information about stock options issued to non-employees that were issued and outstanding during the three months ended March 31, 2015:

	Shares	Weighted-average exercise price	Weighted-average exercise life	Intrinsic value

Outstanding at December 31, 2014	5,425,000	$0.19	2.57	$8,700

Granted	-	NA	NA
Cancelled	-	NA	NA
Expired	-	NA	NA
Outstanding at March 31, 2015	5,425,000	$0.19	2.32	$7,470

Options exercisable at March 31, 2015	5,425,000	$0.19	2.32
Options exercisable at December 31, 2014	5,425,000	$0.19	2.57

Sales of Common Stock

We did not receive any proceeds from the sale of common stock during the three months ended March 31, 2015.

See Note 5 – Equity Commitment and Related Party Transactions for a description of other equity transactions the Company effected during the three months ended March 31, 2015.

Note 5 – Equity Commitment and Related Party Transactions

On August 22, 2014, the Company borrowed $50,000 from Jonathan Burst, the chairman of our Board of Directors (the “Board”) and Chief Executive Officer. This loan was pursuant to the convertible note payable transaction discussed in Note 6 - Convertible Note Payable below.

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of the Company and a holder of over 5% of our common stock. Pursuant to the terms of the commitment, Mr. Carr has agreed to invest up to an aggregate of $1,000,000 in the Company, at such time or times as we may request, in the form of a purchase or purchases of our restricted common stock. We may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. If and when we elect to utilize available commitment funds, we will issue to Mr. Carr that number of our shares of restricted common stock equal to the value of the investment then provided to us. The number of shares to be issued will be calculated based on the closing price of our common stock as quoted on OTC Market Group’s OTCQB marketplace on the date of the sale. There is no stipulation regarding the duration of this commitment. As of both March 31, 2015 and December 31, 2014, $500,000 remains available under this equity commitment.

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

During the three months ended March 31, 2015, we recorded $29,753 of interest expense related to the issuance of the Notes.

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

Deferred Financing Cost

In connection with the convertible note transaction explained above, the Company paid $55,000 for legal fees and $80,000 for placement agent fees. In addition, $29,550 was also recorded to deferred financing costs related to the fair value valuation of the placement agent warrants. $26,214 of deferred financing costs was amortized during the three months ended March 31, 2015. The deferred financing cost balance is $101,341 and $127,555 as of March 31, 2015 and December 31, 2014, respectively.

Derivative

Because the above convertible debt and warrants have full reset adjustments tied to future issuances of equity securities by the Company, it is subject to derivative liability treatment under ASC 815-40-15, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“ASC 815-40-15”). ASC 815-40-15 requires as of the date the convertible debt and warrants are issued, the derivative liability to be measured at the fair value and re-evaluated at the end of each reporting period. See Note 8 - Derivative Liability.

On issuance date, the fair value of the derivative liability for both the convertible debt and warrants was $295,773 and $246,905, respectively. Therefore a total of $692,678 (including $150,000 original issuance costs) of debt discount was recorded. During the three months ended March 31, 2015, $93,053 was recorded as amortization of debt discount. As of March 31, 2015, the convertible debt has a balance of $629,925, net of $462,575 of debt discount, and accrued interest of $68,183. As of December 31, 2014, the convertible debt has a balance of $541,525, net of $550,975 of debt discount, and accrued interest of $39,917.

As of March 31, 2015, the related party convertible note has a balance of $33,154, net of $24,346 of debt discount, and accrued interest of $3,589. As of December 31, 2014, the related party convertible note has a balance of $28,501, net of $28,999 of debt discount, and accrued interest of $2,101.

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent. Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock. The remaining $350,000 obligation was reflected as a current accrued expense. Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations. During 2009 and 2010, we made payments totaling $160,000 to the prior Blencathia owner. We have not made any payments to the prior Blencathia owner since 2010. The related current accrued expense balance remains at $190,000 at March 31, 2015. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.

Note 8 – Derivative Liability

During 2009, we granted a warrant to purchase 2,000,000 shares of the Company’s common stock to an accredited investor in conjunction with equity raise efforts. On April 12, 2013, our Board authorized and approved the extension of the expiration date and a change of exercise price for this warrant. The outstanding share purchase warrant originally had a March 23, 2014 expiration date and an exercise price of $0.25. The new modified terms extended the warrant expiration date to April 11, 2018 and reduced the exercise price to $0.226. The exercise price is also subject to dilutive adjustments for share issuances (full ratchet reset features). As of both March 31, 2015 and December 31, 2014, the exercise price has been reduced to $0.15 and an additional 1,418,987 warrants are to be issued to the investor due to the reset features.

On August 22, 2014, we issued 6,666,667 warrants to investors and 800,000 warrants to a placement agent. The exercise price of these warrants is also subject to dilutive adjustments for share issuance (full ratchet reset features). See Note 6 - Convertible Note Payable.

Because these convertible debt and warrants have full reset adjustments tied to future issuances of equity securities by the Company, it is subject to derivative liability treatment under ASC 815-40-15, which requires as of the date the convertible debt and warrants are issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

Key assumptions used to determine the fair value of the convertible note follows:

Stock price volatility (one-year measurement):
December 31, 2014 measurement	192%
March 31, 2015 measurement	172%
Probability of default triggering 21% interest rate, increasing 1% per month to a maximum of 10% with a 125% penalty	0%

Probability of the Company redeeming the convertible note (with 130% penalty): projected initially at 0% of the time, increasing 1% monthly to a maximum of 5% (from alternative financing being available for a redemption event to occur)

Conversion behavior - holder automatically converts the convertible note at a maximum of 2 times the conversion price

Key assumptions used to determine the fair value of the warrants follows:

Stock price volatility (one-year measurement):
December 31, 2014	192%
March 31, 2015 measurement	172%
Exercise behavior – warrant exercise at target prices 2 times the higher of the projected reset price or stock price

As of March 31, 2015, the fair value of the total convertible debt and warrant’s derivative liability is $420,074 and we recognized a gain on derivative liability of $37,306 for the three months ended March 31, 2015.

As of December 31, 2014, the fair value of the total convertible debt and warrant’s derivative liability is $457,380.

The following table summarizes the derivative liability included in the balance sheet:

Balance at December 31, 2014	$457,380
Gain on change of fair value	(37,306)
Balance at March 31, 2015	$420,074

The following table summarizes information about warrants outstanding as of March 31, 2015:

Total # of warrants issued and outstanding	28,156,404
Weighted-average exercise price	$0.13
Remaining life (in years)	3.02
Intrinsic value	$-

Note 9 – Legal Proceedings

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

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and the Company participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on the Company. Since 2009, the Company has made payments to TPG totaling $160,000 to reduce the recorded liability. The remaining recorded liability balance is $190,000 at March 31, 2015 and December 31, 2014, respectively.

Note 10 – Subsequent Event

On April 30, 2015, the Company elected Glenn Carr to its Board. Glenn Carr is the son of Rex Carr, a recently deceased Director of the Company. The Company believes that the equity commitment of Rex Carr referenced in Note 5 - Equity Commitment and Related Party Transactions above will be honored by his estate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition, results of operations and cash flows of Fuel Performance Solutions, Inc. (formerly known as International Fuel Technology, Inc.) (the “Company,” “we,” “us” or “our”) during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015 (the “Annual Report”).

Forward-looking Statements and Associated Risks

This quarterly report on Form 10-Q contains forward-looking statements that are based largely on our expectations and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control, including, but not limited to, economic, competitive and other factors affecting our operations, markets, products and services, expansion strategies, our ability to raise additional capital and other factors described elsewhere in this report and documents filed by us with the SEC, including in our Annual Report under the “Risk Factors” section. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from these forward-looking statements. In light of these risks, uncertainties and assumptions, there can be no assurance that the forward-looking information contained in this report will, in fact, prove accurate. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

Commercial Update

Despite the fact that our revenues decreased for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, our business prospects are now stronger than they have ever been.

Since the third quarter of 2014, our commercial efforts have been focused on the development of, preparation for, and the launch of a comprehensive fuel solutions program (the “Program”) in conjunction with Unipart, our distribution partner.

Since that time period, in consultation with Unipart, we put all of our DiesoLiFTTM sales and marketing efforts in the United Kingdom and Europe on hold pending the proper development of the Program. Equipment vendors for all aspects of the Program have now been sourced and vetted and the deliberate pace to ensure the Program was ready for proper deployment has reached the launch point.

We expect initial Program deployments to customers late during the second quarter and early third quarter of 2015.

The reduction in revenues during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is attributable to two factors: (1) the fact that we put sales and marketing efforts of DiesoLiFTTM on hold, as discussed above; and (2) a decrease in orders for our PerfoLiFTTM BD-Series bio-diesel stabilization product from distribution partner Nordmann Rassmann (“NRC”). We still expect an increase in year-to-year revenues for 2015, compared to 2014. The PerfoLiFTTM BD-Series has provided us with a steady flow of revenues over the last two years and will continue to do so, but is not our primary business segment.

The Program is our primary business focus and will be the primary driver of our future revenues and profits.

Our distribution partners will continue to be primarily responsible for our sales and marketing efforts and the drivers of our commercial progress.

Unipart: We expanded our marketing and distribution agreement with Unipart in 2014 and additional amendments are pending. For example, Unipart and the Company are in the process of launching the Program in the United Kingdom within the rail and road transport markets, and in Europe within the rail market, to address the pressing needs that end-users have with fuel quality, storage and performance.

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

We expect Unipart to roll out our joint Program to a number of rail and road transport operators in the United Kingdom and Europe beginning in the second quarter of 2015.

Brenntag: In 2014, Brenntag commenced the ramp up of its sales and marketing efforts on our behalf. Brenntag has introduced our products to a number of its customers and made its first sale into the marine market in 2014. Brenntag also sells our products to Bardahl, Lubrichim, ETSP, Lubro and Eurol, who all repackage the products and sell to retail customers under their own brand name.

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

Despite the fact that sales of our PerfoLiFTTM BD-Series product line to NRC decreased during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, we expect NRC to increase its sales of our PerfoLiFTTM BD-Series of bio-diesel stability additives through increased sales to existing and sales to new accounts going forward. NRC has also begun to market our products to the marine industry.

United States: We have a number of road transport operators using our products, one such account for over nine years. We are also involved in a project with one of the largest municipal fleets in the United States.

Our project with a United States-based retail fuel distribution company is progressing and is expected roll out in the third quarter of 2015. This retail distribution company will be adding our DiesoLiFTTM and GasoLiFTTM to diesel and gasoline, respectively, to create premium blends for both types of fuel for sale at the retail pump in the United States.

Results of Operations

Three and Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net Revenues

Net revenue for the three months ended March 31, 2015 was $134,073, as compared to $374,426 for the three-month period ended March 31, 2014. This decrease is primarily attributable to decreased sales of the PerfoLiFTTM BD-Series and DiesoLiFTTM through our distributor network.

During the three months ended March 31, 2015, 100% of our sales were concentrated between four customers. During the three months ended March 31, 2014, 96% of our sales were concentrated between two customers. Sales revenue generated during the three months ended March 31, 2015 and March 31, 2014 was primarily generated from the sale of the PerfoLiFTTM BD-Series and DiesoLiFTTM.

Operating Income (Expenses)

Total operating expense was $492,952 for the three months ended March 31, 2015, as compared to operating income of $1,822,579 for the three-month period ended March 31, 2014. This $2,315,531 increase in expense from the prior period was primarily attributable to a gain on deferred revenue liability of $2,998,242 recorded during the three months ended March 31, 2014 and a decrease in cost of operations primarily due to decreased sales and a decrease in non-cash stock-based compensation expense, which is more fully described below.

Cost of Operations

Cost of operations was $101,472 for the three months ended March 31, 2015, as compared to $296,951 for the three-month period ended March 31, 2014. This decrease was primarily due to decreased sales for the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2015 was $391,480 (including non-cash stock-based compensation of $37,277), as compared to $878,712 (including non-cash stock-based compensation of $572,586) for the three-month period ended March 31, 2014. This decrease of $487,232 was primarily attributable to the following activities:

•

a $535,309 decrease in stock-based compensation expense related to the cancellation of certain options previously granted to employees and Directors and new option grants to employees and Directors during the three months ended March 31, 2014;

•	an approximate $30,000 increase in employee expenses due to increased overseas travel during the three months ended March 31, 2015; and

•

an approximate $24,000 increase in accounting fees related to audit services conducted during the three months ended March 31, 2015 for our Annual Report (no such activities were conducted during the first three months of 2014).

Gain on Deferred Revenue Liability Write Off

Gain on deferred revenue liability was $0 and $2,998,242 for the three months ended March 31, 2015 and March 31, 2014, respectively. The decrease relates to the first quarter of 2014 write off of a previously recorded obligation due to the expiration of the relevant statute of limitations. See Note 9 – Deferred Revenue.

Interest Income (Expense), Net

Interest income (expense), net was $(148,956) and $58 for the three months ended March 31, 2015 and March 31, 2014, respectively. The increase in interest income (expense), net is primarily attributable to interest expense recorded relating to the third quarter 2014 convertible note financing.

Gain (Loss) on Derivative Liability

Gain (loss) on derivative liability was $37,306 and $(457,000) for the three months ended March 31, 2015 and March 31, 2014, respectively.

The gain (loss) on derivative liability recorded during the three months ended March 31, 2015 and March 31, 2014 was primarily attributable to certain warrants issued during 2009 and during the third quarter of 2014 (see Note 6 – Convertible Note Payable) that are subject to dilutive adjustments for share issuances (full ratchet reset features) tied to future issuances of our equity securities. Because of these characteristics, our derivative liability must be measured at fair value and re-evaluated at the end of each reporting period. The mark-to-market of the derivative liability at March 31, 2015 and March 31, 2014 caused such gain (loss).

As of March 31, 2015 and December 31, 2014, the fair value of both components of our derivative liability is $420,074 and $457,380, respectively.

Loss on Conversion of Debt From a Related Party

Loss on conversion of debt from a related party was $0 and $387,500 for the three months ended March 31, 2015 and March 31, 2014, respectively. During the three months ended March 31, 2014, we converted $550,000 of notes payable to related parties, triggering this loss. No such conversion occurred during the three months ended March 31, 2015. See Note 5 – Equity Commitment and Related Party Transactions.

Income Tax Provision

We have operated at a net loss since inception and have not recorded or paid any income taxes, other than for non-cash deferred tax expense related to a basis difference between financial reporting and tax reporting goodwill. We have significant net operating loss (“NOL”) carry-forwards that would be recognized at such time as we demonstrate the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting primarily from the NOL carry-forwards has been fully reserved with a valuation allowance. Because goodwill is not depreciated and has an indefinite life for book purposes, the deferred tax liability related to the book to tax basis difference is not offset against the deferred tax assets when establishing our valuation allowance. We recorded $16,000 of expense during the three months ended March 31, 2014 but did not record any such expense during the three months ended March 31, 2015 as we deemed the valuation allowance to be sufficient.

Net Income (Loss)

Net income (loss) for the three months ended March 31, 2015 was $(470,529), as compared to $1,336,563 for the three months ended March 31, 2014. The increase in net loss was primarily due to a decrease in gross margin from sales ($44,874), a gain on a deferred revenue liability write off ($2,998,242) recorded during the three months ended March 31, 2014 and increases in employee expenses (approximately $30,000), accounting fees (approximately $24,000) and interest income (expense), net ($149,014), partially offset by a decrease in non-cash stock-based compensation expense ($535,309), fluctuation gains related to a derivative liability ($494,306) and conversions of related party notes during the three months ended March 31, 2014 ($387,500), as described above. The basic and diluted net loss per common share for the three months ended March 31, 2015 and March 31, 2014 was $(0.00) and $0.01, respectively.

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

We completed an evaluation of goodwill at March 31, 2015 and December 31, 2014 and determined that there was no impairment. We employed a qualitative evaluation for our March 31, 2015 and December 31, 2014 analyses.

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

While we cannot make any assurances as to the accuracy of our projections of future capital needs, based on our current cash available as of May 14, 2015 (approximately $85,000), receivable collections expected to be received within the next 30 days (approximately $70,000) and a remaining $500,000 balance from a $1,000,000 equity commitment from one of our Directors (see Note 5 - Equity Commitment and Related Party Transactions), we have adequate cash and cash equivalents balances and commitments to fund operations through the end of the third quarter of 2015. Management implemented a salary deferral program for all employees during 2011 to conserve our cash position. This salary deferral program has continued.

We have been funded over the last three years by private investments into the Company, primarily from existing shareholders, in the form of restricted stock and a convertible note payable (see Note 6 - Convertible Note Payable). We believe we still have access to capital from existing shareholders and in addition, management is currently in discussions with its investment banker and with a strategic investor regarding an equity investment that would allow us to operate for the foreseeable future. However, we can make no assurances that additional capital will be available to us from either of these sources. Therefore, if we are unable to secure additional capital, we will need to curtail operations.

Cash used in operating activities was $308,042 for the three months ended March 31, 2015, as compared to cash used in operating activities of $344,473 for the three months ended March 31, 2014. The decrease in cash flow used in operating activities was due primarily to a decrease in our accounts receivable balance ($390,536) due to timing of customer cash collections, partially offset by a decrease in our accounts payable balance ($280,284) due to timing of vendor payments and a decrease in accrued compensation ($44,558).

Cash provided by financing activities was $0 for the three months ended March 31, 2015, as compared to $601,440 for the three months ended March 31, 2014. During the three months ended March 31, 2014, we raised $601,440 upon the private placement of 26,502,983 restricted shares of our common stock to accredited investors.

Net cash decreased by $308,042 for the three months ended March 31, 2015, as compared to an increase in net cash of $256,967 for the three months ended March 31, 2014.

During the three months ended March 31, 2015 and March 31, 2014, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Working capital deficit at March 31, 2015 was $(1,871,959), as compared to $(825,938) at December 31, 2014. The negative working capital balance for March 31, 2015 is negatively impacted by the reclassification of the convertible note related items from long term to current liabilities during the first quarter of 2015 and a net $(318,733) impact of the deferred financing cost asset and the derivative liability recorded as March 31, 2015. The negative working capital balance for December 31, 2014 is negatively impacted by the net $(329,825) impact of the deferred financing cost asset and the derivative liability recorded as of December 31, 2014.

Effective October 27, 1999, we merged with Blencathia Acquisition Corporation ("Blencathia"). Blencathia was a public shell company with immaterial assets and liabilities and 312,000 shares outstanding at the time of the merger, which it redeemed and cancelled upon the merger. In exchange, we issued 312,000 of our common shares to the prior Blencathia owner with the contractual understanding that such shares were to be sold by that owner to achieve gross cash proceeds of $500,000. Any excess proceeds were to be returned to us and any deficiency was to be made up by us issuing additional shares or paying the difference in cash. As we believed that we controlled the ultimate timing of the sale of these 312,000 shares by the prior Blencathia owner, we did not consider these shares as issued or outstanding for purposes of computing loss per share.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Based on this evaluation, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting. Because of the material weakness, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 31, 2006, we received notice from the American Arbitration Association ("AAA") of a Demand for Arbitration dated July 27, 2006 received by the AAA naming us as Respondent and TPG Capital Partners (“TPG”), the prior Blencathia owner, as the Claimant. The arbitration had been requested by TPG to resolve an alleged aggregate proceeds shortfall from the sale of Company securities issued in the Blencathia merger. TPG has claimed they sold some or all of the 312,000 shares and the sales have not generated at least $500,000 of proceeds, as guaranteed in the merger documents.

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and the Company participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on the Company. Since 2009, we have made payments to TPG totaling $160,000 to reduce the recorded liability. The remaining liability balance is $190,000 at March 31, 2015.

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

FUEL PERFORMANCE SOLUTIONS, INC. (Registrant)

Date: May 14, 2015	By:	/s/ Jonathan R. Burst
Jonathan R. Burst
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2015	By:	/s/ Stuart D. Beath
Stuart D. Beath
Chief Financial Officer
(Principal Financial and Accounting Officer)

