Form 10-Q
period 2015-06-30
FUEL PERFORMANCE SOLUTIONS, INC.
filed 2015-08-19
CIK 1078723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of registrant's only class of stock as of August 19, 2015: Common stock, par value $0.01 per share – 203,758,698 shares outstanding.

FUEL PERFORMANCE SOLUTIONS, INC.
(formerly known as International Fuel Technology, Inc.)

BALANCE SHEETS

	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$31,848	$530,201
Accounts receivable	47,054	338,572
Inventory	54,263	80,247
Deferred financing cost	74,152	127,555
Prepaid expenses and other assets	26,680	38,937
Total current assets	233,997	1,115,512

Goodwill	2,211,805	2,211,805

Total assets	$2,445,802	$3,327,317

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$294,592	$507,044
Convertible note payable, net of discount of $358,535 and $0, respectively	733,965	-
Convertible note payable – related party, net of discount of $18,871 and $0, respectively	38,629	-
Accrued interest	97,480	-
Accrued interest – related party	5,131	-
Accrued compensation	824,534	787,026
Derivative liability	392,214	457,380
Other accrued expenses	190,000	190,000
Total current liabilities	2,576,545	1,941,450

Long-term liabilities
Convertible note payable, net of discount of $0 and $550,975, respectively	-	541,525
Convertible note payable – related party, net of discount of $0 and $28,999, respectively	-	28,501
Accrued interest	-	39,917
Accrued interest – related party	-	2,101
Deferred rent	8,403	10,028
Deferred income taxes	723,000	723,000
Total long-term liabilities	731,403	1,345,072

Total liabilities	3,307,948	3,286,522

Commitments and contingencies
Stockholders' equity (deficit) Common stock, $0.01 par value; 350,000,000 shares authorized at both June 30, 2015 and December 31, 2014; 203,758,698 (net of 1,440,000 shares held in treasury stock) shares issued and outstanding at both June 30, 2015 and December 31, 2014	2,051,987	2,051,987
Treasury stock	(664,600)	(664,600)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	72,331,715	72,258,932
Accumulated deficit	(73,761,325)	(72,785,601)
Total stockholders' equity (deficit)	(862,146)	40,795

Total liabilities and stockholders' equity (deficit)	$2,445,802	$3,327,317

See accompanying Notes to Unaudited Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.
(formerly known as International Fuel Technology, Inc.)

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net revenues	$91,295	$454,667	$225,368	$829,093

Operating income (expenses):
Cost of operations	(71,598)	(335,589)	(173,070)	(632,540)
Selling, general and administrative expense	(385,233)	(2,248,713)	(776,713)	(3,127,425)
Gain on deferred revenue write off	-	-	-	2,998,242
Total operating expenses	(456,831)	(2,584,302)	(949,783)	(761,723)

Net income (loss) from operations	(365,536)	(2,129,635)	(724,415)	67,370

Interest income (expense), net	(167,519)	115	(316,475)	173
Gain (loss) on derivative liability	27,860	155,000	65,166	(302,000)
Loss on conversion of debt from a related party	-	-	-	(387,500)

Net loss before income taxes	(505,195)	(1,974,520)	(975,724)	(621,957)

Income tax provision	-	16,000	-	32,000

Net loss	$(505,195)	$(1,990,520)	$(975,724)	$(653,957)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted-average common shares outstanding, basic and diluted	203,758,698	201,484,299	203,758,698	190,057,196

See accompanying Notes to Unaudited Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

(formerly known as International Fuel Technology, Inc.)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2015

(Unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2014	205,198,698	$2,051,987	$(664,600)	$(819,923)	$72,258,932	$(72,785,601)	$40,795
Expense relating to stock option grants	-	-	-	-	72,783	-	72,783
Net loss	-	-	-	-	-	(975,724)	(975,724)
Balance, June 30, 2015 (unaudited)	205,198,698	$2,051,987	$(664,600)	$(819,923)	$72,331,715	$(73,761,325)	$(862,146)

See accompanying Notes to Unaudited Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.
(formerly known as International Fuel Technology, Inc.)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Cash flows from operating activities:
Net loss	$(975,724)	$(653,957)
Adjustments to reconcile net loss to net cash used in
operating activities:
Non-cash option expense	72,783	2,367,792
Gain on deferred revenue write off	-	(2,998,242)
(Gain) loss on derivative liability	(65,166)	302,000
Amortization of debt discount	202,568	-
Amortization of deferred financing cost	53,403	-
Loss on conversion of debt from a related party	-	387,500
Income tax provision	-	32,000
Change in assets and liabilities:
Accounts receivable	291,518	(280,852)
Inventory	25,984	14,498
Prepaid expenses and other assets	12,257	(28,385)
Accounts payable	(212,452)	225,384
Accrued compensation	37,508	23,728
Accrued interest payable	60,593	-
Deferred rent	(1,625)	(1,097)
Net cash used in operating activities	(498,353)	(609,631)

Cash flows from financing activities:
Deposits received for stock purchase	-	8,332
Proceeds from issuance of common stock	-	827,724
Net cash provided by financing activities	-	836,056

Net increase in cash and cash equivalents	(498,353)	226,425
Cash and cash equivalents, beginning	530,201	216,913
Cash and cash equivalents, ending	$31,848	$443,338

Supplemental disclosure of cash flow information:
Cash paid during the six months ended June 30:
Interest	$-	$-
Income taxes	-	-

Non-cash transactions:
Conversion of related party notes to common stock	$-	$550,000

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

During the third quarter of 2014, we raised funds with the issuance of a convertible note. We have been funded since inception primarily by unregistered sales of Company restricted stock, generally to existing shareholders. We believe we still have access to capital from existing shareholders and in addition, management is in the process of executing a plan that we believe will provide us with sufficient funds to allow us to operate through the end of 2015. Specifically, management is currently in discussions with its investment banker and with a group of institutions and high net worth individuals regarding a financing. However, we can make no assurances that additional capital will be available to us from these sources. Therefore, if we are unable to secure additional capital, we will need to curtail operations.

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

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of ASC 820, “Fair Value Measurements and Disclosures,” which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2015, and December 31, 2014:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
June 30, 2015
Derivative liability	$-	$-	$392,214	$392,214
December 31, 2014
Derivative liability	$-	$-	$457,380	$457,380

Note 4 – Stockholders’ Equity (Deficit)

On May 22, 2014, we filed a certificate of amendment to our Articles of Incorporation increasing the number of our authorized shares from 250,000,000 to 350,000,000 shares with the Nevada Secretary of State.

Non-cash stock-based compensation expense recorded during the three and six months ended June 30, 2015 and June 30, 2014 is as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Awards to employees and Directors	$35,506	$1,795,206	$72,783	$2,284,478
Awards to non-employees	-	-	-	83,314
Total non-cash stock-based compensation expense	$35,506	$1,795,206	$72,783	$2,367,792

Employee and Director Awards

During the six months ended June 30, 2015, we did not issue any options to employees or Directors for Director-related services. The $35,506 and $72,783 of non-cash stock-based compensation expense recognized during the three and six months ended June 30, 2015 relates to employee options grants made during 2014 that have subsequent vesting terms. Some of these 2014 employee options grants vested during the six months ended June 30, 2015. The remaining 2014 employee option grants will become fully vested by January 22, 2016. $76,887 of unrecognized non-cash stock-based compensation expense remains as of June 30, 2015.

The following table summarizes information about stock options issued to employees and Directors that were issued and outstanding during the six months ended June 30, 2015:

	Shares	Weighted-average exercise price	Weighted-average exercise life	Intrinsic value

Outstanding at December 31, 2014	30,474,720	$0.10	4.23	$404,337

Granted	-	NA	NA
Cancelled	-	NA	NA
Expired	-	NA	NA
Outstanding at June 30, 2015	30,474,720	$0.10	3.73	$277,577

Options exercisable at June 30, 2015	28,308,053	$0.10	3.72
Options exercisable at December 31, 2014	27,641,386	$0.10	4.22

Non-employee Awards

During the six months ended June 30, 2015, we did not issue any options to non-employee consultants for services.

The following table summarizes information about stock options issued to non-employees that were issued and outstanding during the six months ended June 30, 2015:

	Shares	Weighted-average exercise price	Weighted-average exercise life	Intrinsic value

Outstanding at December 31, 2014	5,425,000	$0.19	2.57	$8,700

Granted	-	NA	NA
Cancelled	-	NA	NA
Expired	-	NA	NA
Outstanding at June 30, 2015	5,425,000	$0.19	2.07	$5,700

Options exercisable at June 30, 2015	5,425,000	$0.19	2.07
Options exercisable at December 31, 2014	5,425,000	$0.19	2.57

Sales of Common Stock

We did not receive any proceeds from the sale of common stock during the six months ended June 30, 2015.

Note 5 – Equity Commitment and Related Party Transactions

On August 22, 2014, the Company borrowed $50,000 from Jonathan Burst, the chairman of our Board of Directors (the “Board”) and Chief Executive Officer. This loan was pursuant to the convertible note payable transaction discussed in Note 6 - Convertible Note Payable below.

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of the Company and a holder of over 5% of our common stock. Pursuant to the terms of the commitment, Mr. Carr agreed to invest up to an aggregate of $1,000,000 in the Company, at such time or times as we may request, in the form of a purchase or purchases of our restricted common stock. We may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. We have drawn down $500,000 of the commitment and issued to Mr. Carr that number of our shares of restricted common stock equal to the value of the investment then provided to us. The number of shares to be issued was calculated based on the closing price of our common stock as quoted on OTC Market Group’s OTCQB marketplace on the date of the sale. There is no stipulation regarding the duration of this commitment. As of both June 30, 2015 and December 31, 2014, $500,000 remains available under this equity commitment.

Rex Carr passed away on April 27, 2015. On April 30, 2015, the Company elected Glenn Carr to its Board. Glenn Carr is the son of Rex Carr, a Director of the Company. The Company believes that the equity commitment of Rex Carr referenced above will be honored by his estate.

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

We recorded $30,840 and $60,593 of interest expense related to the issuance of the Notes during the three and six months ended June 30, 2015, respectively.

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

Registration Rights Agreement

In connection with the sale of Notes and Warrants pursuant to the Securities Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company agreed to register all of the shares of common stock underlying the Notes and the shares of common stock underlying the Warrants (together, the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC within thirty (30) calendar days following the Closing Date (the “Filing Deadline”) and to use its best efforts to cause the Registration Statement to be declared effective under the Securities Act within one hundred (100) calendar days following the Closing Date (the “Effectiveness Deadline”). The Registration Statement became effective November 26, 2014.

Deferred Financing Cost

In connection with the convertible note transaction explained above, the Company paid $55,000 for legal fees and $80,000 for placement agent fees. In addition, $29,550 was also recorded to deferred financing costs related to the fair value valuation of the placement agent warrants. $27,189 and $53,403 of deferred financing costs was amortized during the three and six months ended June 30, 2015, respectively. The deferred financing cost balance is $74,152 and $127,555 as of June 30, 2015 and December 31, 2014, respectively.

Derivative

Because the above convertible Notes and Warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under ASC 815-40-15, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“ASC 815-40-15”). ASC 815-40-15 requires as of the date the convertible Notes and Warrants are issued, the derivative liability to be measured at the fair value and re-evaluated at the end of each reporting period. See Note 8 - Derivative Liability.

On issuance date, the fair value of the derivative liability for both the convertible Notes and Warrants was $295,773 and $246,905, respectively. Therefore a total of $692,678 (including $150,000 original issuance costs) of debt discount was recorded. $109,515 and $202,568 was recorded as amortization of debt discount during the three and six months ended June 30, 2015, respectively. As of June 30, 2015, the convertible Notes have a balance of $733,965, net of $358,535 of debt discount, and accrued interest of $97,480. As of December 31, 2014, the convertible Notes have a balance of $541,525, net of $550,975 of debt discount, and accrued interest of $39,917.

As of June 30, 2015, the related party convertible Note has a balance of $38,629, net of $18,871 of debt discount, and accrued interest of $5,131. As of December 31, 2014, the related party convertible Note has a balance of $28,501, net of $28,999 of debt discount, and accrued interest of $2,101.

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent. Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock. The remaining $350,000 obligation was reflected as a current accrued expense. Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations. During 2009 and 2010, we made payments totaling $160,000 to the prior Blencathia owner. We have not made any payments to the prior Blencathia owner since 2010. The related current accrued expense balance remains at $190,000 at June 30, 2015. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.

Note 8 – Derivative Liability

During 2009, we granted a warrant to purchase 2,000,000 shares of the Company’s common stock to an accredited investor in conjunction with equity raise efforts. On April 12, 2013, our Board authorized and approved the extension of the expiration date and a change of exercise price for this warrant. The outstanding share purchase warrant originally had a March 23, 2014 expiration date and an exercise price of $0.25. The new modified terms extended the warrant expiration date to April 11, 2018 and reduced the exercise price to $0.226. The exercise price is also subject to dilutive adjustments for share issuances (full ratchet reset features). As of both June 30, 2015 and December 31, 2014, the exercise price has been reduced to $0.15 and an additional 1,418,987 warrants are to be issued to the investor due to the reset features.

On August 22, 2014, we issued 6,666,667 warrants to investors and 800,000 warrants to a placement agent. The exercise price of these warrants is also subject to dilutive adjustments for share issuance (full ratchet reset features). See Note 6 - Convertible Note Payable.

Because the convertible Notes and Warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under ASC 815-40-15, which requires as of the date the convertible Notes and Warrants are issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

Key assumptions used to determine the fair value of the convertible Notes follows:

Stock price volatility (one-year measurement):
December 31, 2014 measurement	192%
June 30, 2015 measurement	159%
Probability of default triggering 21% interest rate, increasing 1% per month to a maximum of 10% with a 125% penalty	0%

Probability of the Company redeeming the convertible Notes (with 130% penalty): projected initially at 0% of the time, increasing 1% monthly to a maximum of 5% (from alternative financing being available for a redemption event to occur)

Conversion behavior - holder automatically converts the convertible Notes at a maximum of 2 times the conversion price

Key assumptions used to determine the fair value of the Warrants follows:

Stock price volatility (one-year measurement):
December 31, 2014 measurement	192%
June 30, 2015 measurement	159%
Exercise behavior – warrant exercise at target prices 2 times the higher of the projected reset price or stock price

As of June 30, 2015, the fair value of the total convertible Notes and Warrant’s derivative liability is $392,214 and we recognized a gain on derivative liability of $27,860 and $65,166 for the three and six months ended June 30, 2015, respectively.

As of December 31, 2014, the fair value of the total convertible Notes and Warrant’s derivative liability is $457,380.

The following table summarizes the derivative liability included in the balance sheet:

Balance at December 31, 2014	$457,380
Gain on change of fair value	$(65,166)
Balance at June 30, 2015	$392,214

The following table summarizes information about warrants outstanding as of June 30, 2015:

Total # of warrants issued and outstanding	28,156,404
Weighted-average exercise price	$0.12
Remaining life (in years)	2.77
Intrinsic value	$-

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

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and the Company participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on the Company. Since 2009, the Company has made payments to TPG totaling $160,000 to reduce the recorded liability. The remaining recorded liability balance is $190,000 at June 30, 2015 and December 31, 2014, respectively.

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

We expect initial Program deployments to customers in early third quarter of 2015.

The reduction in revenues during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is attributable to two factors: (1) the fact that we put sales and marketing efforts of DiesoLiFTTM on hold, as discussed above; and (2) a decrease in orders for our PerfoLiFTTM BD-Series bio-diesel stabilization product from distribution partner Nordmann Rassmann (“NRC”). The PerfoLiFTTM BD-Series has provided us with a steady flow of revenues over the last two years and will continue to do so, but is not our primary business segment.

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

We expect Unipart to roll out our joint Program to a number of rail and road transport operators in the United Kingdom and Europe beginning in the third quarter of 2015.

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

NRC: NRC continues to receive orders from and sells our products to some of the largest bio-diesel manufacturers in Europe in 2015. In addition, they have a number of road transport and rail opportunities pending.

Despite the fact that sales of our PerfoLiFTTM BD-Series product line to NRC decreased during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, we expect NRC to increase its sales of our PerfoLiFTTM BD-Series of bio-diesel stability additives through increased sales to existing and sales to new accounts going forward. NRC has also begun to market our products to the marine industry.

United States: We have a number of road transport operators using our products, one such account for over nine years. We are also involved in a project with one of the largest municipal fleets in the United States.

Results of Operations

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

Net Revenues

Net revenues for the three months ended June 30, 2015 were $91,295, as compared to $454,667 for the three-month period ended June 30, 2014. This decrease is primarily attributable to decreased sales of the PerfoLiFTTM BD-Series and DiesoLiFTTM through our distributor network during the three months ended June 30, 2015.

During the three months ended June 30, 2015, 100% of our sales were concentrated among three customers.

During the three months ended June 30, 2014, 94% of our sales were concentrated among four customers.

Sales revenue generated during the three months ended June 30, 2015 and June 30, 2014 was primarily generated from the sale of the PerfoLiFTTM BD-Series and DiesoLiFTTM .

Net revenues for the six months ended June 30, 2015 were $225,368, as compared to $829,093 for the six-month period ended June 30, 2014. This decrease is primarily attributable to decreased sales of the PerfoLiFTTM BD-Series and DiesoLiFTTM through our distributor network during the six months ended June 30, 2015.

During the six months ended June 30, 2015, 100% of our sales were concentrated among four customers.

During the six months ended June 30, 2014, 86% of our sales were concentrated among three customers.

Sales revenues generated during the six months ended June 30, 2015 and June 30, 2014 were primarily generated from the sale of the PerfoLiFTTM BD-Series and DiesoLiFTTM.

Operating Income (Expenses)

Total operating expenses were $456,831 for the three months ended June 30, 2015, as compared to $2,584,302 for the three-month period ended June 30, 2014. This $2,127,471 decrease from the prior period was primarily attributable to a decrease in cost of operations due to decreased sales, and decreases in non-cash stock-based compensation expense, accounting fees and investor relations expense, which are more fully described below.

Total operating expenses were $949,783 for the six months ended June 30, 2015, as compared to $761,723 for the six-month period ended June 30, 2014. This $188,060 increase from the prior period was primarily attributable to a gain on deferred revenue liability of $2,998,242 during the six months ended June 30, 2014, partially offset by a decrease in cost of operations due to decreased sales and decreases in non-cash stock-based compensation expense, investor relations and accounting fees, which are more fully described below.

Cost of Operations

Cost of operations was $71,598 for the three months ended June 30, 2015, as compared to $335,589 for the three-month period ended June 30, 2014. This decrease was due to decreased sales for the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

Cost of operations was $173,070 for the six months ended June 30, 2015, as compared to $632,540 for the six-month period ended June 30, 2014. This decrease was due to decreased sales for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2015 was $385,233 (including non-cash stock-based compensation of $35,506), as compared to $2,248,713 (including non-cash stock-based compensation of $1,795,206) for the three-month period ended June 30, 2014. This decrease of $1,863,480 was primarily attributable to the following activities:

•

a $1,759,700 decrease in non-cash stock-based compensation expense primarily related to the issuance of options to employees and Directors during the three months ended June 30, 2014 (and no options issued during the three months ended June 30, 2015);

•

an approximate $52,000 decrease in accounting fees related to audit services conducted during the three months ended June 30, 2014 related to our 2013 annual report which was filed in May of 2014 instead of March of 2014; and

•

an approximate $32,000 decrease in investor relations expense related to investor relations activities conducted during the three months ended June 30, 2014 and no such activities occurring during the three months ended June 30, 2015.

Selling, general and administrative expense for the six months ended June 30, 2015 was $776,713 (including non-cash stock-based compensation of $72,783), as compared to $3,127,425 (including non-cash stock-based compensation of $2,367,792) for the six-month period ended June 30, 2014. This decrease of $2,350,712 was primarily attributable to the following activities:

•

a $2,295,009 decrease in non-cash stock-based compensation expense related to the cancellation of certain options previously granted to employees and Directors and new option grants to employees, Directors and non-employee consultants during the six months ended June 30, 2014 (and no options issued during the six months ended June 30, 2015);

•

an approximate $35,000 decrease in investor relations expense related to investor relations activities conducted during the six months ended June 30, 2014 and no such activities occurring during the six months ended June 30, 2015; and

•

an approximate $29,000 decrease in accounting fees related to audit services conducted for our 2013 annual report, which was more labor intensive as it required the audits for the calendar years 2011 through 2013.

Gain on Deferred Revenue Liability Write Off

Gain on deferred revenue liability was $0 for both the three months ended June 30, 2015 and June 30, 2014, respectively.

Gain on deferred revenue liability was $0 and $2,998,242 for the six months ended June 30, 2015 and June 30, 2014, respectively. The decrease relates to the first quarter of 2014 write off of a previously recorded obligation due to the expiration of the relevant statute of limitations.

Interest Income (Expense), Net

Interest income (expense), net was $(167,519) and $115 for the three months ended June 30, 2015 and June 30, 2014, respectively. The increase in interest income (expense), net is primarily attributable to interest expense recorded relating to the third quarter 2014 convertible Notes financing.

Interest income (expense), net was $(316,475) and $173 for the six months ended June 30, 2015 and June 30, 2014, respectively. The increase in interest income (expense), net is primarily attributable to interest expense recorded relating to the third quarter 2014 convertible Notes financing.

Gain (Loss) on Derivative Liability

Gain (loss) on derivative liability was $27,860 and $155,000 for the three months ended June 30, 2015 and June 30, 2014, respectively.

Gain (loss) on derivative liability was $65,166 and $(302,000) for the six months ended June 30, 2015 and June 30, 2014, respectively.

The gain (loss) on derivative liability recorded during the three and six months ended June 30, 2015 and June 30, 2014 was primarily attributable to certain warrants issued during 2009 and during the third quarter of 2014 (see Note 6 – Convertible Note Payable) that are subject to dilutive adjustments for share issuances (full ratchet reset features) tied to future issuances of our equity securities. Because of these characteristics, our derivative liability must be measured at fair value and re-evaluated at the end of each reporting period. The mark-to-market of the derivative liability at June 30, 2015 and June 30, 2014 caused such gain (loss).

As of June 30, 2015 and December 31, 2014, the fair value of both components of our derivative liability is $392,214 and $457,380, respectively.

Loss on Conversion of Debt From a Related Party

Loss on conversion of debt from a related party was $0 for both the three months ended June 30, 2015 and June 30, 2014, respectively.

Loss on conversion of debt from a related party was $0 and $387,500 for the six months ended June 30, 2015 and June 30, 2014, respectively. During the six months ended June 30, 2014, we converted $550,000 of notes payable to related parties, triggering this loss. No such conversion occurred during the six months ended June 30, 2015.

Income Tax Provision

We have operated at a net loss since inception and have not recorded or paid any income taxes, other than for non-cash deferred tax expense related to a basis difference between financial reporting and tax reporting goodwill. We have significant net operating loss (“NOL”) carry-forwards that would be recognized at such time as we demonstrate the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting primarily from the NOL carry-forwards has been fully reserved with a valuation allowance. Because goodwill is not depreciated and has an indefinite life for book purposes, the deferred tax liability related to the book to tax basis difference is not offset against the deferred tax assets when establishing our valuation allowance. We recorded $16,000 and $32,000 of expense during the three and six months ended June 30, 2014, respectively, but did not record any such expense during the three and six months ended June 30, 2015 as we deemed the valuation allowance to be sufficient.

Net Income (Loss)

Net loss for the three months ended June 30, 2015 was $505,195, as compared to $1,990,520 for the three months ended June 30, 2014. The decrease in net loss was primarily due to decreases in non-cash stock-based compensation expense ($1,759,700), accounting fees (approximately $52,000) and investor relations fees (approximately $32,000), partially offset by a decrease in gross margin from sales ($99,381), an increase in interest income (expense), net ($167,634) and a decrease in gain on derivative liability ($127,140), as described above. The basic and diluted net loss per common share for the three months ended June 30, 2015 and June 30, 2014 was $(0.00) and $(0.01), respectively.

Net loss for the six months ended June 30, 2015 was $975,724, as compared to $653,957 for the six months ended June 30, 2014. The increase in net loss was primarily due to a gain on a deferred revenue liability write off ($2,998,242) recorded during the six months ended June 30, 2014, an increase in interest income (expense), net of $(316,648) and a decrease in gross margin from sales ($144,255), partially offset by a decrease in non-cash stock-based compensation expense ($2,295,009), a decrease in accounting fees (approximately $29,000), a decrease in investor relations fees (approximately $35,000) and a decrease in income tax provision ($32,000), fluctuation gains related to a derivative liability ($367,166) and conversions of related party notes during the six months ended June 30, 2014 ($387,500), as described above. The basic and diluted net loss per common share for the six months ended June 30, 2015 and June 30, 2014 was $(0.00) for both of the respective periods.

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

We completed an evaluation of goodwill at June 30, 2015 and December 31, 2014 and determined that there was no impairment. We employed a qualitative evaluation for our June 30, 2015 and December 31, 2014 analyses.

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

While we cannot make any assurances as to the accuracy of our projections of future capital needs, based on our current cash available as of August 19, 2015 and a remaining $500,000 balance from a $1,000,000 equity commitment from one of our Directors (see Note 5 - Equity Commitment and Related Party Transactions), we believe we have adequate cash and cash equivalents balances and commitments to fund operations through the end of 2015. Management implemented a salary deferral program for all employees during 2011 to conserve our cash position. This salary deferral program has continued.

We have been funded since inception primarily by unregistered sales of Company restricted stock, generally to existing shareholders. During the third quarter of 2014, we obtained additional funding in the form of a convertible note payable (see Note 6 – Convertible Note Payable). We believe we still have access to capital from existing shareholders and in addition, management is in the process of executing a plan that we believe will provide us sufficient funds to allow us to operate through the end of 2015.

Specifically, the Company, through its investment banker, is in the late stages of finalizing a non-convertible subordinated debt financing (the “Financing”) with a group of institutions and high net worth individuals (the “Investors”). The two-year non-convertible subordinated notes will accrue interest at an annual rate of 10%. In addition, for each dollar invested, the Investors will receive 10 warrants to purchase Company stock at an exercise price of $0.12 per share and 5 restricted shares of the Company’s common stock. The restricted shares of Company common stock are being contributed directly from the personal holdings of two Company Directors. The Company expects the Financing to close in the near future and total $500,000 to $750,000.

However, if the Financing does not close or we are unable to secure capital from existing shareholders, we can make no assurances that additional capital will be available to us. Therefore, if we are unable to secure additional capital, we will need to curtail operations.

Cash used in operating activities was $498,353 for the six months ended June 30, 2015, as compared to cash used in operating activities of $609,631 for the six months ended June 30, 2014. The decrease in cash flow used in operating activities was due primarily to a decrease in our accounts receivable balance ($572,370) due to timing of customer cash collections, partially offset by a decrease in our accounts payable balance ($437,836) due to timing of vendor payments.

Cash provided by financing activities was $0 for the six months ended June 30, 2015, as compared to $836,056 for the six months ended June 30, 2014. During the six months ended June 30, 2014, we raised $827,724 upon the private placement of 31,894,778 restricted shares of our common stock to accredited investors.

Net cash decreased by $498,353 for the six months ended June 30, 2015, as compared to an increase in net cash of $226,425 for the six months ended June 30, 2014.

During the six months ended June 30, 2015 and June 30, 2014, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Working capital deficit at June 30, 2015 was $(2,342,548), as compared to $(825,938) at December 31, 2014. The negative working capital balance at June 30, 2015 is negatively impacted by the reclassification of the convertible note related items from long-term to current liabilities during the first quarter of 2015 and a net $(318,062) impact of the deferred financing cost asset and the derivative liability recorded at June 30, 2015. The negative working capital balance at December 31, 2014 is negatively impacted by the net $(329,825) impact of the deferred financing cost asset and the derivative liability recorded at December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based on this evaluation, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting. Because of the material weakness, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at June 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and the Company participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on the Company. Since 2009, we have made payments to TPG totaling $160,000 to reduce the recorded liability. The remaining liability balance is $190,000 at June 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

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

FUEL PERFORMANCE SOLUTIONS, INC. (Registrant)

Date: August 19, 2015	By:	/s/ Jonathan R. Burst
Jonathan R. Burst
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2015	By:	/s/ Stuart D. Beath
Stuart D. Beath
Chief Financial Officer
(Principal Financial and Accounting Officer)

