Form 10-Q
period 2015-09-30
FUEL PERFORMANCE SOLUTIONS, INC.
filed 2015-11-16
CIK 1078723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one)
Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of registrant's only class of stock as of November 16, 2015: Common stock, par value $0.01 per share – 203,758,698 shares outstanding.

FUEL PERFORMANCE SOLUTIONS, INC.
(formerly known as International Fuel Technology, Inc.)

BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$68,542	$530,201
Accounts receivable	46,538	338,572
Inventory	54,263	80,247
Deferred financing cost	93,095	127,555
Prepaid expenses and other assets	117,355	38,937
Total current assets	379,793	1,115,512

Goodwill	2,211,805	2,211,805

Total assets	$2,591,598	$3,327,317

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$312,219	$507,044
Convertible notes payable, net of discount of $235,912 and $0, respectively	856,588	-
Convertible notes payable – related party, net of discount of $12,417 and $0, respectively	45,083	-
Accrued interest	127,851	-
Accrued interest – related party	6,729	-
Accrued compensation	838,893	787,026
Derivative liability	461,187	457,380
Other accrued expenses	190,000	190,000
Total current liabilities	2,838,550	1,941,450

Long-term liabilities
Convertible notes payable, net of discount of $0 and $550,975, respectively	-	541,525
Convertible notes payable – related party, net of discount of $0 and $28,999, respectively	-	28,501
Notes payable, net of discount of $208,027 and $0, respectively	161,973	-
Notes payable – related party, net of discount of $19,160 and $0, respectively	25,840	-
Accrued interest	3,649	39,917
Accrued interest – related party	740	2,101
Deferred rent	7,416	10,028
Deferred income taxes	723,000	723,000
Total long-term liabilities	922,618	1,345,072

Total liabilities	3,761,168	3,286,522

Commitments and contingencies

Stockholders' equity (deficit)
Common stock, $0.01 par value; 350,000,000 shares authorized at both September 30, 2015 and December 31, 2014; 203,758,698 (net of 1,440,000 shares held in treasury stock) shares issued and outstanding at both September 30, 2015 and December 31, 2014	2,051,987	2,051,987
Treasury stock	(664,600)	(664,600)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	72,431,009	72,258,932
Accumulated deficit	(74,168,043)	(72,785,601)
Total stockholders' equity (deficit)	(1,169,570)	40,795

Total liabilities and stockholders' equity (deficit)	$2,591,598	$3,327,317

See accompanying Notes to Unaudited Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.
(formerly known as International Fuel Technology, Inc.)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Net revenues	$122,458	$677,105	$347,826	$1,506,198

Operating income (expenses):
Cost of operations	(89,661)	(440,965)	(262,731)	(1,073,505)
Selling, general and administrative expense	(350,362)	(434,059)	(1,127,075)	(3,561,484)
Gain on accounts payable write off	-	59,899	-	59,899
Gain on deferred revenue write off	-	-	-	2,998,242
Total operating expenses	(440,023)	(815,125)	(1,389,806)	(1,576,848)

Net loss from operations	(317,565)	(138,020)	(1,041,980)	(70,650)

Interest expense, net	(212,061)	(54,193)	(528,536)	(54,020)
Gain (loss) on derivative liability	122,908	234,591	188,074	(67,409)
Loss on conversion of debt from a related party	-	-	-	(387,500)

Net income (loss) before income taxes	(406,718)	42,378	(1,382,442)	(579,579)

Income tax provision	-	16,000	-	48,000

Net income (loss)	$(406,718)	$26,378	$(1,382,442)	$(627,579)

Basic and diluted net income (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted-average common shares outstanding, basic	203,758,698	202,675,382	203,758,698	194,309,478
Weighted-average common shares outstanding, diluted	203,758,698	218,479,480	203,758,698	194,309,478

See accompanying Notes to Unaudited Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

(formerly known as International Fuel Technology, Inc.)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2015

(Unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2014	205,198,698	$2,051,987	$(664,600)	$(819,923)	$72,258,932	$(72,785,601)	$40,795
Expense relating to stock option grants	-	-	-	-	108,290	-	108,290
Issuance of Affiliate Shares (See Note 7)					63,787		63,787
Net loss	-	-	-	-	-	(1,382,442)	(1,382,442)
Balance, September 30, 2015 (unaudited)	205,198,698	$2,051,987	$(664,600)	$(819,923)	$72,431,009	$(74,168,043)	$(1,169,570)

See accompanying Notes to Unaudited Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.
(formerly known as International Fuel Technology, Inc.)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,382,442)	$(627,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	13,735	-
Non-cash option expense	108,290	2,438,983
Gain on deferred revenue write off	-	(2,998,242)
Gain on write off of accounts payable	-	(59,899)
(Gain) loss on derivative liability	(188,074)	67,409
Amortization of debt discount	347,350	31,103
Amortization of deferred financing cost	84,335	10,877
Loss on conversion of debt from a related party	-	387,500
Income tax provision	-	48,000
Change in assets and liabilities:
Accounts receivable	278,299	(302,884)
Inventory	25,984	(10,421)
Prepaid expenses and other assets	(78,418)	(74,227)
Accounts payable	(194,824)	72,459
Accrued compensation	86,867	(11,773)
Accrued interest payable	96,951	12,352
Deferred rent	(2,612)	(1,821)
Net cash used in operating activities	(804,559)	(1,018,163)

Cash flows from financing activities:
Gross proceeds from issuance of convertible notes	-	950,000
Gross proceeds from issuance of convertible notes – related party	-	50,000
Gross proceeds from issuance of notes payable	370,000	-
Gross proceeds from issuance of notes payable – related party	10,000	-
Deposits received for stock purchase	-	8,332
Payments made for deferred financing cost	(37,100)	(135,000)
Proceeds from issuance of common stock	-	827,724
Net cash provided by financing activities	342,900	1,701,056

Net change in cash and cash equivalents	(461,659)	682,893
Cash and cash equivalents, beginning	530,201	216,913
Cash and cash equivalents, ending	$68,542	$899,806

Supplemental disclosure of cash flow information:
Cash paid during the nine months ended September 30:
Interest	$-	$-
Income taxes	-	-

Non-cash transactions:
Conversion of related party notes to common stock	$-	$550,000
Debt discount due to derivative liability	-	295,773
Debt discount due to warrants issued with convertible notes	-	246,905
Debt discount due to warrants issued with notes payable	179,106	-
Convertible note original issuance cost	-	150,000
Deferred financing cost due to derivative liability for warrants	12,775	29,550
Debt discount due to Affiliate Shares issued with notes payable	63,787	-
Notes payable issued for accrued compensation	35,000	-

See accompanying Notes to Unaudited Financial Statements.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The interim financial statements included herein have been prepared by Fuel Performance Solutions, Inc. (formerly known as International Fuel Technology, Inc.) (the "Company," "we," "us" or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

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

Note 2 – Substantial Doubt about Ability to Continue as a Going Concern

Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses since inception and currently have and previously from time to time have had limited funds with which to operate. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management is in the process of executing a strategy based upon marketing technologies that offer enhanced engine performance and greater fuel economy along with pollution control benefits. We have several technologies in the commercialization phase and in development. We have received necessary regulatory approvals for our products currently in the commercialization phase. We are selling our products directly to the commercial marketplace. We expect to increase our sales to the marketplace, eventually generating a level of revenues sufficient to meet our cash flow and earnings requirements. Until such time, we are dependent on external sources of capital to help fund the operations of the Company.

During the third quarter of 2014, we raised funds with the issuance of convertible notes. During the third quarter of 2015, we raised funds with the issuance of notes payable. We have been funded since inception primarily by unregistered sales of Company restricted stock, generally to existing shareholders. We believe we still have access to capital from existing shareholders and in addition, management is in the process of executing a plan that we believe will provide us with sufficient funds to allow us to operate through the end of 2015. Specifically, management is currently in discussions with its investment banker and with a group of institutions and high net worth individuals regarding a financing. However, we can make no assurances that additional capital will be available to us from these sources. Therefore, if we are unable to secure additional capital, we will need to curtail operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 – Significant Accounting Policies

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in our statements of operations. For stock-based derivative financial instruments, we use a Lattice Model option pricing model, assuming maximum value, in accordance with the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") ASC 815-15, "Derivatives and Hedging," to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in our balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of ASC 820, "Fair Value Measurements and Disclosures," which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of September 30, 2015, and December 31, 2014:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
September 30, 2015
Derivative liability	$-	$-	$461,187	$461,187
December 31, 2014
Derivative liability	$-	$-	$457,380	$457,380

Note 4 – Stockholders' Equity (Deficit)

On May 22, 2014, we filed a certificate of amendment to our Articles of Incorporation increasing the number of our authorized shares from 250,000,000 to 350,000,000 shares with the Nevada Secretary of State.

Non-cash stock-based compensation expense recorded during the three and nine months ended September 30, 2015 and September 30, 2014 is as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Awards to employees and Directors	$35,507	$71,191	$108,290	$2,355,669
Awards to non-employees	-	-	-	83,314
Total non-cash stock-based compensation expense	$35,507	$71,191	$108,290	$2,438,983

Employee and Director Awards

During the nine months ended September 30, 2015, we did not issue any options to employees or Directors for Director-related services. The $35,507 and $108,290 of non-cash stock-based compensation expense recognized during the three and nine months ended September 30, 2015 relates to employee options grants made during 2014 that have subsequent vesting terms. Some of these 2014 employee options grants vested during the nine months ended September 30, 2015. The remaining 2014 employee option grants will become fully vested by January 22, 2016. $41,380 of unrecognized non-cash stock-based compensation expense remains as of September 30, 2015.

The following table summarizes information about stock options to employees and Directors that were issued and outstanding during the nine months ended September 30, 2015:

	Shares	Weighted-average exercise price	Weighted-average exercise life	Intrinsic value

Outstanding at December 31, 2014	30,474,720	$0.10	4.23	$404,337

Granted	-	NA	NA
Cancelled	-	NA	NA
Expired	-	NA	NA
Outstanding at September 30, 2015	30,474,720	$0.10	3.48	$-

Options exercisable at September 30, 2015	28,308,053	$0.10	3.47
Options exercisable at December 31, 2014	27,641,386	$0.10	4.22

Non-employee Awards

During the nine months ended September 30, 2015, we did not issue any options to non-employee consultants for services.

The following table summarizes information about stock options to non-employees that were issued and outstanding during the nine months ended September 30, 2015:

	Shares	Weighted-average exercise price	Weighted-average exercise life	Intrinsic value

Outstanding at December 31, 2014	5,425,000	$0.19	2.57	$8,700

Granted	-	NA	NA
Cancelled	-	NA	NA
Expired	-	NA	NA
Outstanding at September 30, 2015	5,425,000	$0.19	1.82	$-

Options exercisable at September 30, 2015	5,425,000	$0.19	1.82
Options exercisable at December 31, 2014	5,425,000	$0.19	2.57

Sales of Common Stock

We did not receive any proceeds from the sale of common stock during the nine months ended September 30, 2015.

Note 5 – Equity Commitment and Related Party Transactions

On August 21, 2015, the Company issued $25,000 of notes payable to Jonathan Burst, the chairman of our Board of Directors (the "Board") and Chief Executive Officer, $10,000 to Michael Gianino, a Director on our Board and $10,000 to Stuart D. Beath, our Chief Financial Officer. These loans were pursuant to the notes payable transaction discussed in Note 7 – Notes Payable below. Total cash proceeds from the $45,000 of related party notes payable is $10,000, while the remaining $35,000 is offset with the accrued compensation.

On August 22, 2014, the Company borrowed $50,000 from Mr. Burst, the chairman of our Board and Chief Executive Officer. This loan was pursuant to the convertible note payable transaction discussed in Note 6 – Convertible Notes Payable below.

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of the Company and a holder of over 5% of our common stock. Pursuant to the terms of the commitment, Mr. Carr agreed to invest up to an aggregate of $1,000,000 in the Company, at such time or times as we may request, in the form of a purchase or purchases of our restricted common stock. We may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. We have drawn down $500,000 of the commitment and issued to Mr. Carr that number of our shares of restricted common stock equal to the value of the investment then provided to us. The number of shares to be issued was calculated based on the closing price of our common stock as quoted on OTC Market Group's OTCQB marketplace on the date of the sale. There is no stipulation regarding the duration of this commitment. As of both September 30, 2015 and December 31, 2014, $500,000 remains available under this equity commitment.

Rex Carr passed away on April 27, 2015. On April 30, 2015, the Company elected Glenn Carr to its Board. Glenn Carr is the son of Rex Carr, a Director of the Company. The Company believes that the equity commitment of Rex Carr referenced above will be honored by his estate. However, we can make no assurances as to the timing of when the estate may be settled, and how much we may receive once the estate is settled. The first meeting to settle the estate is scheduled for late February or early March 2016.

Note 6 – Convertible Notes Payable

On August 22, 2014 (the "2014 Closing Date"), we closed a financing transaction by entering into a Securities Purchase Agreement dated August 22, 2014 (the "2014 Securities Purchase Agreement") with certain funds and investors signatory to such 2014 Securities Purchase Agreement (the "2014 Purchasers") for an aggregate subscription amount of $1,000,000 (the "2014 Purchase Price") of which $50,000 is from a related party. Pursuant to the 2014 Securities Purchase Agreement, we issued the following to the 2014 Purchasers: (i) 10% Convertible Promissory Notes with an aggregate principal amount of $1,150,000 (the "2014 Notes"), and (ii) warrants to purchase an aggregate of 6,666,667 shares of the Company's common stock, par value $0.01 per share, for an exercise price of $0.12 per share for a period of five (5) years from the effective date of the registration statement (the "2014 Warrants").

We recorded $150,000 of original issuance cost related to this transaction, which we have recorded as debt discount.

The terms of the 2014 Notes and the 2014 Warrants are as follows:

10% Convertible Promissory Notes

The total principal amount of the 2014 Notes is issued with a 115% premium to the subscription amount. The 2014 Notes accrue interest at a rate equal to 10% per annum and have a maturity date of February 22, 2016. The 2014 Notes are convertible any time after the issuance date of the 2014 Notes. The 2014 Purchasers have the right to convert the 2014 Notes into shares of the Company's common stock at a conversion price equal to $0.10 per share, subject to standard adjustments for stock dividends, stock splits, subsequent equity sales, subsequent rights offerings and pro rata distributions. While the 2014 Notes are outstanding, in the event of a subsequent equity sale at a price lower than the conversion price of $0.10 per share, the conversion price of the 2014 Notes shall be reduced to the lower conversion price. The 2014 Notes can be redeemed under certain conditions and the Company can force the conversion of the 2014 Notes in the event certain equity conditions are met.

In the event of default, the 2014 Purchasers have the right to require the Company to repay in cash all or a portion of the 2014 Notes at a price equal to 125% of the aggregate principal amount of the 2014 Notes plus all accrued but unpaid interest.

We recorded $31,969 and $92,562 of interest expense related to the issuance of the 2014 Notes during the three and nine months ended September 30, 2015, respectively.

Warrants

The 2014 Warrants are exercisable in whole or in part, at an initial exercise price per share of $0.12, subject to adjustment. The exercise price and number of shares of the Company's common stock issuable under the 2014 Warrants (the "2014 Warrant Shares") are subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings, pro rata distributions and any issuance of securities below the exercise price of the 2014 Warrants. While the 2014 Warrants are outstanding, in the event of a subsequent equity sale including a warrant exercise price lower than the exercise price of $0.12 per share, the exercise price of the 2014 Warrants shall be reduced to the lower exercise price. Any adjustment to the exercise price shall similarly cause the number of 2014 Warrant Shares to be adjusted so that the total value of the 2014 Warrants may increase, provided, that in no event shall the number of 2014 Warrant Shares exceed 200% of the original number of 2014 Warrant Shares originally issued.

In addition to the 2014 Warrants described above, the Company also issued 800,000 warrants to a placement agent assisting with the convertible note transaction. The terms of the placement agent warrants are the same as of the terms of the 2014 Warrants explained above.

Registration Rights Agreement

In connection with the sale of the 2014 Notes and 2014 Warrants pursuant to the 2014 Securities Purchase Agreement, the Company entered into a registration rights agreement (the "2014 Registration Rights Agreement") with the 2014 Purchasers, pursuant to which the Company agreed to register all of the shares of common stock underlying the 2014 Notes and the shares of common stock underlying the 2014 Warrants (together, the "2014 Registrable Securities") on a Form S-1 registration statement (the "2014 Registration Statement") to be filed with the SEC within thirty (30) calendar days following the 2014 Closing Date (the "2014 Filing Deadline") and to use its best efforts to cause the 2014 Registration Statement to be declared effective under the Securities Act within one hundred (100) calendar days following the 2014 Closing Date (the "2014 Effectiveness Deadline"). The 2014 Registration Statement became effective November 26, 2014.

Deferred Financing Cost

In connection with the convertible note transaction explained above, the Company paid $55,000 for legal fees and $80,000 for placement agent fees. In addition, $29,550 was also recorded to deferred financing costs related to the fair value valuation of the placement agent warrants. $28,203 and $81,606 of deferred financing costs was amortized during the three and nine months ended September 30, 2015, respectively. The deferred financing cost balance related to the 2014 Notes is $45,949 and $127,555 as of September 30, 2015 and December 31, 2014, respectively.

Derivative

Because the above convertible 2014 Notes and 2014 Warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under ASC 815-40-15, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("ASC 815-40-15"). ASC 815-40-15 requires as of the date the convertible 2014 Notes and 2014 Warrants are issued, the derivative liability to be measured at the fair value and re-evaluated at the end of each reporting period. See Note 9 - Derivative Liability.

Debt Discount

On issuance date, the fair value of the derivative liability for both the convertible 2014 Notes and 2014 Warrants was $295,773 and $246,905, respectively. Therefore a total of $692,678 (including $150,000 original issuance costs) of debt discount was recorded. $129,077 and $331,645 was recorded as amortization of debt discount during the three and nine months ended September 30, 2015, respectively.

As of September 30, 2015, the convertible 2014 Notes have a balance of $856,588, net of $235,912 of debt discount, and accrued interest of $127,851. As of December 31, 2014, the convertible 2014 Notes have a balance of $541,525, net of $550,975 of debt discount, and accrued interest of $39,917.

As of September 30, 2015, the related party convertible 2014 Note has a balance of $45,083, net of $12,417 of debt discount, and accrued interest of $6,729. As of December 31, 2014, the related party convertible 2014 Note has a balance of $28,501, net of $28,999 of debt discount, and accrued interest of $2,101.

Note 7 – Notes Payable

On August 21, 2015 (the "2015 Closing Date"), we closed a financing transaction by entering into a Securities Purchase Agreement dated August 21, 2015 (the "2015 Securities Purchase Agreement") with certain funds and investors signatory to such 2015 Securities Purchase Agreement (the "2015 Purchasers") for an aggregate subscription amount of $415,000 (the "2015 Purchase Price") of which $45,000 is from related parties (see Note 5 - Equity Commitment and Related Party Transactions). Pursuant to the 2015 Securities Purchase Agreement, we issued the following to the 2015 Purchasers: (i) 10% Promissory Notes with an aggregate principal amount of $415,000 (the "2015 Notes"), and (ii) warrants to purchase an aggregate of 4,150,000 shares of the Company's common stock, par value $0.01 per share, for an exercise price of $0.12 per share for a period of five (5) years from the Securities Purchase Agreement date (the "2015 Warrants"). The 2015 Notes are subordinated to the 2014 Notes.

In addition, we issued 2,075,000 restricted common shares of our stock to the 2015 Purchasers (the "2015 Affiliate Shares"). The 2015 Affiliate Shares were contributed from existing shareholdings of related party Board members and did not increase the total number of our common shares outstanding.

The terms of the 2015 Notes and the 2015 Warrants are as follows:

10% Promissory Notes

The total principal amount of the 2015 Notes is $415,000. The 2015 Notes accrue interest at a rate equal to 10% per annum and have a maturity date of August 21, 2017. The 2015 Notes can be redeemed by the Company at any time without penalty.

In the event of default, the 2015 Purchasers have the right to require the Company to repay in cash all or a portion of the 2015 Notes at a price equal to 125% of the aggregate principal amount of the 2015 Notes plus all accrued but unpaid interest.

We recorded $4,389 of interest expense related to the issuance of the 2015 Notes during both the three and nine months ended September 30, 2015, respectively.

Warrants

The 2015 Warrants are exercisable in whole or in part, at an initial exercise price per share of $0.12, subject to adjustment. The exercise price and number of shares of the Company's common stock issuable under the 2015 Warrants (the "2015 Warrant Shares") are subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings, pro rata distributions and any issuance of securities below the exercise price of the 2015 Warrants. While the 2015 Warrants are outstanding, in the event of a subsequent equity sale including a warrant exercise price lower than the exercise price of $0.12 per share, the exercise price of the 2015 Warrants shall be reduced to the lower exercise price. Any adjustment to the exercise price shall similarly cause the number of 2015 Warrant Shares to be adjusted so that the total value of the 2015 Warrants may increase.

In addition to the 2015 Warrants described above, the Company also issued 296,000 warrants to a placement agent assisting with the 2015 Notes transaction. The terms of the placement agent warrants are the same as of the terms of the 2015 Warrants explained above.

Deferred Financing Cost

In connection with the note transaction explained above, the Company paid $7,500 for legal fees and $29,600 for placement agent fees. In addition, $12,775 was also recorded to deferred financing costs related to the fair value valuation of the placement agent warrants. $2,729 of deferred financing costs was amortized during both the three and nine months ended September 30, 2015, respectively. The deferred financing cost balance related to the 2015 Notes is $47,146 and $0 as of September 30, 2015 and December 31, 2014, respectively.

Derivative

Because the above 2015 Notes and 2015 Warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under ASC 815-40-15. ASC 815-40-15 requires as of the date the 2015 Notes and 2015 Warrants are issued, the derivative liability to be measured at the fair value and re-evaluated at the end of each reporting period. See Note 9 - Derivative Liability.

Debt Discount

On issuance date, the fair value of the derivative liability for the 2015 Warrants was $179,106. Also, the relative fair value of the 2015 Affiliate Shares was $63,787. Therefore a total of $242,893 of debt discount was recorded. $15,705 was recorded as amortization of debt discount during both the three and nine months ended September 30, 2015, respectively.

As of September 30, 2015, the 2015 Notes have a balance of $161,973, net of $208,027 of debt discount, and accrued interest of $3,649.

As of September 30, 2015, the related party 2015 Notes have a balance of $25,840, net of $19,160 of debt discount, and accrued interest of $740.

Note 8 – Blencathia Merger

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent. Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock. The remaining $350,000 obligation was reflected as a current accrued expense. Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations. During 2009 and 2010, we made payments totaling $160,000 to the prior Blencathia owner. We have not made any payments to the prior Blencathia owner since 2010. The related current accrued expense balance remains at $190,000 at September 30, 2015. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.

Note 9 – Derivative Liability

During 2009, we granted a warrant to purchase 2,000,000 shares of the Company's common stock to an accredited investor in conjunction with equity raise efforts. On April 12, 2013, our Board authorized and approved the extension of the expiration date and a change of exercise price for this warrant. The outstanding share purchase warrant originally had a March 23, 2014 expiration date and an exercise price of $0.25. The new modified terms extended the warrant expiration date to April 11, 2018 and reduced the exercise price to $0.226. The exercise price is also subject to dilutive adjustments for share issuances (full ratchet reset features). As of September 30, 2015 and December 31, 2014, the exercise price has been reduced to approximately $0.15 and an additional 1,430,134 (as of September 30, 2015) and 1,418,987 (as of December 31, 2014) warrants, respectively, are to be issued to the investor due to the reset features.

On August 21, 2015, we issued 4,150,000 warrants to investors and 296,000 warrants to a placement agent. The exercise price of these warrants is also subject to dilutive adjustments for share issuance (full ratchet reset features). See Note 7 - Notes Payable.

On August 22, 2014, we issued 6,666,667 warrants to investors and 800,000 warrants to a placement agent. The exercise price of these warrants is also subject to dilutive adjustments for share issuance (full ratchet reset features). See Note 6 – Convertible Notes Payable.

Because the convertible 2014 Notes, 2014 Warrants and 2015 Warrants all have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under ASC 815-40-15, which requires as of the date the convertible 2014 Notes, 2014 Warrants and 2015 Warrants are issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

Key assumptions used to determine the fair value of the convertible 2014 Notes are as follows:

Stock price volatility (one-year measurement):
December 31, 2014 measurement	192%
September 30, 2015 measurement	163%
Probability of default triggering 21% interest rate, increasing 1% per month to a maximum of 10% with a 125% penalty	0%

Probability of the Company redeeming the convertible 2014 Notes (with 130% penalty): projected initially at 0% of the time, increasing 1% monthly to a maximum of 5% (from alternative financing being available for a redemption event to occur)

Conversion behavior - holder automatically converts the convertible 2014 Notes at a maximum of 2 times the conversion price

Key assumptions used to determine the fair value of the 2014 Warrants and 2015 Warrants are as follows:

Stock price volatility (one-year measurement):
December 31, 2014 measurement	192%
August 21, 2015 measurement	158%
September 30, 2015 measurement	163%
Exercise behavior – warrant exercise at target prices 2 times the higher of the projected reset price or stock price

As of September 30, 2015, the fair value of the total convertible 2014 Notes, 2014 Warrants and 2015 Warrants' derivative liability is $461,187 and we recognized a gain on derivative liability of $122,908 and $188,074 for the three and nine months ended September 30, 2015, respectively.

As of December 31, 2014, the fair value of the total convertible 2014 Notes, 2014 Warrants and 2015 Warrants' derivative liability is $457,380.

The following table summarizes the derivative liability included in the balance sheet:

Balance at December 31, 2014	$457,380
Debt discount due to warrants issued with notes payable	$179,106
Deferred financing cost originated from derivative liability	$12,775
Gain on change of fair value	$(188,074)
Balance at September 30, 2015	$461,187

The following table summarizes information about warrants outstanding as of September 30, 2015:

Total # of warrants issued and outstanding	32,613,551
Weighted-average exercise price	$0.12
Remaining life (in years)	2.80
Intrinsic value	$-

Note 10 – Legal Proceedings

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

On July 31, 2006, we received notice from the American Arbitration Association ("AAA") of a Demand for Arbitration dated July 27, 2006 received by the AAA naming the Company as Respondent and TPG Capital Partners ("TPG"), the prior Blencathia owner, as the Claimant. The arbitration had been requested by TPG to resolve an alleged aggregate proceeds shortfall from the sale of our securities issued in the Blencathia merger. TPG has claimed they sold some or all of the 312,000 shares and the sales have not generated at least $500,000 of proceeds, as guaranteed in the merger documents.

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and the Company participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on the Company. Since 2009, the Company has made payments to TPG totaling $160,000 to reduce the recorded liability. The remaining recorded liability balance is $190,000 at September 30, 2015 and December 31, 2014, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the financial condition, results of operations and cash flows of Fuel Performance Solutions, Inc. (formerly known as International Fuel Technology, Inc.) (the "Company," "we," "us" or "our") during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission ("SEC") on March 31, 2015 (the "Annual Report").

Forward-looking Statements and Associated Risks

This quarterly report on Form 10-Q contains forward-looking statements that are based largely on our expectations and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control, including, but not limited to, economic, competitive and other factors affecting our operations, markets, products and services, expansion strategies, our ability to raise additional capital and other factors described elsewhere in this report and documents filed by us with the SEC, including in our Annual Report under the "Risk Factors" section. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from these forward-looking statements. In light of these risks, uncertainties and assumptions, there can be no assurance that the forward-looking information contained in this report will, in fact, prove accurate. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

Commercial Update

Since the third quarter of 2014, our commercial efforts have been focused on the development of, preparation for, and the launch of a comprehensive fuel solutions program (the "Program") in conjunction with Unipart, our distribution partner.

Since that time period, in consultation with Unipart, we put all of our DiesoLiFTTM sales and marketing efforts in the United Kingdom and Europe on hold pending the proper development of the Program. Equipment vendors for all aspects of the Program have now been sourced and vetted and the deliberate pace to ensure the Program was ready for proper deployment has reached the launch point.

We expect initial Program deployments to customers in the fourth quarter of 2015.

Although 2015 has not been a great year in terms of revenues, we believe it has been the most productive year in our history in terms of positioning the Company for a successful future. Our Company narrative has changed dramatically over the last year as distribution partner Unipart now has a division set up for the specific purpose of commercializing DiesoLiFTTM. Unipart continues to commit more time, efforts and resources toward making the Program a success.

The reduction in revenues during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is attributable to two factors: (1) the fact that we put sales and marketing efforts of DiesoLiFTTM on hold, as discussed above; and (2) a decrease in orders for our PerfoLiFTTM BD-Series bio-diesel stabilization product from distribution partner Nordmann Rassmann ("NRC"). The PerfoLiFTTM BD-Series has provided us with a steady flow of revenues over the last two years and will continue to do so, but is not our primary business segment.

The Program is our primary business focus and will be the primary driver of our future revenues and profits.

Our distribution partners will continue to be primarily responsible for our sales and marketing efforts and the drivers of our commercial progress.

Unipart: In the third quarter of 2015, we expanded our marketing and distribution agreement with Unipart. The revised marketing and distribution agreement with Unipart provides Unipart exclusive distribution rights for DiesoLiFTTM for the rail industry worldwide; exclusive distribution rights for DiesoLiFTTM for commercial and public service vehicle and retail markets in the United Kingdom and the Republic of Ireland, Australia, South Africa and the Middle East; exclusive distribution rights for GasoLiftTM for all sectors in the United Kingdom and The Republic of Ireland; and non-exclusive distribution rights for DiesoLiFTTM and GasoLiFTTM worldwide.

In addition, Unipart has been granted exclusive distribution rights for PerfoClean in the United Kingdom and the Republic of Ireland and non-exclusive distribution rights worldwide. PerfoClean is the Company's proprietary formulation specifically designed to clean bulk fuel storage tanks.

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

We expect Unipart to roll out our joint Program to a number of rail and road transport operators in the United Kingdom and Europe beginning in the fourth quarter of 2015 or early in the first quarter of 2016.

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

Despite the fact that sales of our PerfoLiFTTM BD-Series product line to NRC decreased during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, we expect NRC to increase its sales of our PerfoLiFTTM BD-Series of bio-diesel stability additives through increased sales to existing and sales to new accounts going forward. NRC has also begun to market our products to the marine industry and to some road transport fleets.

NRC recently transferred all of its Company related business from it new products division to its growth division. NRC is now committing more resources to the commercialization of our products.

United States: We have a number of road transport operators using our products, one such account for over nine years. We are also involved in a project with one of the largest municipal fleets in the United States.

Results of Operations

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

Net Revenues

Net revenues for the three months ended September 30, 2015 were $122,458, as compared to $677,105 for the three-month period ended September 30, 2014. This decrease is primarily attributable to decreased sales of the PerfoLiFTTM BD-Series and DiesoLiFTTM through our distributor network during the three months ended September 30, 2015.

During the three months ended September 30, 2015, 100% of our sales were concentrated among three customers. During the three months ended September 30, 2014, 95% of our sales were concentrated among three customers. Sales revenue generated during the three months ended September 30, 2015 and September 30, 2014 was primarily generated from the sale of the PerfoLiFTTM BD-Series and DiesoLiFTTM.

Net revenues for the nine months ended September 30, 2015 were $347,826, as compared to $1,506,198 for the nine-month period ended September 30, 2014. This decrease is primarily attributable to decreased sales of the PerfoLiFTTM BD-Series and DiesoLiFTTM through our distributor network during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, 100% of our sales were concentrated among five customers. During the nine months ended September 30, 2014, 98% of our sales were concentrated among four customers.

Sales revenues generated during the nine months ended September 30, 2015 and September 30, 2014 were primarily generated from the sale of the PerfoLiFTTM BD-Series and DiesoLiFTTM.

Operating Income (Expenses)

Total operating expenses were $440,023 for the three months ended September 30, 2015, as compared to $815,125 for the three-month period ended September 30, 2014. This $375,102 decrease from the prior period was primarily attributable to a decrease in cost of operations due to decreased sales and decreases in non-cash stock-based compensation expense, marketing expenses in the United Kingdom and gain on accounts payable write off, which are more fully described below.

Total operating expenses were $1,389,806 for the nine months ended September 30, 2015, as compared to $1,576,848 for the nine-month period ended September 30, 2014. This $187,042 decrease from the prior period was primarily attributable a decrease in cost of operations due to decreased sales and decreases in non-cash stock-based compensation expense, marketing expenses in the United Kingdom and accounting fees, partially offset by a gain on deferred revenue liability of $2,998,242 recorded during the nine months ended September 30, 2014, which are more fully described below.

Cost of Operations

Cost of operations was $89,661 for the three months ended September 30, 2015, as compared to $440,965 for the three-month period ended September 30, 2014. This decrease was due to decreased sales for the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

Cost of operations was $262,731 for the nine months ended September 30, 2015, as compared to $1,073,505 for the nine-month period ended September 30, 2014. This decrease was due to decreased sales for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2015 was $350,362 (including non-cash stock-based compensation of $35,507), as compared to $434,059 (including non-cash stock-based compensation of $71,191) for the three-month period ended September 30, 2014. This decrease of $83,697 was primarily attributable to the following activities:

•

a $35,684 decrease in non-cash stock-based compensation expense primarily related to the issuance of options to employees and Directors during the nine months ended September 30, 2014 (and no options issued during the three months ended September 30, 2015); and

•

a $35,000 decrease in marketing expenses in the United Kingdom as we transitioned efforts and costs from our United Kingdom sales representatives to our United Kingdom distributor, Unipart, during 2015.

Selling, general and administrative expense for the nine months ended September 30, 2015 was $1,127,075 (including non-cash stock-based compensation of $108,290), as compared to $3,561,484 (including non-cash stock-based compensation of $2,438,983) for the nine-month period ended September 30, 2014. This decrease of $2,434,409 was primarily attributable to the following activities:

•

a $2,330,693 decrease in non-cash stock-based compensation expense related to the cancellation of certain options previously granted to employees and Directors and new option grants to employees, Directors and non-employee consultants during the nine months ended September 30, 2014 (and no options issued during the nine months ended September 30, 2015);

•

an approximate $75,000 decrease in marketing expenses in the United Kingdom during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as we transitioned efforts and costs from our United Kingdom sales representatives to our United Kingdom distributor, Unipart, during 2015; and

•

an approximate $29,000 decrease in accounting fees related to audit services conducted for our 2014 annual report compared to our 2013 annual report, which was more labor intensive as it required the audits for the calendar years 2011 through 2013.

Gain on Accounts Payable Write Off

Gain on accounts payable write off was $0 and $59,899 for the three months ended September 30, 2015 and September 30, 2014, respectively.

Gain on accounts payable write off was $0 and $59,899 for the nine months ended September 30, 2015 and September 30, 2014, respectively. This decrease relates to the write off of certain outstanding payable balances that were dated at least five years before September 30, 2014.

Gain on Deferred Revenue Liability Write Off

Gain on deferred revenue liability was $0 for both the three months ended September 30, 2015 and September 30, 2014, respectively.

Gain on deferred revenue liability was $0 and $2,998,242 for the nine months ended September 30, 2015 and September 30, 2014, respectively. The decrease relates to the first quarter of 2014 write off of a previously recorded obligation due to the expiration of the relevant statute of limitations.

Interest Expense, Net

Interest expense, net was $212,061 and $54,193 for the three months ended September 30, 2015 and September 30, 2014, respectively. The increase in interest expense, net is primarily attributable to interest expense recorded relating to the third quarter of 2014 convertible 2014 Notes financing and the third quarter of 2015 Notes financing.

Interest expense, net was $528,536 and $54,020 for the nine months ended September 30, 2015 and September 30, 2014, respectively. The increase in interest expense, net is primarily attributable to interest expense recorded relating to the third quarter 2014 convertible 2014 Notes financing and the third quarter of 2015 Notes financing.

Gain (Loss) on Derivative Liability

Gain (loss) on derivative liability was $122,908 and $234,591 for the three months ended September 30, 2015 and September 30, 2014, respectively.

Gain (loss) on derivative liability was $188,074 and $(67,409) for the nine months ended September 30, 2015 and September 30, 2014, respectively.

The gain (loss) on derivative liability recorded during the three and nine months ended September 30, 2015 and September 30, 2014 was primarily attributable to certain warrants issued during 2009 and during the third quarter of 2014 and 2015(see Note 9 – Derivative Liability) that are subject to dilutive adjustments for share issuances (full ratchet reset features) tied to future issuances of our equity securities. Because of these characteristics, our derivative liability must be measured at fair value and re-evaluated at the end of each reporting period. The mark-to-market of the derivative liability at September 30, 2015 and September 30, 2014 caused such gain (loss).

As of September 30, 2015 and December 31, 2014, the fair value of both components of our derivative liability is $461,187 and $457,380, respectively.

Loss on Conversion of Debt From a Related Party

Loss on conversion of debt from a related party was $0 for both the three months ended September 30, 2015 and September 30, 2014, respectively.

Loss on conversion of debt from a related party was $0 and $387,500 for the nine months ended September 30, 2015 and September 30, 2014, respectively. During the nine months ended September 30, 2014, we converted $550,000 of notes payable to related parties, triggering this loss. No such conversion occurred during the nine months ended September 30, 2015.

Income Tax Provision

We have operated at a net loss since inception and have not recorded or paid any income taxes, other than for non-cash deferred tax expense related to a basis difference between financial reporting and tax reporting goodwill. We have significant net operating loss ("NOL") carry-forwards that would be recognized at such time as we demonstrate the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting primarily from the NOL carry-forwards has been fully reserved with a valuation allowance. Because goodwill is not depreciated and has an indefinite life for book purposes, the deferred tax liability related to the book to tax basis difference is not offset against the deferred tax assets when establishing our valuation allowance. We recorded $16,000 and $48,000 of expense during the three and nine months ended September 30, 2014, respectively, but did not record any such expense during the three and nine months ended September 30, 2015 as we deemed the valuation allowance to be sufficient.

Net Income (Loss)

Net income (loss) for the three months ended September 30, 2015 was $(406,718), as compared to 26,378 for the three months ended September 30, 2014. The increase in net loss was primarily due to a decrease in gross margin from sales ($203,343), an increase in interest expense, net ($157,868) and a decrease in gain on derivative liability ($111,683), partially offset by decreases in non-cash stock-based compensation expense ($35,684) and marketing expenses in the United Kingdom ($35,000), as described above. The basic and diluted net loss per common share for the three months ended September 30, 2015 and September 30, 2014 was $(0.00) and $0.00, respectively.

Net loss for the nine months ended September 30, 2015 was $(1,382,442), as compared to $(627,579) for the nine months ended September 30, 2014. The increase in net loss was primarily due to a gain on a deferred revenue liability write off ($2,998,242) recorded during the nine months ended September 30, 2014, an increase in interest expense, net of $(474,516) and a decrease in gross margin from sales ($347,598), partially offset by a decrease in non-cash stock-based compensation expense ($2,330,693), a decrease in marketing expenses in the United Kingdom (approximately $75,000), a decrease in accounting fees (approximately $29,000), a decrease in income tax provision ($48,000), fluctuation gains related to a derivative liability ($255,483) and conversions of related party notes during the nine months ended September 30, 2014 ($387,500), as described above. The basic and diluted net loss per common share for the nine months ended September 30, 2015 and September 30, 2014 was $(0.01) and $(0.00), respectively.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Critical Accounting Policies and Estimates

DerivativeFinancial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in our statements of operations. For stock-based derivative financial instruments, we use a Lattice Model option pricing model, in accordance with the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") ASC 815-15, "Derivatives and Hedging," to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in our balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve (12) months of the balance sheet date.

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

Beginning in May 2013, as an effort to address our outstanding payable balance with and at the request of our product manufacturer, our non-United States customers began remitting receivable payments directly to our product manufacturer in lieu of remitting payment directly to us. Under this arrangement, we still maintained the risks and benefits related to sending the product to each customer and thus recorded sales revenues (and associated cost of sales) applying the gross reporting treatment for each transaction pursuant to ASC 605-45, "Principal Agent Considerations." During the first quarter of 2014, we once again began collecting payments directly from our non-United States customers and paying our product manufacturer separately for the corresponding cost of manufactured goods.

Investor Warrant Modifications

The Company and the Board from time to time have authorized the modification to the terms of certain prior warrant issuances. We analyze such modifications under ASC 718 "Compensation-Stock Compensation" ("ASC 718") and ASC 505, "Equity Based Payments to Non-Employees" ("ASC 505") and have historically determined that no gain or loss is recognized upon the modification due to the warrants having been issued to an investor and investor awards not being subject to either ASC 718 or ASC 505.

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

We employed a qualitative analysis for goodwill at December 31, 2014 and determined that there was no impairment.

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

While we cannot make any assurances as to the accuracy of our projections of future capital needs, based on our current cash available as of November 16, 2015, we believe we have adequate cash and cash equivalents balances to fund operations through the end of 2015. Management implemented a salary deferral program for all employees during 2011 to conserve our cash position. This salary deferral program has continued.

We have been funded since inception primarily by unregistered sales of Company restricted stock, generally to existing shareholders. We have also relied on a $1,000,000 equity commitment from one of our Directors, Rex Carr, of which $500,000 remains available (See Note 5 – Equity Commitment and Related Party Transactions). Rex Carr passed away on April 27, 2015. On April 30, 2015, the Company elected Glenn Carr as a Director to its Board. Glenn Carr is the son of Rex Carr. The Company believes that the equity commitment of Rex Carr will be honored by his estate. However, we can make no assurances as to the timing of when the estate may be settled, and how much we may receive once the estate is settled. The first meeting to settle the estate is scheduled for late February or early March 2016.

In addition, during the third quarter of 2014, we obtained additional funding in the form of a convertible notes payable (see Note 6 – Convertible Notes Payable) and during the third quarter of 2015, we obtained additional funding in the form of a subordinated notes payable (see Note 7 – Note Payable).

We are currently in discussions with our investment banker and a number of potential investors to raise additional capital. We believe we will be successful in raising additional capital to fund our operations, but if we are unable to secure additional capital, we will need to curtail operations.

Cash used in operating activities was $804,559 for the nine months ended September 30, 2015, as compared to cash used in operating activities of $1,018,163 for the nine months ended September 30, 2014. The decrease in cash flow used in operating activities was due primarily to a decrease in our accounts receivable balance ($581,183) due to timing of customer cash collections, partially offset by a decrease in our accounts payable balance ($267,283) due to timing of vendor payments.

Cash provided by financing activities was $342,900 for the nine months ended September 30, 2015, as compared to $1,701,056 for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we received gross proceeds of $380,000 from the issuance of notes payable. During the nine months ended September 30, 2014, we raised $827,724 upon the private placement of 31,894,778 restricted shares of our common stock to accredited investors. In addition, during the nine months ended September 30, 2014, we received gross proceeds of $1,000,000 from the issuance of convertible notes payable.

Net cash decreased by $461,659 for the nine months ended September 30, 2015, as compared to an increase in net cash of $682,893 for the nine months ended September 30, 2014.

During the nine months ended September 30, 2015 and September 30, 2014, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Working capital deficit at September 30, 2015 was $(2,458,757), as compared to $(825,938) at December 31, 2014. The negative working capital balance at September 30, 2015 is negatively impacted by the reclassification of the convertible note related items from long-term to current liabilities during the first quarter of 2015 and a net $(368,092) impact of the deferred financing cost asset and the derivative liability recorded at September 30, 2015. The negative working capital balance at December 31, 2014 is negatively impacted by the net $(329,825) impact of the deferred financing cost asset and the derivative liability recorded at December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based on this evaluation, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting. Because of the material weakness, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at September 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 31, 2006, we received notice from the American Arbitration Association ("AAA") of a Demand for Arbitration dated July 27, 2006 received by the AAA naming us as Respondent and TPG Capital Partners ("TPG"), the prior Blencathia owner, as the Claimant. The arbitration had been requested by TPG to resolve an alleged aggregate proceeds shortfall from the sale of Company securities issued in the Blencathia merger. TPG has claimed they sold some or all of the 312,000 shares and the sales have not generated at least $500,000 of proceeds, as guaranteed in the merger documents.

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and the Company participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on the Company. Since 2009, we have made payments to TPG totaling $160,000 to reduce the recorded liability. The remaining liability balance is $190,000 at September 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 21, 2015, the Company completed a $415,000 subordinated note funding that included warrants to purchase 4,150,000 shares of our common stock with a five year term and an exercise price of $0.12, subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings, pro rata distributions and any issuance of securities below the $0.12 exercise price. In conjunction with this transaction, the Company also issued warrants to purchase 296,000 shares of our common stock to a placement agent with the same terms and conditions as the warrants issued to the note holders. We used the proceeds for general corporate purposes.

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

FUEL PERFORMANCE SOLUTIONS, INC.
(Registrant)

Date: November 16, 2015	By:	/s/ Jonathan R. Burst
Jonathan R. Burst
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Stuart D. Beath
Stuart D. Beath
Chief Financial Officer
(Principal Financial and Accounting Officer)

