Form 10-K
period 2015-12-31
FUEL PERFORMANCE SOLUTIONS, INC.
filed 2016-03-30
CIK 1078723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Registrant's telephone number, including area code: (314) 727-3333

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2015) was $11,267,375.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 203,758,698 as of March 30, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FUEL PERFORMANCE SOLUTIONS, INC.

(Formerly Known As INTERNATIONAL FUEL TECHNOLOGY, INC.)

FORM 10-K

For The Fiscal Year Ended December 31, 2015

FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this document that are based on management's current reasonable expectations, estimates and projections. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks include, but are not limited to, risks relating to economic, competitive and other factors affecting our operations, markets, products and services and marketing and sales strategies, as well as the risks noted under the section in this report entitled "Risk Factors." We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

PART I

Item 1. Business

INTRODUCTION

Fuel Performance Solutions, Inc. (the "Company," "we," "us" or "our") is an emerging technology company in the green space. The efficacy and commercial viability of our proprietary technology is validated by the commitment and growing efforts of our renowned distribution partners: Unipart Rail ("Unipart"), Brenntag AG ("Brenntag") and Nordmann Rassmann ("NRC") have all vetted our technology and committed substantial resources to building their efforts to market and sell out products.

We provide fuel performance solutions and emissions reductions benefits to major end-users of liquid hydro carbon fuels (diesel; bio-diesel; heating oil; gasoline; marine gas oil; and heavy fuel oil) in the rail, road transport (fleet operators), stationary power generation and marine industries.

All of the fuel performance solutions we provide incorporate the use of our proprietary liquid fuel additive formulations that enhance the performance of petroleum-based fuels and renewable liquid fuels. We believe that use of our proprietary fuel additive formulations with a base fuel: enhances the combustion process which increases fuel economy; reduces harmful emissions; stabilizes the fuel; increases fuel lubricity; acts as a detergent to clean the fuel system; co-solves free water in the fuel system; reduces corrosion and microbial contamination in the fuel system; and when used in bio-fuels, increases fuel oxidation stability and reduces deposit formation.

We believe our flagship product, DiesoLiFTTM, is the top performing fuel additive formulation for improving fuel economy, consistently demonstrating the ability to improve fuel economy, on average, by five (5) percent.

Use of the Company's products will also result in a dramatic reduction of harmful emissions associated with diesel fuel consumption. Extensive laboratory testing over the last ten years, which includes test results from 2016, has clearly demonstrated that use of DiesoLiFTTM will:

-	reduce particulate emissions, a known carcinogen, by amounts in the 20% to 45% range;

-	reduce smoke emissions; and

-	reduce greenhouse gas emissions (CO2 and NOx).

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

Over ten years of extensive research and development which included numerous laboratory tests at prominent facilities all over the world (United States, Canada, Europe, Brazil, South Africa, China and Thailand) has confirmed the efficacy of our technology. We have completed customer-focused field demonstration trials which has validated independent laboratory test results. We have a number of customers that have been using our products for years with positive results. We believe our proprietary fuel additive formulations have been fully vetted and there is no technology risk.

Through our network of prominent distribution partners, which includes Unipart, NRC and Brenntag, we have a number of programs and products that provide critical fuel system benefits to end-users allowing them to: enhance the performance and life of their equipment; boost productivity; reduce downtime; increase profitability; and reduce harmful emissions. Because of these relationships with prominent distribution partners, we believe there is minimal commercial roll-out risk.

The manufacture of our products is outsourced to Brenntag pursuant to a manufacturing and supply agreement (see Manufacturing Partner below). Because of this relationship, we are able to deliver quantity of quality products on a timely basis. We believe there is minimal manufacturing risk.

We believe there is huge need in the marketplace for our products and fuel performance solutions programs. Due to the increasing public and private pressure to reduce the level of harmful emissions and the engine operator's desire to improve the operating performance of their equipment, we believe our products and fuel performance solutions are well-positioned to capitalize on these market dynamics.

Of particular note, the Company, in conjunction with distribution partner Unipart, has developed the Fuel Efficiency Management Program (the "Program") (see below).

THE FUEL EFFICIENCY MANAGEMENT PROGRAM

The Program is a comprehensive fuel management system that provides road transport and rail operators a complete tanker to trailer solution for optimizing fuel quality and performance, while at the same time reducing harmful emissions. The Program was developed in the second half of 2014 by the Company and distribution partner Unipart to address the pervasive fuel performance problems and issues experienced by rail and road transport fleet operators.

The mandate to incorporate bio-diesel into the diesel fuel stream in the United Kingdom and Europe has created fuel storage and equipment performance issues. The use of bio-diesel does provide emissions benefits. However, there are many drawbacks associated with bio-diesel use: it is not a stable fuel (it oxidizes and creates deposits); has a lower volumetric energy density than regular diesel (lower fuel economy and less power); naturally contains more water (fosters microbial contamination and sludge formation in tanks); causes corrosion and spray hole blockage of fuel injectors; causes seal failures; and causes fuel filter plugging.

As a result, rail and road transport fleet operators in the United Kingdom and Europe are experiencing: less fuel economy; less than optimal equipment performance; increased equipment maintenance expense; increased downtime of equipment; fuel tank and storage issues; poor fuel quality issues; and difficulty maintaining fuel within specification.

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

The Program offered by Unipart and us mitigates all risks associated with bio-diesel fuel use and provides rail and road transport fleet operators the ability to maximize the performance and efficiency of their equipment.

The Program consists of: fuel tank testing; fuel tank cleaning (our PerfoClean product is used); fuel additive dosing equipment; the DiesoLiFTTM fuel additive formulation; and on-going fuel and fuel tank analysis and monitoring. The Program ensures that end-users are maintaining in-specification fuel and optimizing the performance of their equipment.

Unipart has established business partnerships with vendors who supply tank testing, tank cleaning, fuel additive dosing and on-going fuel and fuel tank testing equipment. The cornerstone of the Program is DiesoLiFTTM, our proprietary fuel additive formulation that is proven to: restore lost fuel economy and power loss associated with bio-diesel use; maintain fuel system cleanliness; provide fuel stability by controlling oxidation and deposit formation; and reduce harmful emissions.

COMMERICAL UPDATE

Although 2015 was not a great year in terms of revenues, we believe it was the most productive year in our history in terms of repositioning the Company for future success. All three of our major distribution partners, Unipart, Brenntag and NRC, saw unique and growing opportunities in the marketplace for our proprietary products and programs. As a result, all three distribution partners reorganized their efforts on our behalf and committed additional resources in 2015 to better capitalize on the growing opportunities they foresee.

This repositioning by our distribution partners in 2015 had a negative effect on our revenues in the short term, but has provided us with a greater platform to succeed going forward.

Unipart: Since the third quarter of 2014, our commercial efforts have been focused on the development of, preparation for, and the launch of the Program in conjunction with Unipart.

Since that time period, in consultation with Unipart, we put all of our DiesoLiFTTM sales and marketing efforts in the United Kingdom and Europe on hold pending the proper development of the Program. Equipment vendors for all aspects of the Program have now been sourced and vetted and the deliberate pace to ensure the Program was ready for proper deployment has reached the launch point. Unipart now has a group set up for the specific purpose of commercializing DiesoLiFTTM. Unipart continues to commit more time, efforts and resources toward making the Program a success.

In the third quarter of 2015, we expanded our marketing and distribution agreement with Unipart. The revised marketing and distribution agreement with Unipart provides Unipart exclusive distribution rights for DiesoLiFTTM for the rail industry worldwide; exclusive distribution rights for DiesoLiFTTM for commercial and public service vehicle and retail markets in the United Kingdom and the Republic of Ireland, Australia, South Africa and theMiddle East; exclusive distribution rights for GasoLiftTM for all sectors in the United Kingdom and The Republic of Ireland; and non-exclusive distribution rights for DiesoLiFTTM and GasoLiFTTM worldwide.

In addition, Unipart has been granted exclusive distribution rights for PerfoClean in the United Kingdom and the Republic of Ireland and non-exclusive distribution rights worldwide. PerfoClean is the Company's proprietary formulation specifically designed to clean bulk fuel storage tanks.

Unipart adopted the Program in its own fleet of distribution vehicles in 2015 and is actively involved in commercial projects with numerous road transport operators (both private and public sector), rail operators (both passenger and freight) and fuel wholesalers. We expect additional deployments of the Program in the second quarter of 2016.

The Program is our primary business focus and will be the primary driver of our future revenues and profits.

Brenntag: In 2015, Brenntag made the decision to reevaluate their efforts on our behalf. After extensive analysis, and as part of their strategic fuel business planning, Brenntag decided there was a compelling opportunity to put in place a more organized and concerted marketing and sales approach to our product line. Brenntag has completed its market by market studies and will roll-out their revised marketing and sales plan for distribution of our products across Europe in the second quarter of 2016.

Brenntag will also continue to sell our products to Bardahl, Lubrichim, ETSP, Lubro and Eurol, who all repackage the products and sell to retail customers under their own brand name.

Going forward, we expect Brenntag to execute on their revised plan and ramp up their selling efforts of our products to: the road transport industry (fleets); refineries and fuel distributors; bio-diesel manufacturers; and the marine industry.

NRC:In 2015, NRC decided to reevaluate their efforts on our behalf. After extensive review, NRC concluded there was compelling opportunity to more aggressively market and sell our unique fuel additives formulations. As a result, the entire Company product line was moved out of NRC's new business division and into their Oleochemicals, Lubes & Growth division. This transition provides NRC with more resources to market and sell our products.

We are in the process of updating and expanding our distribution agreement with NRC to reflect the increased resources that NRC is now dedicating to the marketing and sales of our proprietary fuel additive formulations.

The primary thrust of NRC efforts will continue to be with our PerfoLiFTTM line of bio-diesel stabilization additives used to stabilize and prolong the shelf life of bio-diesel fuels or all underlying sources. NRC continues to receive orders from and sell our products to some of the largest bio-diesel manufacturers in Europe.

Despite the fact that sales of our PerfoLiFTTM BD-Series product line to NRC decreased during 2015, compared to 2014, we expect NRC to increase its sales of our PerfoLiFTTM BD-Series of bio-diesel stability additives in 2016 and beyond through increased sales to existing accounts and sales to new accounts.

NRC has also begun to market our products to the marine industry and to some road transport fleets.

TECHNOLOGY

Our fuel additive formulations are composed of a mixture of complex chemical molecules which, when blended into a base fuel, lower that base fuel's overall surface tension at liquid-air, liquid-liquid, and liquid-solid (pipe wall) interfaces. This promotes lubricity and detergency and allows for improved atomization of the fuel in the induction and combustion chambers, resulting in a more complete and efficient burn, improving fuel economy and reducing harmful emissions.

Once our additive is blended with a base fuel, the blend forms into and remains a stable solution. No additional mixing or agitation is required for the fuel blend to remain perfectly mixed.

The following summarizes the primary benefits of our technology:

•

Fuel economy: The reduction in the fuel's overall surface tension as it enters the combustion chamber allows for improved atomization, resulting in a more complete burn. The engine, therefore, is effectively maximizing the inherent energy in the fuel. Fuel economy is also enhanced by (i) increased lubricity which reduces friction in the fuel system, and (ii) the detergency effect which prevents the deterioration of engine performance caused by detrimental deposits.

•

Emissions: The improved atomization of the fuel, resulting from the use of our additives, provides for a more complete combustion of the fuel. As a result, the amount of harmful carbon monoxide, unburned hydrocarbons and particulate matter ("PM") emissions are reduced significantly. The increased fuel efficiency and economy resulting from the use of our additive means that less fuel has to be burned for the same power output. Therefore, for the same power output, less CO2 and NOx (both "greenhouse" gases) are released into the atmosphere.

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

•

Foam reduction: Diesel fuel tends to generate foam as it is pumped into vehicle tanks. The foaming of the fuel will slow the process of completely filling the vehicle tanks, and will result in fuel overflow and spills. Treating commercial diesel with our additive technology significantly reduces the volume of foam generated during filling, and will dramatically reduce the time of foam disappearance.

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

Research and development costs are expensed as incurred. Research and development expense from services received from external vendors for 2015 and 2014 was $0 and $24,090, respectively.

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

PRODUCTS

We currently have the following product lines that are being marketed around the world:

Diesel

•	DiesoLiFTTM 10 – fuel consumption and emissions reducing additive – increase engine power (diesel) – bio-degradable

•	DiesoLiFTTM FEB – fuel consumption and emissions reduction, power increase – stabilizing B-5 to B-30 bio-diesel blends

•	DiesoLiFTTM EM-1 – engine power increase (diesel) – bio-degradable

•	PerfoLiFTTM PP-Series – performance packages, based on our fuel efficient technology

•	PerfoLiFTTM C-Series – Cetane index boosters

•	PerfoLiFTTM D-Series – detergents

•	PerfoLiFTTM LI-Series – lubricity improvers.

•	PerfoClean – provides superior tank cleaning and protection properties to diesel fuel storage tanks

Bio-diesel

•	PerfoLiFTTM BD-Series – anti-oxidants/stabilizers for bio-diesel

Heating oil

•	KeroLiFTTM 10 – increases fuel efficiency and calorific value – reduces emissions and smoke – system cleaner – bio-degradable

•	PerfoLiFTTM HO-Series – calorific value, boiler efficiency, combustion, cold flow, soots, smoke and acidity, system cleaner, rust and corrosion

Gasoline

•	GasoLiFTTM 10 – fuel consumption and emissions reducing additive – increase engine power (gasoline) – bio-degradable

•	GasoLiFTTM EM-2 – engine power increase (gasoline) – bio-degradable

•	PerfoLiFTTM PP-Series – performance packages, based on our fuel efficient technology

•	PerfoLiFTTM O-Series – octane index boosters

Diesel and Gasoline

•	PerfoLiFTTM AO-Series – anti-oxidants

•	PerfoLiFTTM AC-Series – anti-corrosions.

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

Because of this relationship, we are able to deliver quantity of quality products on a timely basis.

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

As an example, in January 2000, the Environmental Protection Agency in the United States ("EPA") enacted a stringent and far-reaching set of diesel emission standards that requires the significant reduction in harmful emissions, especially PM and NOx. These regulations were phased in beginning in 2004, with PM in diesel emissions to be reduced by 90% and NOx to be reduced by 95%. Of equal importance to diesel fuel producers, the EPA mandated that 97% of the sulfur currently in diesel fuel be eliminated beginning in 2006. The elimination of sulfur in diesel fuel did cause a decrease in diesel fuel lubricity. Our products are well-positioned to benefit from the more stringent environmental rules, as tests have shown positive PM reduction effects and increased lubricity attributes when our products are added to base diesel fuel.

Another example is the regulation passed applicable to the European Union ("EU") regarding the use of bio-fuels (bio-diesel and ethanol). The EU is supporting bio-fuels with the aim of reducing "greenhouse gas" emissions, boosting the de-carbonization of transport fuels, diversifying fuel supply sources, offering new income opportunities in rural areas and developing long term replacements for fossil fuel. In May 2003, the European Parliament and the Council adopted the "Directive on the promotion of the use of bio-fuels or other renewable fuels for transport." This Directive aimed at promoting the use of bio-fuels or other renewable fuels to replace diesel or petroleum for transport purposes, with a view to contribute to objectives such as improving the security of energy supply, reducing "greenhouse gas" emissions and creating new opportunities for sustainable rural development. The Directive required member states to ensure that a minimum proportion of bio-fuels and other renewable fuels for transport are placed on the market and, to that effect, set indicative targets as a percent of energy content of the fossil fuels replaced. Reference values for these targets were: 2% for the end of 2005 and 5.75% for the end of 2010, on the basis of energy content of all petroleum and diesel for transport purposes. Member states were allowed to deviate from the reference values but if they did so, they were required to report their motivations for the deviation to the Commission.

However, despite the transport sector experiencing continued growth in renewable fuel share, the 2010 target was not met. In January 2011, the EU commission issued its new "Energy 2020" strategy, which calls for the use of 10% renewable energy in the transport sector by 2020. Member states expect to meet this new target by using first generation bio-fuels (bio-diesel and bio-ethanol) which will be the predominant bio-energy sources over the period to 2020.

There is now a general consensus within the EU towards the generalization of B-7 over the next few years, while B-10 is the target for implementation between now and 2020 in order to meet the Commission's "Energy 2020" plan. Due to next generation engine technology constraints, B-10 will likely be the highest concentration bio-diesel fuel blend ever offered at the fuel pump. However, higher concentration bio-diesel fuel blends such as B-30 are already used and will be increasingly used in captive fleets. As bio-diesel percentage content increases in a base fuel, the need for oxidation control and storage stability also increases, making our PerfoLiFTTM BD-Series and DiesoLiFTTM FEB products even more beneficial to users.

In the United States, there are current efforts to encourage the development of alternative fuels and the required use of ethanol. In an effort to reduce dependence on foreign oil and keep up with increasing demand for petroleum products, the United States Department of Energy ("DOE") has created and sponsored programs that encourage the use of these alternative fuels. The programs, such as the one derived from the Energy Policy and the ethanol and bio-diesel subsidy programs implemented by the DOE and other government agencies, in response to the 2005 energy legislation, provide significant incentives for the adoption of targeted fuel blends, the performance of which can be enhanced by the use of our products. We believe our products are well-positioned to help fuel producers and consumers comply with current and future fuels related regulatory standards and take advantage of existing incentive programs in the United States and the rest of the world.

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

The main thrust of industry participants' products centers around improved engine cleanliness and efficiency (e.g., detergency characteristics applicable to fuel injector nozzles), improved fuel flow (e.g., mitigation of fuel problems caused by low ambient temperature) and fuel system protection (e.g., improved lubricity). These are common focus areas for the full range of gasoline and distillate fuels. Additives designed to address specific problem areas in specific fuel applications (e.g., Cetane improver in diesel fuel) and static electricity dissipation in turbine engines is also significant.

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

Unipart: Unipart is a multinational, supply chain, manufacturing and consultancy company headquartered in Cowley, Oxfordshire, England. It has operations in Europe, North America, Australia and Japan and works across a variety of sectors that include automotive, rail, marine and leisure. Unipart employs 10,000 people and has annual revenues of approximately $1.7 billion. Unipart's initial focus is in the rail industry and road transport industries in the United Kingdom and Europe.

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

The Company was incorporated in Nevada on April 9, 1996 by a team of individuals who sought to address the challenges of reducing harmful emissions while at the same time improving the operating performance of internal combustion engines, especially with respect to fuel economy and engine cleanliness.

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

On February 5, 2014, the Company changed its name from International Fuel Technology, Inc. to Fuel Performance Solutions, Inc.

For information regarding revenues from external customers attributed to our domestic operations and to all foreign countries, see Note 1. Nature of Business and Significant Accounting Policies to our financial statements for the fiscal years ended December 31, 2015 and 2014.

Because we outsource both manufacturing and distribution, we have a number of persons working on our behalf in those functional areas and therefore do not need a large work force of full-time employees. At December 31, 2015, we had 5 full-time employees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that our employee relations are good.

Available Information

Our website is www.fuelperformancesolutions.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). The contents of our website are not incorporated by reference into this annual report on Form 10-K.

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

Since our inception we have incurred significant net losses. We reported net losses of $1,926,595 and $1,658,154 for the twelve months ended December 31, 2015 and December 31, 2014, respectively. Our accumulated deficit as of December 31, 2015 was $74,712,196. We expect to continue to incur net losses in the near to mid-term future. The magnitude of these losses will depend, in large part, on our ability to realize product sales revenue from the marketing and sale of our products. To date, we have not had any material operating revenue from the sale of our products and there can be no assurance we will be able generate material revenues. Our ability to generate revenues will be dependent upon, among other things, being able to (1) overcome negative connotations on the part of industrial fuel consumers regarding fuel additives in general; (2) convince potential customers of the efficacy and economic and environmental benefits of our products; and (3) generate the acceptance of our technology and products by potential customers and thereby create the opportunity to sell our products at a sufficient profit margin. Because we do not yet have a material, recurring revenue stream resulting from the sale of our products, there can be no assurance that we will be successful in these efforts. Should we achieve profitability, there is no assurance we can maintain, or increase, our level of profitability in the future.

Our independent registered public accounting firm has substantial doubt as to our ability to continue as a going concern.

As a result of our losses to date, potential losses in the future, current limited capital resources and accumulated deficit, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and accordingly, has modified their report on our December 31, 2015 financial statements included in this annual report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our continuation is dependent upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. We anticipate that we will continue to incur significant losses at least until successful commercialization of one or more of our products, and we may never operate profitably in the future.

We have identified a material weakness in our internal control over financial reporting and as such, a material misstatement of the annual or interim financial statements may not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting in 2014 and 2015. The material weakness relates to the fact that we have limited accounting personnel with sufficient expertise, accounting knowledge and training in United States generally accepted accounting principles ("GAAP") and financial reporting requirements. Specifically, we lack sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements. This material weakness was not corrected during 2015. See Item 9A, "Controls and Procedures" for additional information. We cannot be assured that additional material weaknesses, significant deficiencies and control deficiencies in our internal control over financial reporting will not be identified in the future. If we fail to achieve and maintain effective controls and procedures for financial reporting, we may be unable to provide timely and accurate financial information. This may cause investors to lose confidence in our reported financial information. This may also have an adverse effect on the trading price of our common stock, give rise to an investigation by the SEC, and possible civil or criminal sanctions. Additionally, ineffective internal control over financial reporting could place us at increased risk of fraud or misuse of corporate assets.

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

Based on our current cash position and projected sales for 2016, we believe we have sufficient funds available to provide resources for our operations through the end of May 2016. However, failure to achieve significant, sustained sales and revenues by the end of this period would require us to obtain additional financing. We believe we have access to capital from existing shareholders and, in addition, management is currently in discussions with its investment banker regarding an equity investment. However, we can make no assurances that additional capital will be available to us from these sources. Cash requirements during the next 12-month period are expected to average approximately $100,000 per month. In addition, unexpected changes may occur in our current operations that could exhaust available cash resources sooner than anticipated. If anticipated product sales do not materialize, or are significantly less than anticipated, we will need to raise additional funds to continue operations. If this future financing is not available, our business may fail. We currently have no other firm commitments from third parties to provide any additional financing. Consequently, we cannot assure investors that additional financing, if necessary, will be available to us on acceptable terms, or at all.

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

Our shares are quoted on the OTC Market Group's OTCPink marketplace and are subject to a high degree of volatility and liquidity risk.

Our common stock is currently quoted on the OTC Market Group's OTCPink marketplace. As such, we believe our stock price is more volatile and the share liquidity characteristics to be of higher risk than if we were listed on one of the national exchanges. Also, if our stock were no longer quoted on OTCPink, the ability to trade our stock would become even more limited and investors may not be able to sell their shares.

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

On July 31, 2006, we received notice from the American Arbitration Association ("AAA") of a Demand for Arbitration dated July 27, 2006 received by the AAA naming the Company as Respondent and TPG Capital Partners ("TPG"), the prior Blencathia Acquisition Corporation ("Blencathia") owner, as the Claimant. The arbitration had been requested by TPG to resolve an alleged aggregate proceeds shortfall from the sale of the Company's securities issued in the Blencathia merger. TPG has claimed they sold some or all of the 312,000 shares and the sales have not generated at least $500,000 of proceeds, as guaranteed in the merger documents.

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and the Company participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on the Company. Since 2009, we have made payments to TPG totaling $160,000 to reduce the recorded liability. The remaining liability balance is $190,000 at December 31, 2015.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on OTC Market Group's OTCPink marketplace under the symbol "IFUE." The Company elected to not pay the annual OTCQB listing fee and as a result was relegated to the OTCPink effective January 29, 2016. The table below shows the range of high and low sales prices on a quarterly basis for the two most recently completed fiscal years. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2015		2014
	High	Low	High	Low
First Quarter	$0.0875	$0.0548	$0.2205	$0.026
Second Quarter	$0.0826	$0.0411	$0.245	$0.12
Third Quarter	$0.0474	$0.0261	$0.16	$0.09
Fourth Quarter	$0.0323	$0.018	$0.0911	$0.0411

As of the close of business on March 28, 2016, the last reported sales price per share of our common stock was $0.03. As of March 28, 2016, we estimate there were 2,290 record holders of our common stock. Such number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include such bank, brokerage houses and clearing companies.

Historically, we have not declared or paid a cash dividend to shareholders. Our Board of Directors (the "Board") presently intends to retain any future earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and notes included elsewhere in this annual report on Form 10-K as well as the "Risk Factors" described in Item 1A of this annual report on Form 10-K and the cautionary note Forward-Looking Statements above.

Overview

We are a fuel performance enhancement technology company transitioning to a commercial enterprise. We believe the macroeconomic environment for our technology and products is excellent now and will continue to be so for the foreseeable future. We believe mandates to reduce emissions and ever-increasing fuel environmental regulations will likely result in increased demand for additive products to help offset adverse fuel performance and engine impacts resulting from these regulations. We believe our products and technology are uniquely positioned to benefit from this macro environment by offering fuel performance enhancement solutions that specifically address these macro developments and trends.

Results of Operations

Comparison of the Twelve Months Ended December 31, 2015 and the Twelve Months Ended December 31, 2014

Net Revenues

Net revenue for the twelve months ended December 31, 2015 was $455,932, as compared to $1,726,619 for the twelve-month period ended December 31, 2014. This decrease in net revenue was primarily due to decreased sales volume from our distributor network ($1,245,839) as all three of our primary distribution partners reevaluated and then reorganized their internals efforts on our behalf to better position themselves to capitalize on what they believe is a compelling growth opportunity in the marketplace for our products; and decreased sales volume to end-user customers ($24,848).

Sales revenue for 2015 was split between sales to our distributor network (92% of sales revenue) and end-user customers (8% of sales revenue). Sales revenue for 2014 was split between sales to our distributor network (96% of sales revenue) and end-user customers (4% of sales revenue).

Sales revenue generated during 2015 and 2014 resulted primarily from the sale of the PerfoLiFTTM Series and DiesoLiFTTM.

Operating Expenses

Total operating expense was $1,813,408 for the twelve months ended December 31, 2015 (including non-cash stock-based compensation expense of $148,767), as compared to $2,920,874 for the twelve-month period ended December 31, 2014 (including non-cash stock-based compensation expense of $2,991,091). This $1,107,466 decrease from the prior period was primarily attributable a decrease in cost of operations due to decreased sales and a decrease in non-cash stock-based compensation expense, partially offset by a gain on deferred revenue liability of $2,998,242 recorded during the twelve months ended December 31, 2014, which is more fully described below.

Cost of Operations

Cost of operations for the twelve months ended December 31, 2015 was $396,380, as compared to $1,269,081 for the twelve-month period ended December 31, 2014. This decrease of $872,701 was primarily attributable to a decrease in sales revenues and a $44,518 write off of certain inventory, primarily in the United States, which has sat idle for at least a one-year period. In the event that such inventory is subsequently sold to customers, we will record a gain on the recovery of inventory sold to customers. See Note 13. Inventory Write Off to our financial statements.

Selling, General and Administrative Expense

Selling, general and administrative expense for the twelve months ended December 31, 2015 was $1,417,028 (including non-cash stock-based compensation expense of $148,767), as compared to $4,685,844 (including non-cash stock-based compensation of $2,991,091) for the twelve-month period ended December 31, 2014, representing a $3,268,816 decrease from the prior period.

The decrease in selling, general and administrative expense was primarily due to:

•

a $2,842,324 decrease in non-cash stock-based compensation expense primarily related to the cancellation of certain options previously granted to employees and Directors and new option grants to employees, Directors and non-employee consultants during the twelve months ended December 31, 2014 and no such activity during the twelve months ended December 31, 2015;

•	a $157,140 decrease in write offs of accounts receivable charged to bad debt expense during the twelve months ended December 31, 2015, compared to the twelve months ended December 31, 2014;

•

an approximate $157,000 decrease in United Kingdom sales and marketing expenses during the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014 as our United Kingdom distribution partner increased their support level during the current year; and

•

an approximate $36,000 decrease in accounting fees related to audit services conducted for our 2015 annual report and 2015 quarterly reviews conducted by our independent registered accounting firm (compared to increased fees during the twelve months ended December 31, 2014 as we changed auditors during 2014 and had a cumulative audit for the years 2011-2013 since no such activities had previously been conducted during 2013).

Research and Development Expense

Research and development expense was $0 and $24,090 for the twelve months ended December 31, 2015 and December 31, 2014, respectively. This decrease can be attributable to no extensive use of external vendors relating to United Kingdom field-based demonstration testing in 2015, compared to 2014.

Gain on Accounts Payable Write Off

Gain on accounts payable write off was $0 and $59,899 for the twelve months ended December 31, 2015 and December 31, 2014, respectively. This decrease relates to the write off of certain outstanding payable balances that were dated at least five years before December 31, 2014. See Note 12. Accounts Payable to our financial statements.

Gain on Deferred Revenue Liability Write Off

Gain on deferred revenue liability was $0 and $2,998,242 for the twelve months ended December 31, 2015 and December 31, 2014, respectively. This decrease relates to the first quarter of 2014 write off of a previously recorded obligation due to the expiration of the relevant statute of limitations. See Note 9. Deferred Revenue to our financial statements.

Interest Expense, Net

Interest expense, net was $793,345 and $191,247 for the twelve months ended December 31, 2015 and December 31, 2014, respectively. The increase in interest expense, net is primarily attributable to interest expense recorded relating to our third quarter 2014 convertible note financing and third quarter 2015 note financing. See Note 6. Convertible Notes Payable and Note 7. Notes Payable to our financial statements.

Gain on Derivative Liability

Gain on derivative liability was $224,226 and $114,848 for the twelve months ended December 31, 2015 and December 31, 2014, respectively. The gain on derivative liability recorded during the twelve months ended December 31, 2015 and 2014 was primarily attributable to certain warrants issued that are subject to dilutive adjustments for share issuances (full ratchet reset features) tied to future issuances of our equity securities. Because of these characteristics, our derivative liability must be measured at fair value and re-evaluated at the end of each reporting period. The mark-to-market of the derivative liability at December 31, 2015 and December 31, 2014, respectively, caused such gains.

Loss on Conversion of Debt From Related Party

Loss on conversion of debt from a related party was $0 and $387,500 for the twelve months ended December 31, 2015 and December 31, 2014, respectively. During the twelve months ended December 31, 2014, we converted $550,000 of notes payable to related parties, triggering this prior year loss.

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

Net Loss

Net loss for the twelve months ended December 31, 2015 was $1,926,595, as compared to $1,658,154 for the twelve months ended December 31, 2014. The increase in net loss was primarily due to a decrease in gross margin from sales ($397,986), a decrease in non-cash stock-based compensation expense ($2,842,324), a decrease in gain on a deferred revenue liability write off ($2,998,242), a decrease in loss on conversions of related party notes ($387,500) and a decrease in gain on accounts payable write off ($59,899). These decreases, along with the additional decreases explained above in the Selling, General and Administrative Expense section (bad debt expense, United Kingdom sales and marketing expenses and accounting fees) were partially offset by increases in interest expense, net ($602,098) and an increase in gain on derivative liability ($109,378). The basic and diluted net loss per common share for the twelve months ended December 31, 2015 and December 31, 2014 was $(0.01) for both of the respective periods.

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

Beginning in May 2013, as an effort to address our outstanding payable balance with and at the request of our product manufacturer, our non-United States customers began remitting receivable payments directly to our product manufacturer in lieu of remitting payment directly to us. Under this arrangement, we still maintained the risks and benefits related to sending the product to each customer and thus recorded sales revenues (and associated cost of sales) applying the gross reporting treatment for each transaction pursuant to ASC 605-45, "Principal Agent Considerations." During the first quarter of 2014 (and continuing through December 31, 2015), we once again began collecting payments directly from our non-United States customers and paying our product manufacturer separately for the corresponding cost of manufactured goods.

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

We completed an evaluation of goodwill at December 31, 2015 and 2014 and determined that there was no impairment. We employed a qualitative evaluation for our 2015 and 2014 analyses.

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

In its audit report dated March 30, 2016, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

While we cannot make any assurances as to the accuracy of our projections of future capital needs, based on our current cash available as of March 28, 2016 (approximately $150,000), we have adequate cash and cash equivalents balances and commitments to fund operations through the end of May 2016. Management implemented a salary deferral program for all employees during 2011 to conserve our cash position. This salary deferral program has continued.

We have been funded since inception primarily by unregistered sales of Company restricted stock, generally to existing shareholders. We have also relied on a $1,000,000 equity commitment from one of our Directors, Rex Carr, of which $500,000 remains available (See Note 5. Equity Commitment and Related Party Transactions to our financial statements). Rex Carr passed away on April 27, 2015. On April 30, 2015, the Company elected Glenn Carr as a Director to its Board. Glenn Carr is the son of Rex Carr. The Company believes that the equity commitment of Rex Carr will be honored by his estate. However, we can make no assurances as to the timing of when the estate may be settled, and how much we may receive once the estate is settled.

In addition, during the third quarter of 2014, we obtained additional funding in the form of a convertible notes payable (see Note 6. Convertible Notes Payable to our financial statements) and during the third quarter of 2015, we obtained additional funding in the form of a subordinated notes payable (see Note 7. Notes Payable to our financial statements). We also obtained funding in the first quarter of 2016 in the form of subordinated notes (see Note 15. Subsequent Events to our financial statements).

We are currently in discussions with our investment banker and a number of potential investors to raise additional capital. We believe we will be successful in raising additional capital to fund our operations, but if we are unable to secure additional capital, we will need to curtail operations.

Cash used in operating activities was $847,492 for the twelve months ended December 31, 2015, as compared to cash used in operating activities of $1,387,767 for the twelve months ended December 31, 2014. The decrease in cash flow used in operating activities was due primarily to a decrease in our accounts receivable balance, net of bad debt write off ($803,027) primarily due to timing of fourth quarter 2014 receivable collections collected in early 2015, an increase in accrued compensation balance ($105,554), partially offset by a reduction in our accounts payable balance, net of the gain on accounts payable write off ($435,782) primarily due to fourth quarter 2014 vendor payables for product manufacturing being paid in early 2015.

Cash provided by financing activities was $342,900 for the twelve months ended December 31, 2015, as compared to $1,701,555 for the twelve months ended December 31, 2014. During the third quarter of 2015, we received gross proceeds of $380,000 from the issuance of notes. During 2014, we raised $836,055 upon the private placement of 31,978,094 restricted shares of our common stock to accredited investors. In addition, we received gross proceeds of $1,000,000 from the issuance of a convertible note during the third quarter of 2014.

Net cash decreased by $504,592 for the twelve months ended December 31, 2015, as compared to an increase in net cash of $313,288 for the twelve months ended December 31, 2014.

During the twelve months ended December 31, 2015 and December 31, 2014, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Working capital deficit at December 31, 2015 was $(2,917,250), as compared to $(825,938) at December 31, 2014.

The negative working capital balance for December 31, 2015 is negatively impacted by continued operational cash burn to fund ongoing operations during the twelve months ended December 31, 2015 and the reclassification of a note payable and associated accrued interest payable from a long term liability to a current liability at December 31, 2015. The negative working capital balance for December 31, 2014 is negatively impacted by the net $(329,825) impact of the deferred financing cost asset and the derivative liability that was recorded during the twelve months ended December 31, 2014.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based on these evaluations, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting. Because of the material weakness and our previous inability to timely file our periodic reports with the SEC, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at December 31, 2015.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on these evaluations under the framework in Internal Control-Integrated Framework, we identified a material weakness in our internal control over financial reporting. As a result, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During our 2015 reviews of internal controls, management identified the following material weakness: the Company has limited accounting personnel with sufficient expertise, accounting knowledge and training in GAAP and financial reporting requirements. Specifically, the Company lacks sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements. This material weakness was not corrected during 2015.

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

The Remediation Plan

Although as of December 31, 2015, we had not yet remediated the material weakness in our internal control over financial reporting identified during our 2008 through 2015 reviews, management has initiated the following remediation steps to address the material weakness described above:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

This annual report on Form 10-K does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management's report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management's report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are the names of our executive officers and Directors, their present positions with the Company and certain biographical information:

Name	Age	Position(s) and Offices Held with the Company	Dates in Position or Office

Jonathan R. Burst	57	Chief Executive Officer and Chairman of the Board	1999-Present (Chief Executive Officer); 2000-Present (Chairman of the Board)
Stuart D. Beath	57	Chief Financial Officer	2007-Present
Rex Carr *	88	Director	2002-2015
Michael Gianino	57	Director	2012-Present
David B. Norris	67	Director	2000-Present
Glenn Carr *	45	Director	2015-Present

*Rex Carr passed away on April 27, 2015. On April 30, 2015, the Company elected Glenn Carr to its Board. Glenn Carr is the son of Rex Carr.

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

STUART D. BEATH has served as our Chief Financial Officer since 2007. From 2001 until his appointment as Chief Financial Officer, Mr. Beath served as our Director of Corporate Development. Prior to joining the Company, Mr. Beath was a First Vice President and served in the Corporate Finance Department of Stifel, Nicolaus & Company, Incorporated, a brokerage and investment banking firm, from 1993 to 1997. Mr. Beath was also a member of the Board of Directors of Anchor Gaming from 1994 to 2001, serving on the Board's Audit Committee. From 1987 to 1993, Mr. Beath served in the Corporate Finance Department of A.G. Edwards & Sons, Inc., a brokerage and investment banking firm, where he was an Assistant Vice President of the Firm. Mr. Beath earned a bachelor of arts degree from Williams College in 1981 and a masters in business administration degree from the Darden School at the University of Virginia in 1987.

MICHAEL GIANINO has served as a Director of the Company since 2012. Mr. Gianino has served as the owner/President of Homewatch CareGivers of St. Louis, a home health care agency that provides non-medical in-home assistance primarily to the elderly, since 2001. Prior to 2001, Mr. Gianino was employed at Anheuser-Busch, Inc., serving in a variety of positions within Anheuser-Busch's Field Sales Department.

DAVID B. NORRIS has served as a Director of the Company since 1999. Mr. Norris founded and owns Addicks Services, Inc., a construction company, and has served as its Vice President since 1983.

GLENN CARR has served as Director of the Company since April 30, 2015. Since 1999, Mr. Glenn Carr has been an owner/President of French Country Waterways, Ltd., a luxury, small-ship cruise company based in Duxbury, Massachusetts, that provides high-end cruises on the inland waterways of France.

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

Based solely upon our review of copies of such forms received by us, we believe that, during the fiscal years ended December 31, 2015, the following persons did not timely file Forms 3, Forms 4 and Forms 5 reporting beneficial ownership of our securities and/or changes therein:

	2015
Reporting Person	Number of Known Failures to File Required Form	Number of Transactions Not Reported
Jonathan R. Burst	1	2
Stuart D. Beath	1	2
Michael Gianino	1	2
David B. Norris	1	1

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

The Board has determined that Mr. Norris, an independent member of the Board, satisfies all of the criteria to be an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board since the filing of our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2015.

Item 11. Executive Compensation

2015 Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation paid or to be paid by us as well as certain other compensation awarded to, earned by and paid to, during the indicated fiscal years, to the Chief Executive Officer and Chief Financial Officer:

Name and Principal Position	Year	Salary ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Jonathan R. Burst,	2015	$-	$-		$312,052	(1)	$312,052
Chief Executive Officer	2014	-	929,688	(5)	334,765	(2)	1,264,453
	2013	-	-		324,663		324,663

Stuart D. Beath,	2015	99,635	-		84,238	(3)	183,873
Chief Financial Officer	2014	112,500	529,262	(5)	69,412	(4)	711,174
	2013	112,500	-		64,346		176,846

1)

Includes (i) $184,385 of cash payments made to Burcor Capital, LLC, a company owned by Mr. Burst, in lieu of salary due to Mr. Burst, (ii) $97,615 of deferred salary owed to Mr. Burst (see "Executive Officer Base Salaries" below), (iii) $27,874 of health insurance coverage for Mr. Burst and his family, and (iv) $2,178 of life insurance premiums paid by us.

2)

Includes (i) $178,962 of cash payments made to Burcor Capital, LLC, a company owned by Mr. Burst, in lieu of salary due to Mr. Burst, (ii) $103,038 of deferred salary owed to Mr. Burst (see "Executive Officer Base Salaries" below), (iii) $30,289 of health insurance coverage for Mr. Burst and his family, (iv) $2,178 of life insurance premiums paid by us, and (v) $20,298 of non-cash expense recorded for the grant of 500,000 options for Board services provided. The non-cash expense represents the aggregate grant date fair value computed in accordance with ASC 718. See Note 4. Stock Options to our financial statements for ASC 718 assumptions. These fully vested options were valued based on the closing price of our stock on the grant date ($0.06 on January 22, 2014).

3)	Represents $33,873 of health insurance coverage for Mr. Beath and his family and $50,365 of deferred salary owed to Mr. Beath. See "Executive Officer Base Salaries" below.

4)	Represents $31,912 of health insurance coverage for Mr. Beath and his family and $37,500 of deferred salary owed to Mr. Beath. See "Executive Officer Base Salaries" below.

34

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

Executive Officer Base Salaries

For the fiscal year ended December 31, 2011, Mr. Burst's and Mr. Beath's annual base salaries were $400,000 and $175,000, respectively. In May 2011, the Company instituted a policy pursuant to which all employees, including our named executive officers ("NEOs"), agreed to defer receipt of earned salary until further notice. Since May 2011, Messrs. Burst and Beath have continually deferred their earned salaries at various deferral levels. In general, the portion of earned salary deferred by both Messrs. Burst and Beath has been at least 25%. In addition, starting in 2013, the basis for earned salary accruals for Messrs. Burst and Beath was reduced to $282,000 and $150,000, respectively. For 2015, cash received for salaries for Messrs. Burst and Beath was $184,385 and $99,635, respectively. For 2014, cash received for salaries for Messrs. Burst and Beath was $178,962 and $112,500, respectively.

Outstanding Equity Awards at 2015 and 2014 Fiscal Year-End

The following table provides information on all restricted stock, stock options and stock appreciation rights awards (if any) held by our NEOs as of December 31, 2015 and as of December 31, 2014:

	Option Awards (as of December 31, 2015)				Option Awards (as of December 31, 2014)
Name	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Jonathan R. Burst	7,401,200	-	$0.05	1/31/2019	7,401,200	-	0.05	1/31/2019
	5,000,000	-	$0.15	5/22/2019	5,000,000	-	0.15	5/22/2019

Stuart D. Beath	3,000,000	-	$0.05	1/31/2019	3,000,000	-	0.05	1/31/2019
	3,000,000	-	$0.15	5/22/2019	3,000,000	-	0.15	5/22/2019

2015 and 2014 Director Compensation

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

However, during 2013, the Company and the Board undertook a review of its Director compensation policy. This review was not finalized during 2013. During 2014, the Company addressed its Director compensation policy with grants of stock options to Board members. Future Board compensation will be determined on a case by case basis. No stock option grants were granted to Board members in their capacity as Board members during 2015.

Board members are also eligible to receive discretionary grants of common stock under the Consultant and Employee Stock Compensation Plan and grants of stock options, stock appreciation rights and restricted stock pursuant to the Amended and Restated LTIP.

The following table provides information related to the compensation of our non-NEO Directors for fiscal 2015 and 2014. For information regarding our Chairman and Chief Executive Officer's 2015 and 2014 compensation, see the 2015 Summary Compensation table.

Name	Year	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)

Rex Carr (1)	2015	$-	$-		$-	$-
	2014	-	435,974	(2)	-	435,974

Michael Gianino (3)	2015	-	-		-	-
	2014	-	156,195	(2)	-	156,195

David B. Norris (4)	2015	-	-		-	-
	2014	-	172,895	(2)	-	172,895

Glenn Carr (5)	2015	-	-		-	-
	2014	-	NA		NA	NA

(1) Mr. Rex Carr passed away on April 27, 2015. Mr. Rex Carr's estate and previously Mr. Rex Carr's Company equity holdings as of both December 31, 2015 and 2014 includes 23,820,298 shares, respectively, of restricted common stock owned by R.C. Holding Company, of which Mr. Rex Carr was a Director, President and 41% stockholder. Mr. Rex Carr and now his estate are deemed to be the beneficial owner of these shares. Mr. Rex Carr's estate and previously Mr. Rex Carr also owned 125,000 shares of common stock as of both December 31, 2015 and 2014, and 8,324,901 shares, respectively, of restricted common stock as of both December 31, 2015 and 2014. Mr. Rex Carr also had 4,321,960 vested options/warrants to purchase shares of our common stock as of both December 31, 2015 and 2014, respectively, and 10,000 restricted common shares as of both December 31, 2015 and 2014, obtained from Board services provided from 2002 to date. Mr. Glenn Carr, Rex Carr's son, is the executor of Rex Carr's estate.

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

(3) Mr. Gianino's Company equity holdings as of December 31, 2015 and 2014 include 2,880,893 and 2,830,893 shares, respectively, of common stock. Mr. Gianino also held 1,500,000 vested options to purchase shares of our common stock as of both December 31, 2015 and 2014 for Board services provided from 2012 to date. Mr. Gianino also held 350,000 and 250,000 vested warrants to purchase shares of our common stock as of December 31, 2015 and 2014, respectively.

(4) Mr. Norris' Company equity holdings as of December 31, 2015 and 2014 include 1,244,425 and 3,744,425 shares, respectively, of restricted common stock. Mr. Norris also held 1,927,840 vested options to purchase shares of our common stock as of both December 31, 2015 and 2014, and 10,000 restricted common shares obtained from Board services provided from 2000 to the respective date as of both December 31, 2015 and 2014.

(5) In addition to the holdings specified in footnote (1) above pursuant to the Rex Carr estate, Mr. Glenn Carr also holds 301,725 shares of our common stock as of December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the ownership of our common stock as of March 30, 2016 by (i) each person known by us to own beneficially more than 5% of our common stock; (ii) each Director of the Company; (iii) each executive officer named in the Summary Compensation Table (see "Executive Compensation"); and (iv) all Directors and executive officers of the Company as a group. This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned:

	As of March 30, 2016
Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	% of Common Stock (2)

Jonathan R. Burst (3)	15,996,677	7.36%
Stuart D. Beath (4)	6,499,024	3.10%
Glenn Carr (5)	36,903,884	17.74%
Michael Gianino (6)	4,980,893	2.42%
David B. Norris (7)	3,182,265	1.55%
All directors and executive officers as a group (5 persons) (8)	67,562,743	29.16%
John M. Hennessy (9)	15,500,967	7.29%

(1) Unless otherwise indicated, the principal address of each of the stockholders named in this table is: c/o Fuel Performance Solutions, Inc., 7777 Bonhomme Avenue, Suite 1920, St. Louis, Missouri 63105.

(2) The number of shares beneficially owned includes shares of common stock that the owner or owners had the right to acquire on or within 60 days of March 30, 2016, including through the exercise of options or warrants. Also included are restricted shares of common stock, over which the owner or owners have voting power, but no investment power. Calculation based on 203,758,698 common shares outstanding as of March 30, 2016 and calculated in accordance with Rule 13d-3 under the Exchange Act.

(3) Includes 52,000 restricted shares of common stock owned by Burcor Capital, LLC, of which Mr. Burst is an executive officer, as of March 30, 2016. Mr. Burst is deemed to be the beneficial owner of such shares. It also includes 13,484,533 shares issuable upon the exercise of options/warrants as of March 30, 2016.

(4) Represents 399,024 shares of common stock as of March 30, 2016, and 6,100,000 shares issuable upon exercise of options/warrants as of March 30, 2016, respectively.

(5) The estate of Mr. Rex Carr, which Mr. Glenn Carr is the executor, includes 23,820,298 shares of restricted common stock owned by R.C. Holding Company, of which Mr. Rex Carr was a director, President and 41% stockholder, as of March 30, 2016. Mr. Rex Carr's estate is deemed to be the beneficial owner of these shares. The estate of Rex Carr also includes 125,000 shares of common stock as of March 30, 2016, and 8,324,901 shares of restricted common stock owned by the estate of Mr. Rex Carr as of March 30, 2016. Amount also includes 4,321,960 shares issuable upon exercise of options/warrants as of March 30, 2016 held by the Rex Carr estate; and 10,000 restricted common shares as of March 30, 2016, obtained from Board services provided by Mr. Rex Carr from 2002 to 2015. Amount also includes 301,725 shares of common stock as of March 30, 2016 held directly by Mr. Glenn Carr.

(6) Represents 2,880,893 shares of common stock as of March 30, 2016, and 2,100,000 shares issuable upon exercise of options/warrants as of March 30, 2016.

(7) Represents 1,254,425 shares of common stock as of March 30, 2016, and 1,927,840 shares issuable upon exercise of options as of March 30, 2016.

(8) Includes 27,934,333 shares issuable upon exercise of options/warrants as of March 30, 2016.

(9) Represents 6,562,500 shares of common stock held directly by Mr. Hennessy and 8,938,467 shares issuable upon exercise of warrants held directly by Mr. Hennessy as of March 30, 2016. Mr. Hennessy's principal address is 47 West Lake Road, Tuxedo Park, NY 10987.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2015

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders (1) (2)	68,344,551	$0.12	776,760
Total	68,344,551	$0.12	776,760

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

(2) See Note 3. Stockholders' Equity (Deficit) and Note 4. Stock Options to our financial statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of the Company and a holder of over 5% of our common stock. See Note 5. Equity Commitment and Related Party Transactions to our financial statements. Pursuant to the terms of the commitment, Rex Carr agreed to invest up to an aggregate of $1,000,000 in the Company, at such time or times as we may request, in the form of a purchase or purchases of our restricted common stock. We may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. We have drawn down $500,000 of the commitment and issued to Rex Carr that number of our shares of restricted common stock equal to the value of the investment then provided to us. The number of shares to be issued was calculated based on the closing price of our common stock as quoted on OTC Market Group's OTCQB marketplace on the date of the sale. There is no stipulation regarding the duration of this commitment.The total amount available under this commitment is $500,000 as of December 31, 2015.

Rex Carr passed away on April 27, 2015. On April 30, 2015, the Company elected Glenn Carr to its Board. Glenn Carr is the son of Rex Carr, a deceased Director of the Company. The Company believes that the equity commitment of Rex Carr referenced above will be honored by his estate. However, we can make no assurances as to the timing of when the estate may be settled, and how much we may receive once the estate is settled.

On February 6, 2014, in exchange for the cancellation of a cumulative $500,000 loan balance with Rex Carr, we agreed to sell 10,000,000 restricted shares of our common stock to Rex Carr (or entities controlled by Rex Carr). No principal or interest relating to the cancelled loan balance was paid by us.

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

On August 21, 2015, Messrs. Burst, Gianino and Norris (all Directors of the Company), along with our Chief Financial Officer Stuart D. Beath, entered into certain transactions with the Company and investors as described further in Note 5. Equity Commitment and Related Party Transactions and Note 7. Notes Payable to our financial statements.

Mr. Norris is an independent Director, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. ("Nasdaq").

The Company does not have a separately designated nominating committee for its Board. Each of the following directors is not deemed to be independent, as such term is defined in the Nasdaq listing standards: Mr. Burst and Mr. Glenn Carr.

Item 14. Principal Accountant Fees and Services

Services Provided by our Independent Registered Public Accountants

MaloneBailey, LLP served as our independent registered public accountants for the fiscal years ended December 31, 2015 and 2014. Aggregate fees for professional services rendered for the Company by MaloneBailey, LLP for the fiscal years ended December 31, 2015 and 2014 were as follows:

	Fiscal year ended December 31,
	2015	2014

Audit fees	$59,000	$52,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$59,000	$52,500

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of the financial statements included in our quarterly reports on Form 10-Q for the quarterly periods during the 2015 and 2014 fiscal years.

Audit-related Fees

During the 2015 and 2014 fiscal years, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption "Audit Fees" above. Therefore, there were no audit-related fees billed or paid during the 2015 and 2014 fiscal years.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2015 and 2014, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2015 and 2014 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

Audit Committee Pre-approval Policies and Procedures

The Audit Committee has certain policies and procedures in place requiring the pre-approval of audit and non-audit services to be performed by our independent registered public accountants. Such pre-approval can be given as part of the Audit Committee's approval of the scope of the engagement of the independent public registered accountants or on an individual basis. The approved non-audit services must be disclosed in our periodic reports filed with the SEC. The Audit Committee can delegate the pre-approval of non-auditing services to one or more of its members, but the decision must be presented to the full Audit Committee at the next scheduled meeting. The charter prohibits us from retaining our independent registered public accounting firm to perform specified non-audit functions, including (i) bookkeeping, financial information systems design and implementation; (ii) appraisal or valuation services, fairness opinions, or contribution-in-kind reports; (iii) actuarial services; and (iv) internal audit outsourcing services. All work performed by our independent registered public accountants for us in 2015 and 2014 was pre-approved by the Audit Committee.

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

The following exhibits are filed as part of the report or are incorporated by reference:

EXHIBITS

3.1

Articles of Incorporation of the Company and all amendments (Filed as Exhibit 3.1 to the registrant's annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

3.2

Certificate of Amendment to Articles of Incorporation of the Company (Filed as Exhibit 3.2 to the registrant's annual report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference).

3.3

Certificate of Amendment to Articles of Incorporation of the Company (Filed as Exhibit 3.3 to the registrant's annual report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference).

3.4	Certificate of Amendment to Articles of Incorporation of the Company. **

3.5	By-laws of the Company (Filed as Exhibit 3.2 to the registrant's annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

41

4.1

Form of 10% Senior Convertible Note issued to the Purchasers under the Securities Purchase Agreement, dated August 22, 2014 (Filed as Exhibit 4.1 to the registrant's current report on Form 8-K filed on August 28, 2014 and incorporated herein by reference).

4.2

Form of Warrant issued to the Purchasers under the Securities Purchase Agreement, dated August 22, 2014 (Filed as Exhibit 4.2 to the registrant's current report on Form 8-K filed on August 28, 2014 and incorporated herein by reference).

4.3

Form of Warrant issued to the Benchmark Company LLC and its affiliates, dated August 22, 2014 (Filed as Exhibit 4.3 to the registrant's registration statement on Form S-1/A filed on November 6, 2014 and incorporated herein by reference).

4.4	Form of 10% Subordinated Note issued to the Purchasers under the Securities Purchase Agreement, dated August 21, 2015. **

4.5	Form of Warrant issued to the Purchasers under the Securities Purchase Agreement and Form of Warrant issued to the Benchmark Company LLC and its affiliates, both dated August 21, 2015. **

10.1

Form of Registration Rights Agreement issued to the Purchasers under the Securities Purchase Agreement, dated August 22, 2014 (Filed as Exhibit 10.2 to the registrant's current report on Form 8-K filed on August 28, 2014 and incorporated herein by reference).

10.2	Consultant and Employee Stock Option Plan (Filed as Exhibit 10 to the registrant's registration statement on Form S-8 filed on February 7, 2000 and incorporated herein by reference). *

10.3	Long Term Incentive Plan (Filed as Exhibit 10.2 to the registrant's annual report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference). *

10.4	Amended and Restated Long Term Incentive Plan (Filed as Exhibit 10.3 to the registrant's annual report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference). *

10.5

Form of Amended and Restated Long Term Incentive Plan Stock Option Agreement (Filed as Exhibit 10.4 to the registrant's annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference). *

10.6	Form of Stock Option Agreement (Filed as Exhibit 10.5 to the registrant's annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference). *

10.7	Jonathan R. Burst Employment Agreement (Filed as Exhibit 10.1 to the registrant's current report on Form 8-K filed on November 13, 2009 and incorporated herein by reference). *

10.8	Stuart D. Beath Employment Agreement (Filed as Exhibit 10.2 to the registrant's current report on Form 8-K filed on November 13, 2009 and incorporated herein by reference). *

10.9

Non-Statutory Stock Option Agreement between the Company and Stuart D. Beath, dated July 2, 2007 (Filed as Exhibit 10.2 to the registrant's current report on Form 8-K filed on July 3, 2007 and incorporated herein by reference). *

10.10

Equity Investment Commitment between Rex Carr and the Company dated December 11, 2007 (Filed as Exhibit 10.12 to the registrant's annual report on Form 10-K for the fiscal year ended December 31, 2007, incorporated herein by reference).

10.11	Form of Securities Purchase Agreement, dated August 22, 2014 (Filed as Exhibit 10.1 to the registrant's current report on Form 8-K filed on August 28, 2014 and incorporated herein by reference).

10.12	Form of Securities Purchase Agreement, dated August 21, 2015. **

14	Code of Business Conduct and Ethics (Filed as Exhibit 14 to the registrant's annual report on Form 10-K for the fiscal year ended December 31, 2005, incorporated herein by reference).

21	Subsidiaries. **

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended. **

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended. **

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

101.LAB	XBRL Taxonomy Extension Labe Linkbase **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

_____________

* Management contract or other compensatory plan, contract or arrangement.

** Filed herewith.

(b) The exhibits filed with this annual report are listed under Item 15(a)(3), immediately above.

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUEL PERFORMANCE SOLUTIONS, INC. (Registrant)

By:	/s/ Jonathan R. Burst	Date: March 30, 2016
Jonathan R. Burst
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jonathan R. Burst	Date: March 30, 2016
Jonathan R. Burst
Chairman of the Board and Chief Executive Officer (Principal executive officer)

By:	/s/ Stuart D. Beath	Date: March 30, 2016
Stuart D. Beath
Chief Financial Officer (Principal financial and accounting officer)

By:	/s/ Glenn Carr	Date: March 30, 2016
Glenn Carr
Director

By:	/s/ Michael Gianino	Date: March 30, 2016
Michael Gianino
Director

By:	/s/ David B. Norris	Date: March 30, 2016
David B. Norris
Director

FUEL PERFORMANCE SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Fuel Performance Solutions, Inc.

St. Louis, Missouri

We have audited the accompanying balance sheets of Fuel Performance Solutions, Inc. (the "Company") as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the related results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring loss from operations and has a working capital deficit. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

March 30, 2016

FUEL PERFORMANCE SOLUTIONS, INC.

BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$25,609	$530,201
Accounts receivable, net	20,476	338,572
Inventory	10,750	80,247
Deferred financing cost	57,877	127,555
Prepaid expenses and other assets	27,112	38,937
Total current assets	141,824	1,115,512

Goodwill	2,211,805	2,211,805

Total assets	$2,353,629	$3,327,317

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$287,221	$507,044
Convertible notes payable, net of discount of $92,803 and $0, respectively	999,697	-
Convertible note payable – related party, net of discount of $4,885 and $0, respectively	52,615	-
Accrued interest	158,997	-
Accrued interest – related party	8,368	-
Accrued compensation	937,141	787,026
Derivative liability	425,035	457,380
Other accrued expenses	190,000	190,000
Total current liabilities	3,059,074	1,941,450

Long term liabilities
Convertible notes payable, net of discount of $0 and $550,975, respectively	-	541,525
Convertible note payable – related party, net of discount of $0 and $28,999, respectively	-	28,501
Notes payable, net of discount of $175,823 and $0, respectively	194,177	-
Notes payable – related party, net of discount of $15,243 and $0, respectively	29,757	-
Accrued interest	12,874	39,917
Accrued interest – related party	1,565	2,101
Deferred rent	6,428	10,028
Deferred income taxes	723,000	723,000
Total long term liabilities	967,801	1,345,072

Total liabilities	4,026,875	3,286,522

Commitments and contingencies

Stockholders' equity (deficit)
Common stock, $0.01 par value, 350,000,000 shares authorized; 203,758,698 (net of 1,440,000 shares held in treasury stock) shares issued and outstanding at both December 31, 2015 and 2014	2,051,987	2,051,987
Treasury stock	(664,600)	(664,600)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	72,471,486	72,258,932
Accumulated deficit	(74,712,196)	(72,785,601)
Total stockholders' equity (deficit)	(1,673,246)	40,795

Total liabilities and stockholders' equity (deficit)	$2,353,629	$3,327,317

See accompanying Notes to Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015	Year Ended December 31, 2014

Net revenues	$455,932	$1,726,619

Operating expenses
Cost of operations	396,380	1,269,081
Selling, general and administrative expense	1,417,028	4,685,844
Research and development expense	-	24,090
Gain on accounts payable write off	-	(59,899)
Gain on deferred revenue write off	-	(2,998,242)
Total operating expenses	1,813,408	2,920,874

Net loss from operations	(1,357,476)	(1,194,255)

Interest expense, net	(793,345)	(191,247)
Gain on derivative liability	224,226	114,848
Loss on conversion of debt from related party	-	(387,500)

Net loss before income taxes	(1,926,595)	(1,658,154)

Net loss	$(1,926,595)	$(1,658,154)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted-average common shares outstanding, basic and diluted	203,758,698	196,487,778

See accompanying Notes to Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, December 31, 2013	159,720,604	$1,597,206	$(664,600)	$(819,923)	$67,949,067	$(71,127,447)	$(3,065,697)

Issuance of stock for cash	31,978,094	319,781	-	-	516,274	-	836,055
Issuance of stock for conversion of debt from related parties	12,500,000	125,000	-	-	812,500	-	937,500
Issuances of stock for services	1,000,000	10,000	-	-	60,000	-	70,000
Expense relating to stock option grants	-	-	-	-	2,921,091	-	2,921,091
Net loss	-	-	-	-	-	(1,658,154)	(1,658,154)

Balance, December 31, 2014	205,198,698	$2,051,987	$(664,600)	$(819,923)	$72,258,932	$(72,785,601)	$40,795

Expense relating to stock option grants	-	-	-	-	148,767	-	148,767
Cancellation of 2015 Affiliate Shares (See Note 7)	(2,075,000)	(20,750)	-	-	20,750	-	-
Issuance of 2015 Affiliate Shares (See Note 7)	2,075,000	20,750	-	-	43,037	-	63,787
Net loss	-	-	-	-	-	(1,926,595)	(1,926,595)

Balance, December 31, 2015	205,198,698	$2,051,987	$(664,600)	$(819,923)	$72,471,486	$(74,712,196)	$(1,673,246)

See accompanying Notes to Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(1,926,595)	$(1,658,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	13,735	170,875
Non-cash stock-based compensation	-	70,000
Non-cash option expense	148,767	2,921,091
Gain on deferred revenue write off	-	(2,998,242)
Loss on inventory write off	44,518	-
Gain on derivative liability	(224,226)	(114,848)
Gain on accounts payable write off	-	(59,899)
Loss on conversion of debt from related party	-	387,500
Amortization of debt discount	534,112	112,704
Amortization of deferred financing cost	119,553	36,995
Change in assets and liabilities:
Accounts receivable	304,361	(498,666)
Inventory	24,979	(46,463)
Prepaid expense and other assets	11,825	(10,653)
Accounts payable	(219,823)	215,959
Accrued interest payable	131,954	39,917
Accrued interest payable – related party	7,833	2,101
Accrued compensation	185,115	44,561
Deferred rent	(3,600)	(2,545)
Net cash used in operating activities	(847,492)	(1,387,767)

Cash flows from financing activities
Gross proceeds from issuance of convertible notes	-	950,000
Gross proceeds from issuance of convertible note – related party	-	50,000
Gross proceeds from issuance of notes payable	370,000	-
Gross proceeds from issuance of notes payable - related party	10,000	-
Payments made for deferred financing cost	(37,100)	(135,000)
Proceeds from issuance of common stock	-	836,055
Net cash provided by financing activities	342,900	1,701,555

Net increase (decrease) in cash and cash equivalents	(504,592)	313,288
Cash and cash equivalents, beginning	530,201	216,913
Cash and cash equivalents, ending	$25,609	$530,201

Supplemental disclosure of cash flow information:
Cash paid during the year ended December 31:
Interest	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Conversion of related party notes to common stock	$-	$550,000
Debt discount due to derivative liability	$-	$295,773
Debt discount due to derivative liability on warrants issued with convertible notes	$-	$246,905
Debt discount due to derivative liability on warrants issued with notes payable	$179,106	$-
Convertible notes original issuance cost	$-	$150,000
Deferred financing cost due to derivative liability for warrant	$12,775	$29,550
Debt discount due to 2015 Affiliate Shares issued with notes payable	$63,787	$-
Notes payable issued for accrued compensation	$35,000	$-

See accompanying Notes to Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

Note 1. Nature of Business and Significant Accounting Policies

Nature of Business

Fuel Performance Solutions, Inc. (the "Company," "we," "us" or "our") is a company that was incorporated under the laws of the State of Nevada on April 9, 1996. On February 5, 2014, the Company changed its name from International Fuel Technology, Inc. to Fuel Performance Solutions, Inc. We have developed a family of fuel additive product formulations. These unique fuel blends have been created to improve fuel economy, enhance lubricity (reducing engine wear and tear) and lower harmful engine emissions, while decreasing reliance on petroleum-based fuels through the use of more efficient, alternative and renewable fuels. We began transitioning from a development stage technology company to a commercial entity during 2002 and have been increasing our product marketing and sales efforts since. We are now focused on continuing to develop the body of evidence of the efficacy of our products applicable to a wide range of markets and industries within these markets through additional industry specific laboratory testing and customer field-based demonstration testing. In addition, we are continuing to strengthen our distributor and customer contact base. Marketing and sales efforts, in conjunction with the additional industry specific testing, will complete our transition to a commercial enterprise.

During 2015, our net revenues were split in the following manner: 8% to United States end-user customers and 92% to international distributors and end-user customers. 80% of our net revenues for 2015 were concentrated among 1 customer.

During 2014, our net revenues were split in the following manner: 3% to United States end-user customers and 97% to international distributors and end-user customers. 88% of our net revenues for 2014 were concentrated among 2 customers.

At December 31, 2015, 100% of our accounts receivable balance was attributable to 1 customer. At December 31, 2014, 82% of our accounts receivable balance was attributable to 4 customers.

Customers whose revenues exceeded 10% of our total revenues for 2015 and 2014 are listed below:

Customer Name	2015	2014

Nordmann, Rassmann	80%	75%
Unipart Group	NA	13%

Net revenues related to shipments into various foreign countries were $417,532 and $1,669,037 during 2015 and 2014, respectively. The following table breaks out net revenues by foreign country:

Country	2015	2014

Czech. Republic	$71,806	$127,980
Cyprus	-	5,665
France	38,919	29,843
Germany	290,658	1,103,970
Romania	-	68,336
United Kingdom	16,149	333,243
	$417,532	$1,669,037

We currently utilize Brenntag AG ("Brenntag) as our contracted product manufacturer. Brenntag independently purchases required raw materials to manufacture our product. For the years ended December 31, 2015 and 2014, 100% of our product manufacturing has been handled by Brenntag.

Summaries of our significant accounting policies follow:

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Beginning in May 2013, as an effort to address our outstanding payable balance with and at the request of our product manufacturer, our non-United States customers began remitting receivable payments directly to our product manufacturer in lieu of remitting payment directly to us. Under this arrangement, we still maintained the risks and benefits related to sending the product to each customer and thus recorded sales revenues (and associated cost of sales) applying the gross reporting treatment for each transaction pursuant to the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC 605-45, "Principal Agent Considerations." During the first quarter of 2014 (and continuing through December 31, 2015), we once again began collecting payments directly from our non-United States customers and paying our product manufacturer separately for the corresponding cost of manufactured goods.

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

In addition, during 2014, we established a bank facility that has the functionality to hold cash in various international denominations. As of December 31, 2015, we did not have any cash balances held in international denominations and therefore no marking-to-market was required. As of December 31, 2014, we only had international funds held in euros. The balance of this euro account was marked-to-market as of December 31, 2014.

Accounts Receivable

An allowance for doubtful accounts is maintained at a level we believe sufficient to cover potential losses based on historical trends and known current factors impacting our customers. We have determined that an allowance for doubtful accounts was not necessary as of December 31, 2015 and 2014. We did, however, write off $13,735 and $170,875 of accounts receivable that was expensed in 2015 and 2014, respectively.

Inventory

Inventory, which consists solely of finished product, is valued at the lower of cost or market, based on the first-in, first-out ("FIFO") method, or market, and reflects the purchased cost from vendors. Although we maintain minimal inventory levels in the United States at external storage facilities, the majority of our inventory is manufactured based on customer demand and immediately shipped to customers upon completion. The raw material components required to manufacture our products reside at our product manufacturer's facilities and are not owned by us.

During 2015, we wrote off $44,518 of certain inventory, primarily in the United States, which has sat idle for at least a one-year period. In the event that such inventory is subsequently sold to customers, we will record a gain on the recovery of inventory sold to customers. See Note 13. Inventory Write Off to our financial statements.

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

We completed an evaluation of goodwill at December 31, 2015 and 2014 and determined that there was no impairment. We employed a qualitative evaluation for the 2015 and 2014 analyses.

Income Taxes

We account for income taxes utilizing ASC 740, "Income Taxes." ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry-forwards, and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not included in the measurement. We recognize the amount of taxes payable or refundable for the current year and recognize deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in our financial statements or tax returns. We currently have substantial net operating loss ("NOL") carry-forwards. We have recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Research and Development

Research and development costs are expensed as incurred. Expense for services received from external vendors for 2015 and 2014 was $0 and $24,090, respectively.

Advertising Expenses

Advertising costs are expensed as incurred and amounted to $16,735 and $173,763 in 2015 and 2014, respectively.

Basic and Diluted Net Earnings (Loss) Per Common Share

We account for earnings per share pursuant to ASC 260, "Earnings per Share," which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net loss for the periods, basic and diluted loss per share is the same for the years ended December 31, 2015 and 2014, respectively.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in our statements of operations. For stock-based derivative financial instruments, we use a Lattice Model option pricing model, in accordance with ASC 815-15, "Derivatives and Hedging," to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in our balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of ASC 820, "Fair Value Measurements and Disclosures." ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value as of December 31, 2015, and December 31, 2014:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
December 31, 2015
Derivative liability	$-	$-	$425,035	$425,035

December 31, 2014
Derivative liability	$-	$-	$457,380	$457,380

Employee Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, "Compensation-Stock Compensation" ("ASC 718). ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

Non-Employee Stock-Based Compensation

We account for stock-based compensation in accordance with the provision of ASC 505, "Equity Based Payments to Non-Employees" ("ASC 505"), which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

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

We have been funded since inception primarily by unregistered sales of Company restricted stock, generally to existing shareholders. We have also relied on a $1,000,000 equity commitment from one of our Directors, Rex Carr, of which $500,000 remains available (See Note 5. Equity Commitment and Related Party Transactions to our financial statements). Rex Carr passed away on April 27, 2015. On April 30, 2015, the Company elected Glenn Carr as a Director to its Board of Directors (the "Board"). Glenn Carr is the son of Rex Carr. The Company believes that the equity commitment of Rex Carr will be honored by his estate. However, we can make no assurances as to the timing of when the estate may be settled, and how much we may receive once the estate is settled.

In addition, during the third quarter of 2014, we obtained additional funding in the form of a convertible notes payable (see Note 6. Convertible Notes Payable to our financial statements) and during the third quarter of 2015, we obtained additional funding in the form of a subordinated notes payable (see Note 7. Notes Payable to our financial statements). We also obtained funding in the first quarter of 2016 in the form of subordinated notes (see Note 15. Subsequent Events to our financial statements).

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent. Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock. The remaining $350,000 obligation was reflected as a current accrued expense. Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations. During 2009 and 2010, we made payments totaling $160,000 to the prior Blencathia owner. We did not make any payments to the prior Blencathia owner during 2011, 2012, 2013, 2014 or 2015. The related current accrued expense balance remains at $190,000 at the end of 2015. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.

During 2015, we did not sell any shares to accredited investors. However, we issued 2,075,000 restricted common shares of our stock related to a 2015 note issuance (the "2015 Affiliate Shares"). See Note 7. Notes payable to our financial statements. The 2015 Affiliate Shares were contributed from existing shareholdings of related party Board members and did not increase the total number of our common shares outstanding.

During 2014, we sold an aggregate total of 31,978,094 shares to accredited investors which yielded aggregate proceeds of $836,055.

On April 12, 2013, our Board authorized and approved the extension of expiration date and change of exercise price for 2,000,000 investor warrants granted to a warrant holder for the purchase of the Company's common stock. The outstanding share purchase warrants originally had a March 23, 2014 expiration date and an exercise price of $0.25. Now the warrant shall expire on April 11, 2018 with an exercise price of $0.25. We analyzed the modification under ASC 718 and ASC 505 and determined no gain or loss is recognized upon the modification due to the warrant having been issued to an investor and investor awards are not subject to either ASC 718 or ASC 505.

During 2015, we issued 4,150,000 investor warrants pursuant to a note financing and an additional 296,000 warrants for the placement agent that secured the note financing. See Note 7. Notes Payable. During 2015, we also issued 11,147 investor warrants pursuant to certain prior investor warrant issuances that are subject to dilutive adjustments for share issuances (full ratchet reset features) tied to future issuances of our equity securities.

During 2014, we issued 6,666,667 investor warrants pursuant to a convertible note financing and an additional 800,000 warrants for the placement agent that secured the convertible note financing. See Note 6. Convertible Notes Payable. During 2014, we also issued 1,418,987 investor warrants pursuant to certain prior investor warrant issuances that are subject to dilutive adjustments for share issuances (full ratchet reset features) tied to future issuances of our equity securities.

No shares were issued to Directors for Director-related services in 2015. During 2014, 1,000,000 restricted shares were issued to a Director for services which resulted in $70,000 of non-cash stock-based compensation expense.

As of December 31, 2015 and 2014, we have 32,613,551 and 28,156,404 warrants outstanding, respectively. These warrants were issued as part of equity and/or debt funding efforts that occurred in 2009, 2011, 2012, 2013, 2014 and 2015.

Year Warrants Issued	No. of Warrants Issued	Warrant Exercise Price	Warrant Expiration Date

2009	2,000,000	$0.15	2018
2011	2,570,750	$0.25	2016
2012	9,825,000	$0.10	2017
2013	4,875,000	$0.10	2018
2014	7,466,667	$0.12	2019
2014	1,418,987	$0.15	2018
2015	4,446,000	$0.12	2020
2015	11,147	$0.15	2020

No warrants were exercised during 2015 or 2014.

Further information relating to warrants is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)
Outstanding at December 31, 2013	21,595,750	$0.15	3.35
Granted	8,885,654	$0.12	4.42
Expired	(2,325,000)	$0.25	-
Outstanding at December 31, 2014	28,156,404	$0.12	3.26
Granted	4,457,147	$0.12	4.67
Outstanding at December 31, 2015	32,613,551	$0.12	2.59

The intrinsic value (difference between the warrant exercise price and our stock share price) attributable to warrants issued was $0 at both December 31, 2015 and 2014.

Note 4. Stock Options

Long Term Incentive Plan

On October 23, 2001, the Board adopted our Long Term Incentive Plan ("LTIP"). The Board is responsible for the administration of this LTIP, and is the approval authority for all option grant awards under this plan. Subject to the express provisions of the LTIP, the Board shall have full authority and sole and absolute discretion to interpret and amend this LTIP, to prescribe, amend and rescind rules and regulations relating to it, and to make all other determinations which it believes to be necessary or advisable in administering this LTIP.

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

The following tables summarize information about stock options issued to employees and Directors during the 2 years ended December 31, 2015:

	Shares	Exercise price per share	Weighted-average exercise price	Aggregate intrinsic value

Outstanding at December 31, 2013	9,489,120	$0.09-0.50	$0.41	-

Granted	30,276,000	$0.05-0.15	$0.10	-
Cancelled	(7,070,400)	$0.09-0.50	$0.39	-
Expired	(2,220,000)	$0.18-0.48	$0.46	-
Outstanding at December 31, 2014	30,474,720	$0.05-0.50	$0.10	$404,337

Expired	(168,720)	$0.10-0.50	$0.37
Outstanding at December 31, 2015	30,306,000	$0.05-0.17	$0.10	$-

Options exercisable at December 31, 2015	29,639,333	$0.05-0.17	$0.10
Options exercisable at December 31, 2014	27,641,386	$0.05-0.50	$0.10

The following table summarizes information about employee stock options outstanding at December 31, 2015:

	Options outstanding			Options exercisable
Exercise price range	Number outstanding at December 31, 2015	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Number exercisable at December 31, 2015	Weighted-average exercise price

$0.05 - $0.10	15,286,000	3	$0.05	14,619,333	$0.05

$0.11 - $0.17	15,020,000	3	$0.15	15,020,000	$0.15

	30,306,000	3	$0.10	29,639,333	$0.10

The following table summarizes information about employee stock options outstanding at December 31, 2014:

	Options outstanding			Options exercisable
Exercise price range	Number outstanding at December 31, 2014	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Number exercisable at December 31, 2014	Weighted-average exercise price

$0.05 - $0.25	30,348,880	4	$0.10	27,515,546	$0.10

$0.26 - $0.50	125,840	1	$0.44	125,840	$0.44

	30,474,720	4	$0.10	27,641,386	$0.10

The following table summarizes information about stock options issued to non-employees during the 2 years ended December 31, 2015:

	Shares	Exercise price per share	Weighted-average exercise price	Aggregate intrinsic value

Outstanding at December 31, 2013	4,137,599	$0.25-0.50	$0.46	-

Granted	5,730,000	$0.05-0.25	$0.18	-
Cancelled	(1,907,000)	$0.10-0.48	$0.37	-
Expired	(2,535,599)	$0.25-0.50	-	-
Outstanding at December 31, 2014	5,425,000	$0.05-0.25	$0.19	$8,700

Outstanding at December 31, 2015	5,425,000	$0.05-0.25	$0.19	$-

Options exercisable at December 31, 2015	5,425,000	$0.05-0.25	$0.19
Options exercisable at December 31, 2014	5,425,000	$0.05-0.25	$0.19

Stock option expense recorded in 2015 and 2014 is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Awards to employees/Directors	$148,767	$2,492,541
Awards to non-employees	-	428,550
Total stock option expense	$148,767	$2,921,091

Employee and Director Awards

We did not grant any stock options to employees or Directors for Director-related services during 2015. 168,720 fully vested options previously granted to employees and Directors (in their capacity as Directors) expired during 2015.

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

The following table provides the primary assumptions used to value employee and Director non-cash stock-based compensation for the years indicated:

	Year Ended December 31, 2015	Year Ended December 31, 2014

Weighted-average fair value of options granted	NA	$0.09
Weighted-average assumptions:
Risk-free interest rate	NA	0.67
Dividend yield	NA	-
Expected volatility	NA	1.92
Expected option life (years)	NA	5

As of December 31, 2015, there was $903 of total unrecognized compensation cost related to outstanding options granted to employees and Directors. As of December 31, 2014, there was $149,671 of total unrecognized compensation cost related to outstanding options granted to employees and Directors.

Non-employee awards

We did not grant any stock options to non-employees during 2015. During 2014, we granted 5,730,000 stock options to non-employees. During 2014, we also cancelled 1,907,000 stock options previously granted to non-employees, resulting in $3,653 of stock option expense reversal. 2,535,599 fully vested options previously granted to non-employees expired in 2014.

We did not receive proceeds for stock options exercised during 2015 or 2014, as no options were exercised.

Services performed by non-employees who were granted options include product/distribution consulting, technology consulting, investor relations and legal services. The weighted-average fair value for such options that have had a fair value calculation applied (NA for 2015 and $0.08 for 2014) was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used for the 2014 grants: risk-free interest rate of 0.43%, volatility factor of 2.13, and a weighted-average expected life of the option of approximately 4.40 years.

The weighted-average remaining contractual term (in years) of the non-employee options outstanding at December 31, 2015 and 2014 is 1.57 and 2.57, respectively.

The aggregate intrinsic value (defined as the excess of the market price of our common stock as of the end of the period over the exercise price of the related stock options) for all stock options (employee, Director and non-employee) outstanding and exercisable as of December 31, 2015 and 2014 was $0 and $413,037 for the respective periods.

Note 5. Equity Commitment and Related Party Transactions

On August 21, 2015, the Company issued $25,000 of notes payable to Jonathan Burst, our Board chairman and Chief Executive Officer, $10,000 to Michael Gianino, a Director on our Board and $10,000 to Stuart D. Beath, our Chief Financial Officer. These loans were pursuant to the notes payable transaction discussed in Note 7. Notes Payable below. Total cash proceeds from the $45,000 of related party notes payable is $10,000, while the remaining $35,000 is offset with accrued compensation.

On August 22, 2014, the Company issued $50,000 of notes payable to Jonathan Burst, our Board chairman and Chief Executive Officer. This loan was pursuant to the convertible note payable transaction discussed in Note 6. Convertible Notes Payable below.

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of the Company and a holder of over 5% of our common stock. Pursuant to the terms of the commitment, Mr. Rex Carr agreed to invest up to an aggregate of $1,000,000 in the Company, at such time or times as we may request, in the form of a purchase or purchases of our restricted common stock. We may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. We have drawn down $500,000 of the commitment and issued to Mr. Rex Carr that number of our shares of restricted common stock equal to the value of the investment then provided to us. The number of shares to be issued was calculated based on the closing price of our common stock as quoted on OTC Market Group's OTCQB marketplace on the date of the sale. There is no stipulation regarding the duration of this commitment. The total amount available under this commitment is $500,000 as of December 31, 2015.

Rex Carr passed away on April 27, 2015. On April 30, 2015, the Company elected Glenn Carr to its Board. Glenn Carr is the son of Rex Carr, a deceased Director of the Company. The Company believes that the equity commitment of Rex Carr referenced above will be honored by his estate. However, we can make no assurances as to the timing of when the estate may be settled, and how much we may receive once the estate is settled.

As of December 31, 2013, the Company owed $500,000 to Mr. Rex Carr. The terms of the loans associated with this cumulative loan balance did not require the payment of interest and did not require repayment of the principal by a certain date. On February 6, 2014, we issued 10,000,000 restricted shares of Company common stock in exchange for the cancellation of this note payable from a related party in the aggregate (face amount) of $500,000. The fair value of the shares issued based on the February 6, 2014 closing price of our stock ($0.075) was $750,000. This conversion of notes payable from a related party to restricted shares of our common stock was treated separately from the equity commitment in place with Mr. Rex Carr.

On February 4, 2013, David B. Norris, a Director of the Company, loaned us $50,000. The terms of this loan did not require the payment of interest and did not require repayment of the principal by a certain date. This loan was converted to 2,500,000 shares of the Company's common stock on February 6, 2014. The fair value of the shares issued based on the February 6, 2014 closing price of our stock ($0.075) was $187,500.

In conjunction with the conversion of Mr. Rex Carr's and Mr. Norris' notes payable from a related party to equity, we recorded a $387,500 loss on the conversion of related party notes to our income statement during the twelve months ended December 31, 2014.

Note 6. Convertible Notes Payable

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

The terms of the 2014 Notes and the 2014 Warrants are as follows:

10% Convertible Promissory Notes

The total principal amount of the 2014 Notes is issued with a 115% premium to the subscription amount. The 2014 Notes accrue interest at a rate equal to 10% per annum and have a maturity date of February 22, 2016. Subsequent to December 31, 2015, the maturity date of the 2014 Notes was extended to April 30, 2016 (see Note 15. Subsequent Events to our financial statements). The 2014 Notes are convertible any time after the issuance date of the 2014 Notes. The 2014 Purchasers have the right to convert the 2014 Notes into shares of the Company's common stock at a conversion price equal to $0.10 per share, subject to standard adjustments for stock dividends, stock splits, subsequent equity sales, subsequent rights offerings and pro rata distributions. While the 2014 Notes are outstanding, in the event of a subsequent equity sale at a price lower than the conversion price of $0.10 per share, the conversion price of the 2014 Notes shall be reduced to the lower conversion price. The 2014 Notes can be redeemed under certain conditions and the Company can force the conversion of the 2014 Notes in the event certain equity conditions are met.

In the event of default, the 2014 Purchasers have the right to require the Company to repay in cash all or a portion of the 2014 Notes at a price equal to 125% of the aggregate principal amount of the 2014 Notes plus all accrued but unpaid interest.

We recorded $125,347 and $42,018 of interest expense related to the issuance of the 2014 Notes during the twelve months ended December 31, 2015 and 2014, respectively.

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

Deferred Financing Cost

In connection with the convertible note transaction explained above, the Company paid $55,000 for legal fees and $80,000 for placement agent fees. In addition, $29,550 was also recorded to deferred financing costs related to the fair value valuation of the placement agent warrants. $110,547 and $36,995 of deferred financing costs was amortized during the twelve months ended December 31, 2015 and 2014, respectively. The deferred financing cost balance related to the 2014 Notes is $17,008 and $127,555 as of December 31, 2015 and December 31, 2014, respectively.

Derivative

Because the above convertible 2014 Notes and 2014 Warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under ASC 815-40-15, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("ASC 815-40-15"). ASC 815-40-15 requires as of the date the convertible 2014 Notes and 2014 Warrants are issued, the derivative liability to be measured at the fair value and re-evaluated at the end of each reporting period. See Note 8. Derivative Liability.

Debt Discount

On issuance date, the fair value of the derivative liability for both the convertible 2014 Notes and 2014 Warrants was $295,773 and $246,905, respectively. Therefore a total of $692,678 (including $150,000 original issuance costs) of debt discount was recorded. $458,172 and $112,704 was recorded as amortization of debt discount during the twelve months ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, the convertible 2014 Notes have a balance of $999,697, net of $92,803 of debt discount, and accrued interest of $158,997. As of December 31, 2014, the convertible 2014 Notes have a balance of $541,525, net of $550,975 of debt discount, and accrued interest of $39,917.

As of December 31, 2015, the related party convertible 2014 Note has a balance of $52,615, net of $4,885 of debt discount, and accrued interest of $8,368. As of December 31, 2014, the related party convertible 2014 Note has a balance of $28,501, net of $28,999 of debt discount, and accrued interest of $2,101.

Note 7. Notes Payable

On August 21, 2015 (the "2015 Closing Date"), we closed a financing transaction by entering into a Securities Purchase Agreement dated August 21, 2015 (the "2015 Securities Purchase Agreement") with certain funds and investors signatory to such 2015 Securities Purchase Agreement (the "2015 Purchasers") for an aggregate subscription amount of $415,000 (the "2015 Purchase Price") of which $45,000 is from related parties (see Note 5. Equity Commitment and Related Party Transactions). Pursuant to the 2015 Securities Purchase Agreement, we issued the following to the 2015 Purchasers: (i) 10% Promissory Notes with an aggregate principal amount of $415,000 (the "2015 Notes"), and (ii) warrants to purchase an aggregate of 4,150,000 sharesof the Company's common stock, par value $0.01 per share, for an exercise price of $0.12 per share for a period of five (5) years from the Securities Purchase Agreement date (the "2015 Warrants"). The 2015 Notes are subordinated to the 2014 Notes.

In addition, we issued 2,075,000 restricted common shares of our stock to the 2015 Purchasers, previously defined above as the 2015 Affiliate Shares. The 2015 Affiliate Shares have a fair value of $63,787 and were valued based on the closing price of our common stock on August 21, 2015. The 2015 Affiliate Shares were contributed from existing shareholdings of related party Board members and did not increase the total number of our common shares outstanding.

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

We recorded $14,440 and $0 of interest expense related to the issuance of the 2015 Notes during the twelve months ended December 31, 2015 and 2014, respectively.

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

Deferred Financing Cost

In connection with the note transaction explained above, the Company paid $7,500 for legal fees and $29,600 for placement agent fees. In addition, $12,775 was also recorded to deferred financing costs related to the fair value valuation of the placement agent warrants. $9,006 and $0 of deferred financing costs was amortized during the twelve months ended December 31, 2015 and 2014, respectively. The deferred financing cost balance related to the 2015 Notes is $40,869 and $0 as of December 31, 2015 and December 31, 2014, respectively.

Derivative

Because the above 2015 Notes and 2015 Warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under ASC 815-40-15. ASC 815-40-15 requires as of the date the 2015 Notes and 2015 Warrants are issued, the derivative liability to be measured at the fair value and re-evaluated at the end of each reporting period. See Note 8. Derivative Liability.

Debt Discount

On issuance date, the fair value of the derivative liability for the 2015 Warrants was $179,106. Also, the relative fair value of the 2015 Affiliate Shares was $63,787. Therefore a total of $242,893 of debt discount was recorded. $51,826 and $0 was recorded as amortization of debt discount during the twelve months ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, the 2015 Notes have a balance of $194,177, net of $175,823 of debt discount, and accrued interest of $12,874.

As of December 31, 2015, the related party 2015 Notes have a balance of $29,757, net of $15,243 of debt discount, and accrued interest of $1,565.

Note 8. Derivative Liability

During 2009, we granted a warrant to purchase 2,000,000 shares of the Company's common stock to an accredited investor in conjunction with equity raise efforts. On April 12, 2013, our Board authorized and approved the extension of the expiration date and a change of exercise price for this warrant. The outstanding share purchase warrant originally had a March 23, 2014 expiration date and an exercise price of $0.25. The new modified terms extended the warrant expiration date to April 11, 2018 and reduced the exercise price to $0.226. The exercise price is also subject to dilutive adjustments for share issuances (full ratchet reset features). As of December 31, 2015 and December 31, 2014, the exercise price has been reduced to approximately $0.15 and an additional 1,430,134 (as of September 30, 2015) and 1,418,987 (as of December 31, 2014) warrants, respectively, are to be issued to the investor due to the reset features.

On August 21, 2015, we issued 4,150,000 warrants to investors and 296,000 warrants to a placement agent. The exercise price of these warrants is also subject to dilutive adjustments for share issuance (full ratchet reset features). See Note 7. Notes Payable.

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

Key assumptions used to determine the fair value of the convertible 2014 Notes are as follows:

Stock price volatility (one-year measurement):
December 31, 2014 measurement	192%
December 31, 2015 measurement	174%
Probability of default triggering 21% interest rate, increasing 1% per month to a maximum of 10% with a 125% penalty	0%

Probability of the Company redeeming the convertible 2014 Notes (with 130% penalty): projected initially at 0% of the time, increasing 1% monthly to a maximum of 5% (from alternative financing being available for a redemption event to occur)

Conversion behavior - holder automatically converts the convertible 2014 Notes at a maximum of 2 times the conversion price.

Key assumptions used to determine the fair value of the 2014 Warrants and 2015 Warrants are as follows:

Stock price volatility (one-year measurement):
December 31, 2014 measurement	192%
August 21, 2015 measurement	158%
December 31, 2015 measurement	174%
Exercise behavior – warrant exercise at target prices 2 times the higher of the projected reset price or stock price.

As of December 31, 2015, the fair value of the total convertible 2014 Notes, 2014 Warrants and 2015 Warrants' derivative liability is $425,035 and we recognized a gain on derivative liability of $224,226 and $114,848 for the twelve months ended December 31, 2015 and 2014, respectively.

As of December 31, 2014, the fair value of the total convertible 2014 Notes and 2014 Warrants' derivative liability is $457,380.

The following table summarizes the derivative liability included in the balance sheet:

Balance at December 31, 2013	$-
Debt discount due to 2014 Notes	$295,773
Debt discount due to warrants issued with 2014 Notes	$246,905
Deferred financing cost due to derivative liability for placement agent warrant	$29,550
Gain on change of fair value	$(114,848)
Balance at December 31, 2014	$457,380
Debt discount due to warrants issued with 2015 Notes	$179,106
Deferred financing cost originated from derivative liability	$12,775
Gain on change of fair value	$(224,226)
Balance at December 31, 2015	$425,035

The following table summarizes information about warrants outstanding as of December 31, 2015:

Total # of warrants issued and outstanding	32,613,551
Weighted-average exercise price	$0.12
Remaining life (in years)	2.59
Intrinsic value	$-

Note 9. Deferred Revenue

On February 26, 2009, we received the first purchase order pursuant to a Memorandum of Understanding ("MOU") with Libya Oil Holdings Limited, Tamoil, Libya Africa Investment Portfolio ad Vision Oil Services Ltd ("VOS"). Pursuant to the MOU, VOS paid for the purchase of 600 metric tons of DiesoLiFTTM 10 at a price of 6,000 Euros (approximately $7,600) per metric ton from us. We received cash proceeds of approximately $3 million from VOS in February 2009. No such revenues had been recorded to date relating to this order because there has been no requested delivery of the product. We have had no communication with VOS in over five years and believe they have ceased all activities on our behalf.

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

Note 10. Income Taxes

We use the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

We have historically incurred losses from operations and therefore had no tax liability. The net deferred asset generated by the NOL carry-forward has been fully reserved. The cumulative NOL carry-forward is approximately $50.1 million and $47.9 million as of December 31, 2015 and 2014, respectively, and will begin expiring in 2017.

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

Deferred tax assets consist of the following:

	Year ended December 31,
	2015	2014

Deferred tax asset	$20,138,621	$19,161,984
Valuation allowance	(20,138,621)	(19,161,984)
Deferred tax liability	$723,000	$723,000

Note 11. Lease Commitments

We entered into an operating lease for office space on January 1, 2002 that, as extended, now expires on April 30, 2017. Rent expense was $44,706 and $43,937 during the fiscal years ended December 31, 2015 and 2014, respectively. We entered into a new 5-year office equipment lease in July 2014.

Future minimum lease payments as of December 31, 2015 are displayed below:

Year ending December 31,
2016	$49,874
2017	$17,918
2018	$1,764
2019	$882
2020	$-
Total minimum lease payments	$70,438

Note 12. Accounts Payable

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

Note 13. Inventory Write Off

During the twelve months ended December 31, 2015, we recognized a $44,518 loss on write off of inventory primarily residing in the United States. As the inventory is not obsolete, we will record a gain on write off of inventory in the event that such inventory is subsequently sold.

Note 14. Legal Proceedings

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

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and the Company participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on the Company. Since 2009, the Company has made payments to TPG totaling $160,000 to reduce the recorded liability. The remaining recorded liability balance is $190,000 at December 31, 2015 and 2014, respectively.

We are a defendant in litigation with a former employee regarding accrued but unpaid salary. We are in discussions for settlement of this claim and have accrued an amount that we believe will resolve this matter.

Note 15. Subsequent Events

Subsequent to December 31, 2015, we received a cumulative total of $373,750 in the form of subordinated notes; $273,750 from external investors and $100,000 from two Directors of the Company (the "2016 Interim Financing"). The 2016 Interim Financing notes include the issuance of ten (10) warrants to purchase shares of our common stock for every United States dollar invested. The 2016 Interim Financing notes' warrants have an exercise price of $0.05 and mature five years from the issuance date. The 2016 Interim Financing notes provide for a return of principal with a 1.5 factor, with a maturity date of April 30, 2016, or sooner depending on whether the Company is able to secure long term capital prior to April 30, 2016. If the 2016 Interim Financing notes are not repaid by April 30, 2016, they will begin accruing simple interest at an annual rate of 10% on a principal amount calculated by taking the original investment amount multiplied by the 1.5 factor.

As a result of the 2016 Interim Funding, and pursuant to a binding memorandum of understanding between the Company and all of the 2014 Note holders, the maturity date of the 2014 Notes was extended from February 22, 2016 to April 30, 2016.

On March 25, 2016, we filed a certificate of amendment to our Articles of Incorporation increasing the number of our authorized shares from 350,000,000 to 750,000,000 shares with the Nevada Secretary of State.

