Form 10-Q
period 2016-03-31
FUEL PERFORMANCE SOLUTIONS, INC.
filed 2016-05-16
CIK 1078723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of registrant's only class of stock as of May 16, 2016: Common stock, par value $0.01 per share – 203,758,698 shares outstanding.

FUEL PERFORMANCE SOLUTIONS, INC.

(FORMERLY KNOWN AS INTERNATIONAL FUEL TECHNOLOGY, INC.)

BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$132,613	$25,609
Accounts receivable	15,276	20,476
Inventory	10,750	10,750
Prepaid expenses and other assets	26,092	27,112
Total current assets	184,731	83,947

Goodwill	2,211,805	2,211,805

Total assets	$2,396,536	$2,295,752

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$298,974	$287,221
Convertible notes payable, net of discount of $0 and $109,811, respectively	1,092,500	982,689
Convertible notes payable – related party, net of discount of $0 and $4,885, respectively	57,500	52,615
Notes payable, net of discount of $18,954 and $0, respectively	254,796	-
Notes payable – related party, net of discount of $6,925 and $0, respectively	93,075	-
Accrued interest	190,587	158,997
Accrued interest – related party	10,031	8,368
Accrued compensation	954,726	937,141
Derivative liability	388,477	425,035
Other accrued expenses	190,000	190,000
Total current liabilities	3,530,666	3,042,066

Long-term liabilities
Notes payable, net of discount of $178,628 and $216,692, respectively	191,372	153,308
Notes payable – related party, net of discount of $11,369 and $15,243, respectively	33,631	29,757
Accrued interest	21,997	12,874
Accrued interest – related party	2,675	1,565
Deferred rent	5,440	6,428
Deferred income taxes	723,000	723,000
Total long-term liabilities	978,115	926,932

Total liabilities	4,508,781	3,968,998

Commitments and contingencies
Stockholders' equity (deficit)
Common stock, $0.01 par value; 750,000,000 and 350,000,000 shares authorized at March 31, 2016 and December 31, 2015, respectively; 203,758,698 (net of 1,440,000 shares held in treasury stock) shares issued and outstanding at both March 31, 2016 and December 31, 2015	2,051,987	2,051,987
Treasury stock	(664,600)	(664,600)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	72,472,389	72,471,486
Accumulated deficit	(75,152,098)	(74,712,196)
Total stockholders' equity (deficit)	(2,112,245)	(1,673,246)

Total liabilities and stockholders' equity (deficit)	$2,396,536	$2,295,752

See accompanying Notes to Unaudited Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

(FORMERLY KNOWN AS INTERNATIONAL FUEL TECHNOLOGY, INC.)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2016	2015

Net revenues	$47,622	$134,073

Operating expenses:
Cost of operations	(34,470)	(101,472)
Selling, general and administrative expense	(315,387)	(391,480)
Total operating expenses	(349,857)	(492,952)

Net loss from operations	(302,235)	(358,879)

Interest expense, net	(200,104)	(148,956)
Gain (loss) on derivative liability	62,437	37,306

Net loss	$(439,902)	$(470,529)

Basic and diluted net income (loss) per common share	$(0.00)	$(0.00)

Weighted-average common shares outstanding, basic and diluted	203,758,698	203,758,698

See accompanying Notes to Unaudited Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

(FORMERLY KNOWN AS INTERNATIONAL FUEL TECHNOLOGY, INC.)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2016

(Unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2015	205,198,698	$2,051,987	$(664,600)	$(819,923)	$72,471,486	$(74,712,196)	$(1,673,246)
Expense relating to stock option grants	-	-	-	-	903	-	903
Net loss	-	-	-	-	-	(439,902)	(439,902)
Balance, March 31, 2016 (unaudited)	205,198,698	$2,051,987	$(664,600)	$(819,923)	$72,472,389	$(75,152,098)	$(2,112,245)

See accompanying Notes to Unaudited Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

(FORMERLY KNOWN AS INTERNATIONAL FUEL TECHNOLOGY, INC.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash flows from operating activities:
Net loss	$(439,902)	$(470,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash option expense	903	37,277
(Gain) loss on derivative liability	(62,437)	(37,306)
Amortization of debt discount	156,634	119,267
Change in assets and liabilities:
Accounts receivable	5,200	262,501
Inventory	-	12,991
Prepaid expenses and other assets	1,020	17,769
Accounts payable	11,753	(256,124)
Accrued compensation	67,585	(22,917)
Accrued interest payable	43,486	29,754
Deferred rent	(988)	(725)
Net cash used in operating activities	(216,746)	(308,042)

Cash flows from financing activities:
Gross proceeds from issuance of notes payable	273,750	-
Gross proceeds from issuance of notes payable – related party	50,000	-
Net cash provided by financing activities	323,750	-

Net change in cash and cash equivalents	107,004	(308,042)
Cash and cash equivalents, beginning	25,609	530,201
Cash and cash equivalents, ending	$132,613	$222,159

Supplemental disclosure of cash flow information:
Cash paid during the three months ended March 31:
Interest	$-	$-
Income taxes	-	-

Non-cash transactions:
Debt discount due to warrants issued with notes payable	$25,879	-
Notes payable issued for accrued compensation	50,000	-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year. We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016. We follow the same accounting policies in preparation of interim reports as we do in our annual reports.

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

In addition, during the third quarter of 2014, we obtained additional funding in the form of a convertible notes payable (see Note 6. 2014 Convertible Notes Payable). During the third quarter of 2015, we obtained additional funding in the form of a subordinated notes payable (see Note 7. 2015 Notes Payable). We also obtained funding in the first quarter of 2016 in the form of subordinated notes (see Note 8. 2016 Notes Payable).

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

Debt Issuance cost

In accordance with FASB Accounting Standards Update No. 2015-03: Simplifying the Presentation of Debt Issuance Costs, we have reclassified Deferred Financing Costs as a direct deduction from the related debt liability rather than as an asset for the period ending March 31, 2016 and retroactively for the period ending December 31, 2015.

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2016, and December 31, 2015:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
March 31, 2016
Derivative liability	$-	$-	$388,477	$388,477
December 31, 2015
Derivative liability	$-	$-	$425,035	$425,035

Note 4 – Stockholders' Equity (Deficit)

On March 25, 2016, we filed a certificate of amendment to our Articles of Incorporation increasing the number of our authorized shares from 350,000,000 to 750,000,000 shares with the Nevada Secretary of State.

Non-cash stock-based compensation expense recorded during the three months ended March 31, 2016 and March 31, 2015 is as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Awards to employees and Directors	$903	$37,277
Awards to non-employees	-	-
Total non-cash stock-based compensation expense	$903	$37,277

Employee and Director Awards

During the three months ended March 31, 2016, we did not issue any options to employees or Directors for Director-related services. The $903 of non-cash stock-based compensation expense recognized during the three months ended March 31, 2016 relates to employee options grants made during 2014 that have subsequent vesting terms. These 2014 employee options grants became fully-vested during the three months ended March 31, 2016. $0 of unrecognized non-cash stock-based compensation expense remains as of March 31, 2016.

The following table summarizes information about stock options to employees and Directors that were issued and outstanding during the three months ended March 31, 2016:

	Shares	Weighted-average exercise price	Weighted-average exercise life	Intrinsic value

Outstanding at December 31, 2015	30,306,000	$0.10	3.24	$-

Granted	-	NA	NA
Cancelled	-	NA	NA
Expired	-	NA	NA
Outstanding at March 31, 2016	30,306,000	$0.10	2.99	$-

Options exercisable at March 31, 2016	30,306,000	$0.10	2.99
Options exercisable at December 31, 2015	29,639,333	$0.10	3.25

Non-employee Awards

During the three months ended March 31, 2016, we did not issue any options to non-employee consultants for services.

The following table summarizes information about stock options to non-employees that were issued and outstanding during the three months ended March 31, 2016:

	Shares	Weighted-average exercise price	Weighted-average exercise life	Intrinsic value

Outstanding at December 31, 2015	5,425,000	$0.19	1.57	$-

Granted	-	NA	NA
Cancelled	-	NA	NA
Expired	-	NA	NA
Outstanding at March 31, 2016	5,425,000	$0.19	1.32	$-

Options exercisable at March 31, 2016	5,425,000	$0.19	1.32
Options exercisable at December 31, 2015	5,425,000	$0.19	1.57

Sales of Common Stock

We did not receive any proceeds from the sale of common stock during the three months ended March 31, 2016.

Note 5 – Equity Commitment and Related Party Transactions

On March 9, 2016, the Company issued $50,000 of notes payable to Jonathan Burst, our Board chairman and Chief Executive Officer and $50,000 to Michael Gianino, a Director on our Board. These loans were pursuant to the notes payable transaction discussed in Note 8. 2016 Notes Payable below. Total cash proceeds from the $100,000 of related party notes payable is $50,000, while the remaining $50,000 is offset with accrued compensation.

On August 21, 2015, the Company issued $25,000 of notes payable to Jonathan Burst, our Board chairman and Chief Executive Officer, $10,000 to Michael Gianino, a Director on our Board and $10,000 to Stuart D. Beath, our Chief Financial Officer. These loans were pursuant to the notes payable transaction discussed in Note 7. 2015 Notes Payable below. Total cash proceeds from the $45,000 of related party notes payable is $10,000, while the remaining $35,000 is offset with accrued compensation.

On August 22, 2014, the Company issued $50,000 of notes payable to Jonathan Burst, our Board chairman and Chief Executive Officer. This loan was pursuant to the convertible note payable transaction discussed in Note 6. 2014 Convertible Notes Payable below.

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of the Company and a holder of over 5% of our common stock. Pursuant to the terms of the commitment, Mr. Rex Carr agreed to invest up to an aggregate of $1,000,000 in the Company, at such time or times as we may request, in the form of a purchase or purchases of our restricted common stock. We may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. We have drawn down $500,000 of the commitment and issued to Mr. Rex Carr that number of our shares of restricted common stock equal to the value of the investment then provided to us. The number of shares to be issued was calculated based on the closing price of our common stock as quoted on OTC Market Group's OTCQB marketplace on the date of the sale. There is no stipulation regarding the duration of this commitment. The total amount available under this commitment is $500,000 as of both March 31, 2016 and December 31, 2015.

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

Note 6 – 2014 Convertible Notes Payable

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

The terms of the 2014 Notes and the 2014 Warrants are as follows:

10% Convertible Promissory Notes

The total principal amount of the 2014 Notes is issued with a 115% premium to the subscription amount. The 2014 Notes accrue interest at a rate equal to 10% per annum and originally had a maturity date of February 22, 2016. Subsequent to December 31, 2015, the maturity date of the 2014 Notes was extended to April 30, 2016. Subsequent to March 31, 2016, the maturity date of the 2014 Notes was further extended to June 15, 2016 (see Note 12. Subsequent Events). The 2014 Notes are convertible any time after the issuance date of the 2014 Notes. The 2014 Purchasers have the right to convert the 2014 Notes into shares of the Company's common stock at a conversion price equal to $0.10 per share, subject to standard adjustments for stock dividends, stock splits, subsequent equity sales, subsequent rights offerings and pro rata distributions. While the 2014 Notes are outstanding, in the event of a subsequent equity sale at a price lower than the conversion price of $0.10 per share, the conversion price of the 2014 Notes shall be reduced to the lower conversion price. The 2014 Notes can be redeemed under certain conditions and the Company can force the conversion of the 2014 Notes in the event certain equity conditions are met.

In the event of default, the 2014 Purchasers have the right to require the Company to repay in cash all or a portion of the 2014 Notes at a price equal to 125% of the aggregate principal amount of the 2014 Notes plus all accrued but unpaid interest.

We recorded $33,252 and $29,753 of interest expense related to the issuance of the 2014 Notes during the three months ended March 31, 2016 and March 31, 2015, respectively.

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

Deferred Financing Cost

In connection with the convertible note transaction explained above, the Company paid $55,000 for legal fees and $80,000 for placement agent fees. In addition, $29,550 was also recorded to deferred financing costs related to the fair value valuation of the placement agent warrants. $17,008 and $26,214 of deferred financing costs was amortized during the three months ended March 31, 2016 and March 31, 2015, respectively. The deferred financing cost balance related to the 2014 Notes is $0 and $17,008 as of March 31, 2016 and December 31, 2015, respectively.

Derivative

Because the above convertible 2014 Notes and 2014 Warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under ASC 815-40-15, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("ASC 815-40-15"). ASC 815-40-15 requires as of the date the convertible 2014 Notes and 2014 Warrants are issued, the derivative liability to be measured at the fair value and re-evaluated at the end of each reporting period. See Note 10. Derivative Liability.

Debt Discount

On issuance date, the fair value of the derivative liability for both the convertible 2014 Notes and 2014 Warrants was $295,773 and $246,905, respectively. Therefore a total of $692,678 (including $150,000 original issuance costs) of debt discount was recorded. $92,803 and $93,053 was recorded as amortization of debt discount during the three months ended March 31, 2016 and March 31, 2015, respectively.

As of March 31, 2016, the convertible 2014 Notes have a balance of $1,092,500, net of $0 of debt discount, and accrued interest of $190,587. As of December 31, 2015, the convertible 2014 Notes have a balance of $999,697, net of $97,688 of debt discount, and accrued interest of $158,997.

As of March 31, 2016, the related party convertible 2014 Note has a balance of $57,500, net of $0 of debt discount, and accrued interest of $10,031. As of December 31, 2015, the related party convertible 2014 Notes have a balance of $52,615, net of $4,885 of debt discount, and accrued interest of $8,368.

Note 7 – 2015 Notes Payable

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

We recorded $10,202 and $0 of interest expense related to the issuance of the 2015 Notes during the three months ended March 31, 2016 and March 31, 2015, respectively.

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

Deferred Financing Cost

In connection with the note transaction explained above, the Company paid $7,500 for legal fees and $29,600 for placement agent fees. In addition, $12,775 was also recorded to deferred financing costs related to the fair value valuation of the placement agent warrants. $6,209 and $0 of deferred financing costs was amortized during the three months ended March 31, 2016 and March 31, 2015, respectively. The deferred financing cost balance related to the 2015 Notes is $34,660 and $40,869 as of March 31, 2016 and December 31, 2015, respectively.

Derivative

Because the above 2015 Notes and 2015 Warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under ASC 815-40-15. ASC 815-40-15 requires as of the date the 2015 Notes and 2015 Warrants are issued, the derivative liability to be measured at the fair value and re-evaluated at the end of each reporting period. See Note 10. Derivative Liability.

Debt Discount

On issuance date, the fair value of the derivative liability for the 2015 Warrants was $179,106. Also, the relative fair value of the 2015 Affiliate Shares was $63,787. Therefore a total of $242,893 of debt discount was recorded. $35,729 and $0 was recorded as amortization of debt discount during the three months ended March 31, 2016 and 2014, respectively.

As of March 31, 2016, the 2015 Notes have a balance of $191,372, net of $178,628 of debt discount, and accrued interest of $21,997. As of December 31, 2015, the 2015 Notes have a balance of $153,308, net of $216,692 of debt discount, and accrued interest of $12,874.

As of March 31, 2016, the related party 2015 Notes have a balance of $33,631, net of $11,369 of debt discount, and accrued interest of $2,675. As of December 31, 2015, the related party 2015 Notes have a balance of $29,757, net of $15,243 of debt discount, and accrued interest of $1,565.

Note 8 – 2016 Notes Payable

On March 9, 2016 (the "2016 Closing Date"), we closed a financing transaction by entering into a Securities Purchase Agreement dated March 9, 2016 (the "2016 Securities Purchase Agreement") with certain investors signatory to such 2016 Securities Purchase Agreement (the "2016 Purchasers") for an aggregate subscription amount of $373,750 (the "2016 Purchase Price") of which $100,000 is from related parties (see Note 5. Equity Commitment and Related Party Transactions). Pursuant to the 2016 Securities Purchase Agreement, we issued the following to the 2016 Purchasers: (i) 10% Promissory Notes with an aggregate principal amount of $373,750 (the "2016 Notes"), and (ii) warrants to purchase an aggregate of 3,737,500 shares of the Company's common stock, par value $0.01 per share, for an exercise price of $0.05 per share for a period of five (5) years from the Securities Purchase Agreement date (the "2016 Warrants"). In addition, the 2016 Notes provide for a return of principal with a 1.5 factor. The 2016 Notes are subordinated to the 2014 Notes.

The terms of the 2016 Notes and the 2016 Warrants are as follows:

10% Promissory Notes

The total principal amount of the 2015 Notes is $373,750. The 2016 Notes will not accrue interest unless they are not repaid by the April 30, 2016 maturity date. Subsequent to the April 30, 2016 maturity date, simple interest shall accrue at an annual rate of 10% on a principal amount calculated by taking the original investment amount multiplied by the 1.5 factor. Subsequent to March 31, 2016 the maturity date of the 2016 Notes was extended to June 30, 2016. The 2016 Notes can be redeemed by the Company at any time without penalty.

In the event of default, the outstanding principal amount of the 2016 Note plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the 2016 Purchasers election, immediately due and payable in cash.

Warrants

The 2016 Warrants are exercisable in whole or in part, at an initial exercise price per share of $0.05, subject to adjustment. The exercise price and number of shares of the Company's common stock issuable under the 2016 Warrants (the "2016 Warrant Shares") are subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings, pro rata distributions and any issuance of securities below the exercise price of the 2015 Warrants. While the 2016 Warrants are outstanding, in the event of a subsequent equity sale including a warrant exercise price lower than the exercise price of $0.05 per share, the exercise price of the 2016 Warrants shall be reduced to the lower exercise price. Any adjustment to the exercise price shall similarly cause the number of 2016 Warrant Shares to be adjusted so that the total value of the 2016 Warrants may increase.

Derivative

Because the above 2016 Notes and 2016 Warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under ASC 815-40-15. ASC 815-40-15 requires as of the date the 2016 Notes and 2016 Warrants are issued, the derivative liability to be measured at the fair value and re-evaluated at the end of each reporting period. See Note 10. Derivative Liability.

Debt Discount

On issuance date, the fair value of the derivative liability for the 2016 Warrants was $25,879. Therefore a total of $25,879 of debt discount was recorded. $0 was recorded as amortization of debt discount during the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the 2016 Notes have a balance of $254,796, net of $18,954 of debt discount, and accrued interest of $0.

As of March 31, 2016, the related party 2016 Notes have a balance of $93,075, net of $6,925 of debt discount, and accrued interest of $0.

Note 9 – Blencathia Merger

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent. Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock. The remaining $350,000 obligation was reflected as a current accrued expense. Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations. During 2009 and 2010, we made payments totaling $160,000 to the prior Blencathia owner. We have not made any payments to the prior Blencathia owner since 2010. The related current accrued expense balance remains at $190,000 at March 31, 2016. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.

Note 10 – Derivative Liability

During 2009, we granted a warrant to purchase 2,000,000 shares of the Company's common stock to an accredited investor in conjunction with equity raise efforts. On April 12, 2013, our Board authorized and approved the extension of the expiration date and a change of exercise price for this warrant. The outstanding share purchase warrant originally had a March 23, 2014 expiration date and an exercise price of $0.25. The new modified terms extended the warrant expiration date to April 11, 2018 and reduced the exercise price to $0.226. The exercise price is also subject to dilutive adjustments for share issuances (full ratchet reset features). As of both March 31, 2016 and December 31, 2015, the exercise price has been reduced to approximately $0.15 and an additional 1,615,029 and 1,430,134 warrants as of March 31, 2016 and December 31, 2015, respectively, are to be issued to the investor due to the reset features.

On August 21, 2015, we issued 4,150,000 warrants to investors and 296,000 warrants to a placement agent. The exercise price of these warrants is also subject to dilutive adjustments for share issuance (full ratchet reset features). During the three months ended March 31, 2016, an additional 5,810,000 warrants were issued to the 2015 Notes Payable holders and an additional 414,400 warrants were issued to the placement agent because of the reset provision. See Note 7. 2015 Notes Payable.

On August 22, 2014, we issued 6,666,667 warrants to investors and 800,000 warrants to a placement agent. The exercise price of these warrants is also subject to dilutive adjustments for share issuance (full ratchet reset features). During the three months ended March 31, 2016, an additional 9,333,334 warrants were issued to the 2014 Notes Payable holders and an additional 1,120,000 warrants were issued to the placement agent because of this reset provision. See Note 6. 2014 Convertible Notes Payable.

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

Key assumptions used to determine the fair value of the convertible 2014 Notes are as follows:

Stock price volatility (one-year measurement):
December 31, 2015 measurement	174%
March 31, 2016 measurement	196%

Probability of default triggering 21% interest rate, increasing 1% per month to a maximum of 10% with a 125% penalty:	0%

Probability of the Company redeeming the convertible 2014 Notes (with 130% penalty): projected initially at 0% of the time, increasing 1% monthly to a maximum of 5% (from alternative financing being available for a redemption event to occur)

Conversion behavior - holder automatically converts the convertible 2014 Notes at a maximum of 2 times the conversion price.

Key assumptions used to determine the fair value of the 2014 Warrants and 2015 Warrants are as follows:

Stock price volatility (one-year measurement):
December 31, 2015 measurement	174%
March 31, 2016 measurement	196%
Exercise behavior – warrant exercise at target prices 2 times the higher of the projected reset price or stock price.

As of March 31, 2016, the fair value of the total convertible 2014 Notes, 2014 Warrants and 2015 Warrants' derivative liability is $388,477 and we recognized a gain on derivative liability of $62,437 and $37,306 for the three months ended March 31, 2016 and March 31, 2015, respectively.

The following table summarizes the derivative liability included in the balance sheet:

Balance at December 31, 2015	$425,035
Gain on change of fair value	$(62,437)
Issuance of warrants	$25,879
Balance at March 31, 2016	$388,477

The following table summarizes information about warrants outstanding as of March 31, 2016:

Total # of warrants issued and outstanding	53,213,680
Weighted-average exercise price	$0.10
Remaining life (in years)	2.94
Intrinsic value	$-

Note 11 – Legal Proceedings

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

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and the Company participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on the Company. Since 2009, the Company has made payments to TPG totaling $160,000 to reduce the recorded liability. The remaining recorded liability balance is $190,000 at both March 31, 2016 and December 31, 2015, respectively.

We are a defendant in litigation with a former employee regarding accrued but unpaid salary. We are in discussions for settlement of this claim and have accrued an amount that we believe will resolve this matter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the financial condition, results of operations and cash flows of Fuel Performance Solutions, Inc. (formerly known as International Fuel Technology, Inc.) (the "Company," "we," "us" or "our") during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission ("SEC") on March 30, 2016 (the "Annual Report").

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

Commercial Update

During fiscal year 2015 and continuing into the first quarter of 2016, our three primary distribution partners, Unipart, Brenntag and Nordmann Rassmann ("NRC"), reorganized their efforts on our behalf and committed additional resources to better capitalize on the growing opportunities they foresee with our proprietary fuel additive formulations. These additional efforts by our distribution partners have resulted in more commercial opportunities for us that should come to fruition in 2016.

This repositioning by our distribution partners in 2015 and into the first quarter of 2016 had a negative effect on our revenues in the short term, but has provided us with a greater platform to succeed going forward.

The first quarter of 2016 was not a great quarter in terms of revenues. However, it was a productive quarter as a number of high profile projects with numerous rail and road transport operators in Europe continued to move forward. We are close to finalizing a number of these projects which should result in revenues beginning in the second quarter of 2016.

Our distribution partners will continue to account for the vast majority of our commercial opportunities and progress.

Unipart: Since the third quarter of 2014, our commercial efforts have been focused on the development of, preparation for, and the launch of the Fuel Efficiency Management ("FEM") program in conjunction with Unipart.

Since that time period, in consultation with Unipart, we put all of our DiesoLiFTTM sales and marketing efforts in the United Kingdom and Europe on hold pending the proper development of the FEM program. Equipment vendors for all aspects of the FEM program have now been sourced and vetted and the deliberate pace to ensure the FEM program was ready for proper deployment has reached the launch point. Unipart now has a group set up for the specific purpose of commercializing DiesoLiFTTM. Unipart continues to commit more time, effort and resources toward making the FEM program a success.

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

In addition, Unipart has been granted exclusive distribution rights for PerfoClean in the United Kingdom and the Republic of Ireland and non-exclusive distribution rights worldwide. PerfoClean is our proprietary formulation specifically designed to clean bulk fuel storage tanks.

Unipart adopted the FEM program in its own fleet of distribution vehicles in 2015 and is actively involved in commercial projects with numerous road transport operators (both private and public sector), rail operators (both passenger and freight) and fuel wholesalers. We expect additional deployments of the FEM program in the second quarter of 2016.

The FEM program is our primary business focus and will be the primary driver of our future revenues and profits.

Brenntag: In 2015, Brenntag made the decision to re-evaluate their efforts on our behalf. After extensive analysis, and as part of their strategic fuel business planning, Brenntag decided there was a compelling opportunity to put in place a more organized and concerted marketing and sales approach to our product line. Brenntag has completed its market by market studies and will roll-out their revised marketing and sales plan for distribution of our products across Europe in the second and third quarters of 2016.

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

NRC: In 2015, NRC decided to re-evaluate their efforts on our behalf. After extensive review, NRC concluded there was a compelling opportunity to more aggressively market and sell our unique fuel additives formulations. As a result, the entire Company product line was moved out of NRC's new business division and into their Oleochemicals, Lubes & Growth division. This transition provides NRC with more resources to market and sell our products.

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

Despite the fact that sales of our PerfoLiFTTM BD-Series product line to NRC decreased during 2015 and in the first quarter of 2016 compared to prior periods, we expect NRC to increase its sales of our PerfoLiFTTM BD-Series of bio-diesel stability additives in 2016 and beyond through increased sales to existing accounts and sales to new accounts.

NRC has also begun to market our products to the marine industry and to some road transport fleets.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net Revenues

Net revenues for the three months ended March 31, 2016 were $47,622, as compared to $134,073 for the three-month period ended March 31, 2015. This decrease is primarily attributable to decreased sales of the PerfoLiFTTM BD-Series and DiesoLiFTTM through our distributor network during the three months ended March 31, 2016.

During the three months ended March 31, 2016, 100% of our sales were concentrated among two customers. During the three months ended March 31, 2015, 100% of our sales were concentrated among four customers. Sales revenue generated during the three months ended March 31, 2016 and March 31, 2015 was primarily generated from the sale of the PerfoLiFTTM BD-Series and DiesoLiFTTM.

Operating Expenses

Total operating expenses were $349,857 for the three months ended March 31, 2016, as compared to $492,952 for the three-month period ended March 31, 2015. This $143,095 decrease from the prior period was primarily attributable to a decrease in cost of operations due to decreased sales and decreases in non-cash stock-based compensation expense and employee transportation expenses, which are more fully described below.

Cost of Operations

Cost of operations was $34,470 for the three months ended March 31, 2016, as compared to $101,472 for the three-month period ended March 31, 2015. This decrease was due to decreased sales for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2016 was $315,387 (including non-cash stock-based compensation of $903), as compared to $391,480 (including non-cash stock-based compensation of $37,277) for the three-month period ended March 31, 2015. This decrease of $76,093 was primarily attributable to the following activities:

•

a $36,374 decrease in non-cash stock-based compensation expense primarily related to less expense recorded for options previously granted as vesting periods (and thus no subsequent expense recognition) occurred subsequent to the three months ended March 31, 2016; and

•

an approximate $36,000 decrease in employee travel expenses primarily related to more frequent overseas travel to the United Kingdom during the three months ended March 31, 2015 compared to none during the three months ended March 31, 2016.

Interest Expense, Net

Interest expense, net was $200,104 and $148,956 for the three months ended March 31, 2016 and March 31, 2015, respectively. The increase in interest expense, net is primarily attributable to interest expense recorded relating to the third quarter of 2015 Notes financing.

Gain (Loss) on Derivative Liability

Gain on derivative liability was $62,437 and $37,306 for the three months ended March 31, 2016 and March 31, 2015, respectively.

The gain on derivative liability recorded during the three months ended March 31, 2016 and March 31, 2015 was primarily attributable to certain warrants issued during 2009 and during 2014, 2015 and the first quarter of 2016 (see Note 10 – Derivative Liability) that are subject to dilutive adjustments for share issuances (full ratchet reset features) tied to future issuances of our equity securities. Because of these characteristics, our derivative liability must be measured at fair value and re-evaluated at the end of each reporting period. The mark-to-market of the derivative liability at March 31, 2016 and March 31, 2015 caused such gain.

As of March 31, 2016 and December 31, 2015, the fair value of both components of our derivative liability is $388,477 and $425,035, respectively.

Income Tax Provision

We have operated at a net loss since inception and have not recorded or paid any income taxes, other than for non-cash deferred tax expense related to a basis difference between financial reporting and tax reporting goodwill. We have significant net operating loss ("NOL") carry-forwards that would be recognized at such time as we demonstrate the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting primarily from the NOL carry-forwards has been fully reserved with a valuation allowance. Because goodwill is not depreciated and has an indefinite life for book purposes, the deferred tax liability related to the book to tax basis difference is not offset against the deferred tax assets when establishing our valuation allowance. We did not record any expense during the three months ended March 31, 2016 and March 31, 2015, respectively, as we deemed the valuation allowance to be sufficient.

Net Loss

Net loss for the three months ended March 31, 2016 was $(439,902), as compared to $(470,529) for the three months ended March 31, 2015. The decrease in net loss was primarily due to decreases in non-cash stock-based compensation expense ($36,374) and employee overseas travel to the United Kingdom (approximately $36,000), and an increase in gain on derivative liability ($25,131), partially offset by a decrease in gross margin from sales ($19,449) and an increase in interest expense, net ($51,148), as described above. The basic and diluted net loss per common share for both the three months ended March 31, 2016 and March 31, 2015 was $(0.00), respectively.

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

We employed a qualitative analysis for goodwill at both March 31, 2016 and December 31, 2015 and determined there was no impairment.

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

We have been funded since inception primarily by unregistered sales of Company restricted stock, generally to existing shareholders. We have also relied on a $1,000,000 equity commitment from one of our Directors, Rex Carr, of which $500,000 remains available (See Note 5. Equity Commitment and Related Party Transactions.) Rex Carr passed away on April 27, 2015. On April 30, 2015, the Company elected Glenn Carr as a Director to its Board. Glenn Carr is the son of Rex Carr. The Company believes that the equity commitment of Rex Carr will be honored by his estate. However, we can make no assurances as to the timing of when the estate may be settled, and how much we may receive once the estate is settled.

In addition, during the third quarter of 2014, we obtained additional funding in the form of a convertible notes payable (see Note 6. 2014 Convertible Notes Payable) and during the third quarter of 2015, we obtained additional funding in the form of a subordinated notes payable (see Note 7. 2015 Notes Payable). We also obtained funding in the first quarter of 2016 in the form of subordinated notes (see Note 8. 2016 Notes Payable).

While we cannot make any assurances as to the accuracy of our projections of future capital needs, based on our current cash available as of May 16, 2016 (approximately $35,000) and additional capital we believe we have access to from Directors of the Company and certain shareholders, we have adequate cash and cash equivalents balances and commitments to fund operations through the end of June 2016. Management implemented a salary deferral program for all employees during 2011 to conserve our cash position. This salary deferral program has continued.

In December 2015 we engaged a U.K. and Paris based investment bank that specializes in raising capital for emerging technology companies in the green space to raise long term capital for us. Based on recent discussions with them, we believe they will be successful in raising long term capital for us by late June 2016.

However, if we are unable to secure additional capital, we will need to curtail operations.

Cash used in operating activities was $258,683 for the three months ended March 31, 2016, as compared to cash used in operating activities of $308,042 for the three months ended March 30, 2015. The decrease in cash flow used in operating activities was due primarily to a decrease in our accounts receivable balance ($257,301) due to timing of customer cash collections, partially offset by a decrease in our accounts payable balance ($267,877) due to timing of vendor payments.

Cash provided by financing activities was $323,750 for the three months ended March 31, 2016, as compared to $0 for the three months ended March 31, 2015. During the three months ended March 31, 2016, we received gross proceeds of $323,750 from the issuance of notes payable.

Net cash increased (decreased) by $107,004 and $(308,042) for the three months ended March 31, 2016 and March 31, 2015, respectively.

During the three months ended March 31, 2016 and March 31, 2015, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Working capital deficit at March 31, 2016 was $(3,345,935), as compared to $(3,126,013) at December 31, 2015. The negative working capital balance for March 31, 2016 is negatively impacted by continued operational cash burn to fund ongoing operations during the three months ended March 31, 2016, the issuance of the 2016 Notes payable and the reclassification of the 2014 Notes payable and associated accrued interest payable from a long term liability to a current liability at December 31, 2015. The negative working capital balance for December 31, 2015 is negatively impacted by continued operational cash burn to fund ongoing operations during the twelve months ended December 31, 2015 and the reclassification of the 2014 Notes payable and associated accrued interest payable from a long term liability to a current liability at December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Based on this evaluation, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting. Because of the material weakness, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and the Company participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on the Company. Since 2009, we have made payments to TPG totaling $160,000 to reduce the recorded liability. The remaining liability balance is $190,000 at March 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2016, the Company received a cumulative total of $373,750 in the form of subordinated notes; $273,750 from external investors and $100,000 from two Directors of the Company (see Note 8. 2016 Notes Payable above). The subordinated 2016 Notes included warrants to purchase 3,737,500 shares of our common stock with a five year term and an exercise price of $0.05, subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings, pro rata distributions and any issuance of securities below the $0.05 exercise price. We used the proceeds for general corporate purposes.

As the underlying warrants associated with the 2016 Notes had an exercise price lower than certain warrants previously issued, 16,862,629 additional warrants were issued during the first quarter of 2016.

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

FUEL PERFORMANCE SOLUTIONS, INC. (Registrant)

Date: May 16, 2016	By:	/s/ Jonathan R. Burst
Jonathan R. Burst
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Stuart D. Beath
Stuart D. Beath
Chief Financial Officer (Principal Financial and Accounting Officer)

