Form 10-Q
period 2016-06-30
FUEL PERFORMANCE SOLUTIONS, INC.
filed 2016-08-15
CIK 1078723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2016

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

The number of shares outstanding of registrant's only class of stock as of August 15, 2016: Common stock, par value $0.01 per share – 203,758,698 shares outstanding.

FUEL PERFORMANCE SOLUTIONS, INC.
(formerly known as International Fuel Technology, Inc.)

BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$13,738	$25,609
Accounts receivable	11,169	20,476
Inventory	10,750	10,750
Prepaid expenses and other assets	15,024	27,112
Total current assets	50,681	83,947

Goodwill	2,211,805	2,211,805

Total assets	$2,262,486	$2,295,752

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$275,987	$287,221
Convertible notes payable, net of discount of $0 and $109,811, respectively	1,092,500	982,689
Convertible notes payable – related party, net of discount of $0 and $4,885, respectively	57,500	52,615
Notes payable, net of discount of $20,216 and $0 respectively	266,034	-
Notes payable – related party, net of discount of $10,963 and $0 respectively	129,037	-
Accrued interest	222,973	158,997
Accrued interest – related party	13,406	8,368
Accrued compensation	1,006,958	937,141
Derivative liability	134,984	425,035
Other accrued expenses	190,000	190,000
Total current liabilities	3,389,379	3,042,066

Long-term liabilities
Notes payable, net of discount of $132,004 and $216,692, respectively	237,996	153,308
Notes payable – related party, net of discount of $16,056 and $15,243, respectively	28,944	29,757
Accrued interest	35,793	12,874
Accrued interest – related party	3,797	1,565
Deferred rent	5,440	6,428
Deferred income taxes	723,000	723,000
Total long-term liabilities	1,034,970	926,932

Total liabilities	4,424,349	3,968,998

Commitments and contingencies
Stockholders' equity (deficit)
Common stock, $0.01 par value; 750,000,000 and 350,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; 203,758,698 (net of 1,440,000 shares held in treasury stock) shares issued and outstanding at both June 30, 2016 and December 31, 2015	2,051,987	2,051,987
Treasury stock	(664,600)	(664,600)
Discount on common stock	(819,923)	(819,923)
Additional paid-in capital	72,472,389	72,471,486
Accumulated deficit	(75,201,716)	(74,712,196)
Total stockholders' equity (deficit)	(2,161,863)	(1,673,246)

Total liabilities and stockholders' equity (deficit)	$2,262,486	$2,295,752

See accompanying Notes to Unaudited Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Net revenues	$9,045	$91,295	$56,667	$225,368

Operating expenses:
Cost of operations	-	(71,598)	(34,470)	(173,070)
Selling, general and administrative expense	(224,851)	(385,233)	(540,238)	(776,713)
Total operating expenses	(224,851)	(456,831)	(574,708)	(949,783)

Net loss from operations	(215,806)	(365,536)	(518,041)	(724,415)

Interest expense, net	(92,605)	(167,519)	(292,709)	(316,475)
Gain (loss) on derivative liability	258,793	27,860	321,230	65,166

Net loss	$(49,618)	$(505,195)	$(489,520)	$(975,724)

Basic and diluted net income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average common shares outstanding, basic and diluted	203,758,698	203,758,698	203,758,698	203,758,698

See accompanying Notes to Unaudited Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

(formerly known as International Fuel Technology, Inc.)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE-MONTH PERIOD ENDED June 30, 2016

(Unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Discount on Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2015	205,198,698	$2,051,987	$(664,600)	$(819,923)	$72,471,486	$(74,712,196)	$(1,673,246)
Expense relating to stock option grants	-	-	-	-	903	-	903
Net loss	-	-	-	-	-	(489,520)	(489,520)
Balance, June 30, 2016 (unaudited)	205,198,698	$2,051,987	$(664,600)	$(819,923)	$72,472,389	$(75,201,716)	$(2,168,863)

See accompanying Notes to Unaudited Financial Statements.

FUEL PERFORMANCE SOLUTIONS, INC.

(formerly known as International Fuel Technology, Inc.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Cash flows from operating activities:

Net loss	$(489,520)	$(975,724)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash option expense	903	72,783
(Gain) loss on derivative liability	(321,230)	(65,166)
Amortization of debt discount	198,571	255,971
Change in assets and liabilities:
Accounts receivable	9,307	291,518
Inventory	-	25,984
Prepaid expenses and other assets	12,088	12,257
Accounts payable	(11,234)	(212,452)
Accrued compensation	119,817	37,508
Accrued interest payable	94,165	60,593
Deferred rent	(988)	(1,625)
Net cash used in operating activities	(388,121)	(498,353)

Cash flows from financing activities:
Gross proceeds from issuance of notes payable	286,250	-
Gross proceeds from issuance of notes payable – related party	90,000	-
Net cash provided by financing activities	376,250	-

Net change in cash and cash equivalents	(11,871)	(498,353)
Cash and cash equivalents, beginning	25,609	530,201
Cash and cash equivalents, ending	13,738	$31,848

Supplemental disclosure of cash flow information:
Cash paid during the six months ended June 30:
Interest	$-	$-
Income taxes	-	-

Non-cash transactions:
Debt discount due to warrants issued with notes payable	$31,179	-
Notes payable issued for accrued compensation	50,000	-

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

We have been funded since inception primarily by unregistered sales of Company restricted stock, generally to existing shareholders. We have also relied on a $1,000,000 equity commitment from one of our Directors, Rex Carr, of which $500,000 remains available (See Note 5. Equity Commitment and Related Party Transactions). Rex Carr passed away on April 27, 2015. On April 30, 2015, the Company elected Glenn Carr as a Director to its Board of Directors (the "Board"). Glenn Carr is the son of Rex Carr. The Company believes that the equity commitment of Rex Carr will be honored by his estate. However, we can make no assurances as to the timing of when the estate may be settled, and how much we may receive once the estate is settled. During the second quarter of 2016, we assigned $12,500 of our claim against the Rex Carr estate pursuant to our $1,000,000 equity commitment, to an interim capital investor (see Note 9. Short term Notes Payable issued in Q2 2016). Subsequent to June 30, 2016, we assigned an additional $300,000 of our claim against the Rex Carr estate to other interim capital investors (see Note 13. Subsequent Events).

In addition, during the third quarter of 2014, we obtained additional funding in the form of a convertible notes payable (see Note 6. Convertible Short-term Notes Payable). During the third quarter of 2015, we obtained additional funding in the form of a subordinated notes payable (see Note 7. Long term Notes Payable). We also obtained funding in the first quarter of 2016 in the form of subordinated notes (see Note 8. Short term Notes Payable issued in Q1 2016) and funding in the second quarter on 2016 in the form of subordinated notes (see Note 9. Short term Notes Payable issued in Q2 2016).

We are currently in discussions with our investment bankers and a number of potential investors to raise additional capital. We believe we will be successful in raising additional capital to fund our operations, but if we are unable to secure additional capital, we will need to curtail operations.

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

Debt Issuance Cost

In accordance with FASB Accounting Standards Update No. 2015-03: Simplifying the Presentation of Debt Issuance Costs, we have reclassified Deferred Financing Costs as a direct deduction from the related debt liability rather than as an asset for the period ending June 30, 2016 and retroactively for the period ending December 31, 2015.

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of June 30, 2016, and December 31, 2015:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
June 30, 2016
Derivative liability	$-	$-	$134,984	$134,984
December 31, 2015
Derivative liability	$-	$-	$425,035	$425,035

Note 4 – Stockholders' Equity (Deficit)

On March 25, 2016, we filed a certificate of amendment to our Articles of Incorporation increasing the number of our authorized shares from 350,000,000 to 750,000,000 shares with the Nevada Secretary of State.

Non-cash stock-based compensation expense recorded during the three and six months ended June 30, 2016 and June 30, 2015 is as follows:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Awards to employees and Directors	-	$35,506	$903	$72,783
Awards to non-employees	-	-	-	-
Total non-cash stock-based compensation expense	-	$35,506	$903	$72,783

Employee and Director Awards

During the six months ended June 30, 2016, we did not issue any options to employees or Directors for Director-related services. The $903 of non-cash stock-based compensation expense recognized during the six months ended June 30, 2016 relates to employee options grants made during 2014 that have subsequent vesting terms. These 2014 employee options grants became fully-vested during the six months ended June 30, 2016. $0 of unrecognized non-cash stock-based compensation expense remains as of June 30, 2016.

The following table summarizes information about stock options to employees and Directors that were issued and outstanding during the three months ended June 30, 2016:

	Shares	Weighted-average exercise price	Weighted-average exercise life	Intrinsic value

Outstanding at December 31, 2015	30,306,000	$0.10	3.24	$-

Granted	-	NA	NA
Cancelled	-	NA	NA
Expired	-	NA	NA
Outstanding at June 30, 2016	30,306,000	$0.10	2.75	$-

Options exercisable at June 30, 2016	30,306,000	$0.10	2.75
Options exercisable at December 31, 2015	29,639,333	$0.10	3.25

Non-employee Awards

During the six months ended June 30, 2016, we did not issue any options to non-employee consultants for services.

The following table summarizes information about stock options to non-employees that were issued and outstanding during the three months ended June 30, 2016:

	Shares	Weighted-average exercise price	Weighted-average exercise life	Intrinsic value

Outstanding at December 31, 2015	5,425,000	$0.19	1.57	$-

Granted	-	NA	NA
Cancelled	-	NA	NA
Expired	100,000	$0.25	NA
Outstanding at June 30, 2016	5,325,000	$0.19	1.09	$-

Options exercisable at June 30, 2016	5,325,000	$0.19	1.09
Options exercisable at December 31, 2015	5,425,000	$0.19	1.57

Sales of Common Stock

We did not receive any proceeds from the sale of common stock during the six months ended June 30, 2016.

Note 5 – Equity Commitment and Related Party Transactions

On June 6, 2016, the Company issued $25,000 of notes payable to David Norris, a Director of our Board and on June 24 $15,000 to Michael Gianino, a Director of our Board. These loans were pursuant to the notes payable transaction discussed in Note 9. Short term Notes Payable issued in Q2 2016.

On March 9, 2016, the Company issued $50,000 of notes payable to Jonathan Burst, our Board chairman and Chief Executive Officer and $50,000 to Michael Gianino, a Director on our Board. These loans were pursuant to the notes payable transaction discussed in Note 8. Short term Notes Payable issued in Q1 2016 below. From the $100,000 notes issued, there is $50,000 cash proceeds from the related party notes payable of $50,000, while the remaining $50,000 is offset with accrued compensation, which is non-cash transaction.

On August 21, 2015, the Company issued $25,000 of notes payable to Jonathan Burst, our Board chairman and Chief Executive Officer, $10,000 to Michael Gianino, a Director on our Board and $10,000 to Stuart D. Beath, our Chief Financial Officer. These loans were pursuant to the notes payable transaction discussed in Note 7. Long term Notes Payable below. Total cash proceeds from the $45,000 of related party notes payable is $10,000, while the remaining $35,000 is offset with accrued compensation.

On August 22, 2014, the Company issued $57,500 ($7,500 OID and $50,000 principal) of notes payable to Jonathan Burst, our Board chairman and Chief Executive Officer. This loan was pursuant to the convertible note payable transaction discussed in Note 6. Convertible Short-term Notes Payable below.

Effective December 11, 2007, we received an investment commitment from Rex Carr, a Director of the Company and a holder of over 5% of our common stock. Pursuant to the terms of the commitment, Mr. Rex Carr agreed to invest up to an aggregate of $1,000,000 in the Company, at such time or times as we may request, in the form of a purchase or purchases of our restricted common stock. We may elect to draw from the commitment at one time or from time to time; provided, however, that the aggregate of such draws may not exceed $1,000,000. We have drawn down $500,000 of the commitment and issued to Mr. Rex Carr that number of our shares of restricted common stock equal to the value of the investment then provided to us. The number of shares to be issued was calculated based on the closing price of our common stock as quoted on OTC Market Group's OTCQB marketplace on the date of the sale. There is no stipulation regarding the duration of this commitment. The total amount available under this commitment is $500,000 as of both June 30, 2016 and December 31, 2015. However, during the second quarter of 2016, we assigned $12,500 of our claim against the Rex Carr estate pursuant to our $1,000,000 equity commitment, to an interim capital investor (see Note 9. Short term Notes Payable issued in Q2 2016). Subsequent to June 30, 2016, we assigned an additional $300,000 of our claim against the Rex Carr estate to other interim capital investors (see Note 13. Subsequent Events).

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

Note 6 – Convertible Short-term Notes Payable

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

The terms of the 2014 Notes and the 2014 Warrants are as follows:

10% Convertible Promissory Notes

The total principal amount of the 2014 Notes is issued with a 115% premium to the subscription amount. The 2014 Notes accrue interest at a rate equal to 10% per annum and originally had a maturity date of February 22, 2016. Subsequent to December 31, 2015, the maturity date of the 2014 Notes was extended to April 30, 2016. Subsequent to March 31, 2016, the maturity date of the 2014 Notes was further extended to June 15, 2016. The note is currently in default. We are currently in discussions with The 2014 Note Holders to further extend the maturity date. The 2014 Notes are convertible any time after the issuance date of the 2014 Notes. The 2014 Purchasers have the right to convert the 2014 Notes into shares of the Company's common stock at a conversion price equal to $0.10 per share, subject to standard adjustments for stock dividends, stock splits, subsequent equity sales, subsequent rights offerings and pro rata distributions. While the 2014 Notes are outstanding, in the event of a subsequent equity sale at a price lower than the conversion price of $0.10 per share, the conversion price of the 2014 Notes shall be reduced to the lower conversion price. The 2014 Notes can be redeemed under certain conditions and the Company can force the conversion of the 2014 Notes in the event certain equity conditions are met.

In the event of default, the 2014 Purchasers have the right to require the Company to repay in cash all or a portion of the 2014 Notes at a price equal to 125% of the aggregate principal amount of the 2014 Notes plus all accrued but unpaid interest.

We recorded $29,513 and $30,840 of interest expense related to the issuance of the 2014 Notes during the three months ended June 30, 2016 and June 30, 2015, respectively.

We recorded $62,765 and $60,593 of interest expense related to the issuance of the 2014 Notes during the six months ended June 30, 2016 and June 30, 2015, respectively.

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

Deferred Financing Cost

In connection with the convertible note transaction explained above, the Company paid $55,000 for legal fees and $80,000 for placement agent fees. In addition, $29,550 was also recorded to deferred financing costs related to the fair value valuation of the placement agent warrants. $0 and $27,189 of deferred financing costs were amortized during the three months ended June 30, 2016 and June 30, 2015, respectively. $17,008 and $53,403 of deferred financing costs were amortized during the six months ended June 30, 2016 and June 30, 2015, respectively. The deferred financing cost balance related to the 2014 Notes is $0 and $17,008 as of June 30, 2016 and December 31, 2015, respectively.

Derivative

Because the above convertible 2014 Notes and 2014 Warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under ASC 815-40-15, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("ASC 815-40-15"). ASC 815-40-15 requires as of the date the convertible 2014 Notes and 2014 Warrants are issued, the derivative liability to be measured at the fair value and re-evaluated at the end of each reporting period. See Note 11. Derivative Liability.

Debt Discount

On issuance date, the fair value of the derivative liability for both the convertible 2014 Notes and 2014 Warrants was $295,773 and $246,905, respectively. Therefore a total of $692,678 (including $150,000 original issuance costs) of debt discount was recorded. $97,688 and $202,568 was recorded as amortization of debt discount during the six months ended June 30, 2016 and June 30, 2015, respectively.

As of June 30, 2016, the convertible 2014 Notes have a balance of $1,092,500, net of $0 of debt discount, and accrued interest of $218,398. As of December 31, 2015, the convertible 2014 Notes have a balance of $982,689, net of $109,811 of debt discount, and accrued interest of $158,997.

As of June 30, 2016, the related party convertible 2014 Note has a balance of $57,500, net of $0 of debt discount, and accrued interest of $11,732. As of December 31, 2015, the related party convertible 2014 Notes have a balance of $52,615, net of $4,885 of debt discount, and accrued interest of $8,368.

Note 7 – Long term Notes Payable

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

We recorded $14,918 and $0 of interest expense related to the issuance of the 2015 Notes during the three months ended June 30, 2016 and June 30, 2015, respectively.

We recorded $25,120 and $0 of interest expense related to the issuance of the 2015 Notes during the six months ended June 30, 2016 and June 30, 2015, respectively

Warrants

The 2015 Warrants are exercisable in whole or in part, at an initial exercise price per share of $0.12, subject to adjustment. The exercise price and number of shares of the Company's common stock issuable under the 2015 Warrants (the "2015 Warrant Shares") are subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings, pro rata distributions and any issuance of securities below the exercise price of the 2015 Warrants. While the 2015 Warrants are outstanding, in the event of a subsequent equity sale including a warrant exercise price lower than the exercise price of $0.12 per share, the exercise price of the 2015 Warrants shall be reduced to the lower exercise price. Any adjustment to the exercise price shall similarly cause the number of 2015 Warrant Shares to be adjusted so that the total value of the 2015 Warrants may increase.

In addition to the 2015 Warrants described above, the Company also issued 296,000 warrants to a placement agent assisting with the 2015 Notes transaction. The terms of the placement agent warrants are the same as of the terms of the 2015 Warrants explained above.

Deferred Financing Cost

In connection with the note transaction explained above, the Company paid $7,500 for legal fees and $29,600 for placement agent fees. In addition, $12,775 was also recorded to deferred financing costs related to the fair value valuation of the placement agent warrants. $6,209 and $0 of deferred financing costs was amortized during the three months ended June 30, 2016 and June 30, 2015, respectively. $12,418 and $0 of deferred financing costs was amortized during the six months ended June 30, 2016 and June 30, 2015, respectively. The deferred financing cost balance related to the 2015 Notes is $28,451 and $40,869 as of June 30, 2016 and December 31, 2015, respectively.

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

Debt Discount

On issuance date, the fair value of the derivative liability for the 2015 Warrants was $179,106. Also, the relative fair value of the 2015 Affiliate Shares was $63,787. Therefore a total of $242,893 of debt discount was recorded. $35,729 and $0 was recorded as amortization of debt discount during the three months ended June 30, 2016 and 2015, respectively.

$71,458 and $0 was recorded as amortization of debt discount during the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the 2015 Notes have a balance of $237,996, net of $$132,004 of debt discount, and accrued interest of $35,793. As of December 31, 2015, the 2015 Notes have a balance of $153,308, net of $216,692 of debt discount, and accrued interest of $12,874.

As of June 30, 2016, the related party 2015 Notes have a balance of $$28,944, net of $$16,056 of debt discount, and accrued interest of $3,797. As of December 31, 2015, the related party 2015 Notes have a balance of $29,757, net of $15,243 of debt discount, and accrued interest of $1,565.

Note 8 – Short term Notes Payable issued in Q1 2016

On March 9, 2016 (the "2016 Q1 Closing Date"), we closed a financing transaction by entering into a Securities Purchase Agreement dated March 9, 2016 (the "2016 Q1 Securities Purchase Agreement") with certain investors signatory to such 2016 Q1 Securities Purchase Agreement (the "2016 Q1 Purchasers") for an aggregate subscription amount of $373,750 (the "2016 Q1 Purchase Price") of which $100,000 is from related parties, and out of the $100,000, $50,000 is non-cash transaction (see Note 5. Equity Commitment and Related Party Transactions). Pursuant to the 2016 Q1 Securities Purchase Agreement, we issued the following to the 2016 Q1 Purchasers: (i) 10% Promissory Notes with an aggregate principal amount of $373,750 (the "2016 Q1 Notes"), and (ii) warrants to purchase an aggregate of 3,737,500 shares of the Company's common stock, par value $0.01 per share, for an exercise price of $0.05 per share for a period of five (5) years from the Securities Purchase Agreement date (the "2016 Q1 Warrants"). In addition, the 2016 Q1 Notes provide for a return of principal with a 1.5 factor. The 2016 Q1 Notes are subordinated to the 2014 Notes.

The terms of the 2016 Q1 Notes and the 2016 Q1 Warrants are as follows:

10% Promissory Notes

The total principal amount of the 2016 Q1 Notes is $373,750. The 2016 Q1 Notes will not accrue interest unless they are not repaid by the April 30, 2016 maturity date. Subsequent to the April 30, 2016 maturity date, simple interest shall accrue at an annual rate of 10% on a principal amount calculated by taking the original investment amount multiplied by the 1.5 factor. Subsequent to March 31, 2016 the maturity date of the 2016 Q1 Notes was extended to June 30, 2016. The note is currently in default. We are currently in discussions with the 2016 Q1 Note Holders to further extend the maturity date. The 2016 Q1 Notes can be redeemed by the Company at any time without penalty.

In the event of default, the outstanding principal amount of the 2016 Q1 Note plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the 2016 Q1 Purchasers election, immediately due and payable in cash.

We recorded $6,249 and $0 of interest expense related to the issuance of the 2016 Q1 Notes during the three months ended June 30, 2016 and June 30, 2015, respectively.

We recorded $6,249 and $0 of interest expense related to the issuance of the 2016 Q1 Notes during the six months ended June 30, 2016 and June 30, 2015, respectively.

Warrants

The 2016 Q1 Warrants are exercisable in whole or in part, at an initial exercise price per share of $0.05, subject to adjustment. The exercise price and number of shares of the Company's common stock issuable under the 2016 Q1 Warrants (the "2016 Q1 Warrant Shares") are subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings, pro rata distributions and any issuance of securities below the exercise price of the 2016 Q1 Warrants. While the 2016 Q1 Warrants are outstanding, in the event of a subsequent equity sale including a warrant exercise price lower than the exercise price of $0.05 per share, the exercise price of the 2016 Q1 Warrants shall be reduced to the lower exercise price. Any adjustment to the exercise price shall similarly cause the number of 2016 Q1 Warrant Shares to be adjusted so that the total value of the 2016 Q1 Warrants may increase.

Derivative

Because the above 2016 Q1 Notes and 2016 Q1 Warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under ASC 815-40-15. ASC 815-40-15 requires as of the date the 2016 Q1 Notes and 2016 Q1 Warrants are issued, the derivative liability to be measured at the fair value and re-evaluated at the end of each reporting period. See Note 11. Derivative Liability.

Debt Discount

On issuance date, the fair value of the derivative liability for the 2016 Q1 Warrants was $25,879. Therefore a total of $25,879 of debt discount was recorded. $0 was recorded as amortization of debt discount during the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the 2016 Q1 Notes have a balance of $254,796, net of discount $18,954, and accrued interest of $4,575.

As of June 30, 2016, the related party 2016 Q1 Notes have a balance of $93,075, net of discount $6,925 and accrued interest of $1,674.

Note 9 – Short term Notes Payable issued in Q2 2016

On June 24, 2016 (the "2016 Q2 Closing Date"), we closed a financing transaction by entering into a Securities Purchase Agreement dated June 24, 2016 (the "2016 Q2 Securities Purchase Agreement") with certain investors signatory to such 2016 Q2 Securities Purchase Agreement (the "2016 Q2 Purchasers") for an aggregate subscription amount of $52,500 (the "2016 Q2 Purchase Price") of which $40,000 is from related parties (see Note 5. Equity Commitment and Related Party Transactions). Pursuant to the 2016 Q2 Securities Purchase Agreement, we issued the following to the 2016 Q2 Purchasers: (i) 10% Promissory Notes with an aggregate principal amount of $52,500 (the "2016 Q2 Notes"), and (ii) warrants to purchase an aggregate of 525,000 shares of the Company's common stock, par value $0.01 per share, for an exercise price of $0.05 per share for a period of five (5) years from the Securities Purchase Agreement date (the "2016 Q2 Warrants"). In addition, the 2016 Q2 Notes provide for a return of principal with a 1.5 factor. The 2016 Q2 Notes are subordinated to the 2014 Notes. The $12,500 of the 2016 Q2 Notes Payable to a non-affiliated party received as collateral for his investment, an assignment of $12,500 of our claim against the Rex Carr estate pursuant to our $1,000,000 equity commitment. The remaining $40,000 to related parties, did not receive any collateral for their investments.

The terms of the 2016 Q2 Notes and the 2016 Q2 Warrants are as follows:

10% Promissory Notes

The total principal amount of the 2016 Q2 Notes is $52,500. The 2016 Q2 Notes will not accrue interest unless they are not repaid by the September 30, 2016 maturity date. Subsequent to the September 30, 2016 maturity date, simple interest shall accrue at an annual rate of 10% on a principal amount calculated by taking the original investment amount multiplied by the 1.5 factor. The 2016 Q2 Notes can be redeemed by the Company at any time without penalty.

In the event of default, the outstanding principal amount of the 2016 Q2 Notes plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the 2016 Q2 Purchasers election, immediately due and payable in cash.

Warrants

The 2016 Q2 Warrants are exercisable in whole or in part, at an initial exercise price per share of $0.05, subject to adjustment. The exercise price and number of shares of the Company's common stock issuable under the 2016 Q2 Warrants (the "2016 Q2 Warrant Shares") are subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings, pro rata distributions and any issuance of securities below the exercise price of the 2016 Q2 Warrants. While the 2016 Q2 Warrants are outstanding, in the event of a subsequent equity sale including a warrant exercise price lower than the exercise price of $0.05 per share, the exercise price of the 2016 Q2 Warrants shall be reduced to the lower exercise price. Any adjustment to the exercise price shall similarly cause the number of 2016 Q2 Warrant Shares to be adjusted so that the total value of the 2016 Q2 Warrants may increase.

Derivative

Because the above 2016 Q2 Notes and 2016 Q2 Warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under ASC 815-40-15. ASC 815-40-15 requires as of the date the 2016 Q2 Notes and 2016 Q2 Warrants are issued, the derivative liability to be measured at the fair value and re-evaluated at the end of each reporting period. See Note 11. Derivative Liability.

Debt Discount

On issuance date, the fair value of the derivative liability for the 2016 Q2 Warrants was $5,300. Therefore a total of $5,300 of debt discount was recorded. $0 was recorded as amortization of debt discount during the three and six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the 2016 Q2 Notes have a balance of $11,238, net of $1,262 of debt discount, and accrued interest of $0.

As of June 30, 2016, the related party 2016 Q2 Notes have a balance of $35,962, net of $4,038 of debt discount, and accrued interest of $0.

Note 10 – Blencathia Merger

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

In 2006, we learned that the prior Blencathia owner had, in fact, sold the 312,000 shares for aggregate proceeds of approximately $150,000, without our consent. Accordingly, in the fourth quarter of 2006, we recorded $500,000 of general expenses (representing the cost of the 1999 merger) and the deemed issuance of approximately $150,000 of common stock. The remaining $350,000 obligation was reflected as a current accrued expense. Beginning in 2006, the 312,000 shares have been reflected as outstanding for earnings per share computations. During 2009 and 2010, we made payments totaling $160,000 to the prior Blencathia owner. We have not made any payments to the prior Blencathia owner since 2010. The related current accrued expense balance remains at $190,000 at June 30, 2016. We are in negotiations with the prior Blencathia owner to resolve this obligation and may ultimately settle the obligation with either cash or equity securities with a lower market value.

Note 11 – Derivative Liability

During 2009, we granted a warrant to purchase 2,000,000 shares of the Company's common stock to an accredited investor in conjunction with equity raise efforts. On April 12, 2013, our Board authorized and approved the extension of the expiration date and a change of exercise price for this warrant. The outstanding share purchase warrant originally had a March 23, 2014 expiration date and an exercise price of $0.25. The new modified terms extended the warrant expiration date to April 11, 2018 and reduced the exercise price to $0.226. The exercise price is also subject to dilutive adjustments for share issuances (full ratchet reset features). As of both June 30, 2016 and December 31, 2015, the exercise price has been reduced to approximately $0.14 and an additional 1,620,015 and 1,430,134 warrants as of June 30, 2016 and December 31, 2015, respectively, are to be issued to the investor due to the reset features.

On August 21, 2015, we issued 4,150,000 warrants to investors and 296,000 warrants to a placement agent. The exercise price of these warrants is also subject to dilutive adjustments for share issuance (full ratchet reset features). During Q1 2016, an additional 5,810,000 warrants were issued to the 2015 Notes Payable holders and an additional 414,400 warrants were issued to the placement agent because of the reset provision. See Note 7. 2015 Notes Payable.

On August 22, 2014, we issued 6,666,667 warrants to investors and 800,000 warrants to a placement agent. The exercise price of these warrants is also subject to dilutive adjustments for share issuance (full ratchet reset features). During Q1 2016, an additional 9,333,334 warrants were issued to the 2014 Notes Payable holders and an additional 1,120,000 warrants were issued to the placement agent because of this reset provision. See Note 6. Convertible Short-term Notes Payable.

In the first quarter of 2016 we issued 3,737,500 warrants to investors (see note 8). The exercise price of these warrants is subject to dilutive adjustments for share issuance (full ratchet reset features).

In the second quarter of 2016 we 525,000 warrants to investors (see note 9). The exercise price of these warrants is subject to dilutive adjustments for share issuance (full ratchet reset features).

Because the convertible 2014 Notes, 2014 Warrants and 2015 Warrants and 2016 Warrants all have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under ASC 815-40-15, which requires as of the date the convertible 2014 Notes, 2014 Warrants and 2015 Warrants are issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

Key assumptions used to determine the fair value of the convertible 2014 Notes are as follows:

Stock price volatility (one-year measurement):
December 31, 2015 measurement	174%
June 30, 2016 measurement	209%

Probability of default triggering 21% interest rate, increasing 1% per month to a maximum of 10% with a 125% penalty:	0%

Probability of the Company redeeming the convertible 2014 Notes (with 130% penalty): projected initially at 0% of the time, increasing 2% monthly to a maximum of 5% (from alternative financing being available for a redemption event to occur)

Conversion behavior - holder automatically converts the convertible 2014 Notes at a maximum of 2 times the conversion price.

Key assumptions used to determine the fair value of the 2014 Warrants and 2015 Warrants are as follows:

Stock price volatility (one-year measurement):
December 31, 2015 measurement	174%
June 30, 2016 measurement	209%
Exercise behavior – warrant exercise at target prices 2 times the higher of the projected reset price or stock price.

As of June 30, 2016, the fair value of the total convertible 2014 Notes, 2014 Warrants, 2015 Warrants and 2016 Warrants' derivative liability is $134,984 and we recognized a gain on derivative liability of $321,230 and $65,166 for the six months ended June 30, 2016 and June 30, 2015, respectively.

The following table summarizes the derivative liability included in the balance sheet:

Balance at December 31, 2015	$425,035
Gain on change of fair value	$(321,230)
Issuance of warrants	$31,179
Balance at June 30, 2016	$134,984

The following table summarizes information about warrants outstanding as of June 30, 2016:

Total # of warrants issued and outstanding	53,743,666
Weighted-average exercise price	$0.10
Remaining life (in years)	2.70
Intrinsic value	$-

Note 12 – Legal Proceedings

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

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and the Company participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on the Company. Since 2009, the Company has made payments to TPG totaling $160,000 to reduce the recorded liability. The remaining recorded liability balance is $190,000 at both June 30, 2016 and December 31, 2015, respectively.

We are a defendant in litigation with a former employee regarding accrued but unpaid salary. We are in discussions for settlement of this claim and have accrued an amount that we believe will resolve this matter.

Note 13 – Subsequent Events

On July 7, 2016, July 20, 2016 and July 27 2016, the Company issued $42,000, $42,000 and $41,000, respectively, of notes payable to non-affiliated individual investors. A total of 1,250,000 five-year warrants with an exercise price of $0.05 per share were issued pursuant to these investments.The terms of these loans were the same as the terms of the 2016 Q2 Notes Payable (see Note 9.). In addition, a total of $300,000 of collateral, in the form of an assignment of our claim against the Rex Carr estate, was assigned to these investors.

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

Commercial Update

During fiscal year 2015 and continuing into the first half of 2016, our three primary distribution partners, Unipart, Brenntag and Nordmann Rassmann ("NRC"), reorganized their efforts on our behalf and committed additional resources to better capitalize on the growing opportunities they foresee with our proprietary fuel additive formulations. These additional efforts by our distribution partners have resulted in more commercial opportunities for us that should come to fruition in 2016.

This repositioning by our distribution partners in 2015 and into the first half of 2016 had a negative effect on our revenues in the short term, but has provided us with a greater platform to succeed going forward.

The second quarter of 2016 was not a great quarter in terms of revenues. However, it was a productive quarter as a number of high profile projects with numerous rail and road transport operators in Europe continued to move forward. We are close to finalizing a number of these projects which should result in revenues beginning in the third quarter of 2016.

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

Unipart adopted the FEM program in its own fleet of distribution vehicles in 2015 and is actively involved in commercial projects with numerous road transport operators (both private and public sector), rail operators (both passenger and freight) and fuel wholesalers. We expect additional deployments of the FEM program in the third quarter of 2016.

The FEM program is our primary business focus and will be the primary driver of our future revenues and profits.

Brenntag: In 2015, Brenntag made the decision to re-evaluate their efforts on our behalf. After extensive analysis, and as part of their strategic fuel business planning, Brenntag decided there was a compelling opportunity to put in place a more organized and concerted marketing and sales approach to our product line. Brenntag has completed its market by market studies and will roll-out their revised marketing and sales plan for distribution of our products across Europe in the third quarter of 2016.

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

Despite the fact that sales of our PerfoLiFTTM BD-Series product line to NRC decreased during 2015 and in the first half of 2016 compared to prior periods, we expect NRC to increase its sales of our PerfoLiFTTM BD-Series of bio-diesel stability additives in 2016 and beyond through increased sales to existing accounts and sales to new accounts.

NRC has also begun to market our products to the marine industry and to some road transport fleets.

Results of Operations

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

Net Revenues

Net revenues for the three months ended June 30, 2016 were $9,045, as compared to $91,295 for the three-month period ended June 30, 2015. This decrease is primarily attributable to decreased sales of the PerfoLiFTTM BD-Series and DiesoLiFTTM through our distributor network during the three months ended June 30, 2016.

During the three months ended June 30, 2016, all of our sales were to one of our distribution partners. During the three months ended June 30, 2015, 100% of our sales were concentrated among three customers. Sales revenue generated during the three months ended June 30, 2016 and June 30, 2015 was primarily generated from the sale of the PerfoLiFTTM BD-Series and DiesoLiFTTM.

Net revenues for the six months ended June 30, 2016 were $56,667, as compared to $225,368 for the six month period ended June 30, 2015. This decrease is primarily attributable to decreased sales of the PerfoLiFTTM BD-Series and DiesoLiFTTM through our distributor network during the six months ended June 30, 2016.

During the six months ended June 30, 2016, 100% of our sales were concentrated among two customers. During the six months ended June 30, 2015, 100% of our sales were concentrated among four customers. Sales revenue generated during the three months ended June 30, 2016 and June 30, 2015 was primarily generated from the sale of the PerfoLiFTTM BD-Series and DiesoLiFTTM.

Operating Expenses

Total operating expenses were $224,851 for the three months ended June 30, 2016, as compared to $456,831 for the three-month period ended June 30, 2015. This $231,980 decrease from the prior period was primarily attributable to reductions in: the cost of operations due to decreased sales; salaries and wages; non-cash stock-based compensation expense; employee expenses; and professional services, which are more fully described below.

Total operating expenses were $574,708 for the six months ended June 30, 2016, as compared to $949,783 for the six-month period ended June 30, 2015. This $375,075 decrease from the prior period was primarily attributable to reductions in: the cost of operations due to decreased sales; salaries and wages; non-cash stock-based compensation expense; employee expenses; and professional services, which are more fully described below.

Cost of Operations

Cost of operations was $0 for the three months ended June 30, 2016, as compared to $71,598 for the three-month period ended June 30, 2015. This decrease was due to decreased sales for the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

Cost of operations was $34,470 for the six months ended June 30, 2016, as compared to $173,070 for the six-month period ended June 30, 2015. This decrease was due to decreased sales for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2016 was $224,851, as compared to $385,233 (including non-cash stock-based compensation of $35,507) for the three-month period ended June 30, 2015. This decrease of $160,382 was primarily attributable to the following activities:

•	a $56,542 decrease in salary and wages pertaining to the implementation of salary reductions;

•	a $38,685 decrease in employee expenses including travel;

•	a $35,506 decrease in non-cash stock-based compensation expense (no stock options were granted in the second quarter of 2016); and

•	a $29,887 decrease in professional services.

Selling, general and administrative expense for the six months ended June 30, 2016 was $540,238, as compared to $776,713 (including non-cash stock-based compensation of $72,783) for the six-month period ended June 30, 2015. This decrease of $236,475 was primarily attributable to the following activities:

•	a $71,880 decrease in non-cash stock-based compensation expense (only $903 of stock option expense was recorded in the first six months of 2016);

•	a $79,626 decrease in employee expenses including travel;

•	a $45,404 decrease in professional services expenses; and

•	a $38,592 decrease in salary and wages pertaining to the implementation of salary reductions.

Interest Expense, Net

Interest expense, net was $92,605 and $167,519 for the three months ended June 30, 2016 and June 30, 2015, respectively. The decrease in interest expense, net is primarily attributable to interest expense recorded relating to the third quarter of 2015 Notes financing.

Interest expense, net was $292,709 and $316,475 for the six months ended June 30, 2016 and June 30, 2015, respectively. The increase in interest expense, net is primarily attributable to interest expense recorded relating to the third quarter of 2015 Notes financing.

Gain (Loss) on Derivative Liability

Gain on derivative liability was $258,793 and $27,860 for the three months ended June 30, 2016 and June 30, 2015, respectively.

The gain on derivative liability recorded during the three months ended June 30, 2016 and June 30, 2015 was primarily attributable to certain warrants issued during 2009 and during 2014, 2015 and the first and second quartersof 2016 (see Note 11 – Derivative Liability) that are subject to dilutive adjustments for share issuances (full ratchet reset features) tied to future issuances of our equity securities. Because of these characteristics, our derivative liability must be measured at fair value and re-evaluated at the end of each reporting period. The mark-to-market of the derivative liability at June 30, 2016 and June 30, 2015 caused such gain.

Gain on derivative liability was $321,230 and $65,166 for the six months ended June 30, 2016 and June 30, 2015, respectively.

The gain on derivative liability recorded during the six months ended June 30, 2016 and June 30, 2015 was primarily attributable to certain warrants issued during 2009 and during 2014, 2015 and the first and second quarters of 2016 (see Note 11 – Derivative Liability) that are subject to dilutive adjustments for share issuances (full ratchet reset features) tied to future issuances of our equity securities. Because of these characteristics, our derivative liability must be measured at fair value and re-evaluated at the end of each reporting period. The mark-to-market of the derivative liability at June 30, 2016 and June 30, 2015 caused such gain.

As of June 30, 2016 and December 31, 2015, the fair value of both components of our derivative liability was $134,484 and $425,035, respectively.

Income Tax Provision

We have operated at a net loss since inception and have not recorded or paid any income taxes, other than for non-cash deferred tax expense related to a basis difference between financial reporting and tax reporting goodwill. We have significant net operating loss ("NOL") carry-forwards that would be recognized at such time as we demonstrate the ability to operate on a profitable basis for an extended period of time. The deferred income tax asset resulting primarily from the NOL carry-forwards has been fully reserved with a valuation allowance. Because goodwill is not depreciated and has an indefinite life for book purposes, the deferred tax liability related to the book to tax basis difference is not offset against the deferred tax assets when establishing our valuation allowance. We did not record any expense during the six months ended June 30, 2016 and June 30, 2015, respectively, as we deemed the valuation allowance to be sufficient.

Net Loss

Net loss for the three months ended June 30, 2016 was $(49,618), as compared to $(505,195) for the three months ended June 30, 2015. The decrease in net loss was primarily due to: an increase in gain on derivative liability of $230,933; and decreases in net interest expense ($74,914), salaries and wages ($56,542), employee expenses ($38,685, non-cash stock-based compensation expense ($35,507), and professional services ($29,887). described above. The basic and diluted net loss per common share for both the three months ended June 30, 2016 and June 30, 2015 was $(0.00), respectively.

Net loss for the six months ended June 30, 2016 was $(489,520), as compared to $(975,724) for the six months ended June 30, 2015. The decrease in net loss was primarily due to: an increase in gain on derivative liability ($256,064); and decreases in employee expenses ($79,626, non-cash stock-based compensation expense ($71,880), , professional services ($45,404) and salary and wages ($38,592) as described above. The basic and diluted net loss per common share for both the six months ended June 30, 2016 and June 30, 2015 was $(0.00), respectively.

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

We employed a qualitative analysis for goodwill at both June 30, 2016 and December 31, 2015 and determined there was no impairment.

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

In its audit report dated June 30, 2016, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have been funded since inception primarily by unregistered sales of Company restricted stock, generally to existing shareholders. We have also relied on a $1,000,000 equity commitment from one of our Directors, Rex Carr, of which $500,000 remains available (See Note 5. Equity Commitment and Related Party Transactions.) Rex Carr passed away on April 27, 2015. On April 30, 2015, the Company elected Glenn Carr as a Director to its Board. Glenn Carr is the son of Rex Carr. The Company believes that the equity commitment of Rex Carr will be honored by his estate. However, we can make no assurances as to the timing of when the estate may be settled, and how much we may receive once the estate is settled. During the second quarter of 2016, we assigned $12,500 of our claim against the Rex Carr estate pursuant to our $1,000,000 equity commitment, to an interim capital investor (see Note 9. 2016 Q2 Notes Payable). Subsequent to June 30, 2016, we assigned an additional $300,000 of our claim against the Rex Carr estate to other interim capital investors (see Note 13. Subsequent Events).

In addition, during the third quarter of 2014, we obtained additional funding in the form of a convertible notes payable (see Note 6. Convertible Short-term Notes Payable) and during the third quarter of 2015, we obtained additional funding in the form of a subordinated notes payable (see Note 7. 2015 Notes Payable). We also obtained funding in the first and second quarters of 2016 in the form of subordinated notes (see Note 8. 2016 Q1 Notes Payable and Note 9. 2016 Q2 Notes Payable).

While we cannot make any assurances as to the accuracy of our projections of future capital needs, based on our current cash available as of August 15, 2016 (approximately $70,000) and additional capital commitments from Directors, we have adequate cash and cash equivalents balances and commitments to fund operations through the end of September 2016. Management implemented a salary deferral program for all employees during 2011 to conserve our cash position. This salary deferral program has continued.

We are currently working with two U.K.-based investment banks. Based on recent discussions with them, we believe they will be successful in raising long term capital in the fourth quarter of 2016.

However, if we are unable to secure additional capital, we will need to curtail operations.

Cash used in operating activities was $383,121 for the six months ended June 30, 2016, as compared to cash used in operating activities of $498,353 for the six months ended June 30, 2015. The decrease in cash flow used in operating activities was due primarily to a decrease in our accounts receivable balance ($282,211) due to timing of customer cash collections and a $256,064 gain on derivative liability, partially offset by a decrease in our accounts payable balance ($201,218) due to timing of vendor payments.

Cash provided by financing activities was $376,250 for the six months ended June 30, 2016, as compared to $0 for the six months ended June 30, 2015. During the six months ended June 30, 2016, we received gross proceeds of $376,250 from the issuance of notes payable.

Net cash increased (decreased) by ($11,871) and $(498,353) for the six months ended June 30, 2016 and June 30, 2015, respectively.

During the six months ended June 30, 2016 and June 30, 2015, we did not make significant investments in property and equipment and do not anticipate doing so in the immediate future.

Working capital deficit at June 30, 2016 was $(3,338,696), as compared to $(3,126,013) at December 31, 2015. The negative working capital balance for June 30, 2016 is negatively impacted by continued operational cash burn to fund ongoing operations during the six months ended June 30, 2016, the issuance of the 2016 Notes payable and the reclassification of the 2014 Notes payable and associated accrued interest payable from a long term liability to a current liability at December 31, 2015. The negative working capital balance for December 31, 2015 is negatively impacted by continued operational cash burn to fund ongoing operations during the twelve months ended December 31, 2015 and the reclassification of the 2014 Notes payable and associated accrued interest payable from a long term liability to a current liability at December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based on this evaluation, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting. Because of the material weakness, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at June 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In an effort to resolve this matter prior to submission to binding arbitration, both TPG and the Company participated in a non-binding mediation conference on January 30, 2007, which did not resolve the matter. Informal discussions are ongoing. It is not expected that the ultimate settlement of this matter, considering we have recorded a liability for the shortfall amount, will have an additional adverse material effect on the Company. Since 2009, we have made payments to TPG totaling $160,000 to reduce the recorded liability. The remaining liability balance is $190,000 at June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2016, the Company received a cumulative total of $52,500 in the form of subordinated notes; $12,500 from external investors and $40,000 from two Directors of the Company (see Note 9. 2016 Q2 Notes Payable above). The subordinated 2016 Q2 Notes included warrants to purchase 525,000 shares of our common stock with a five year term and an exercise price of $0.05, subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings, pro rata distributions and any issuance of securities below the $0.05 exercise price. We used the proceeds for general corporate purposes.

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

FUEL PERFORMANCE SOLUTIONS, INC. (Restrant)

Dated: August 15, 2016	By:	/s/ Jonathan R. Burst
Jonathan R. Burst
Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2016	By:	/s/ Stuart D. Beath
Stuart D. Beath
Chief Financial Officer (Principal Financial and Accounting Officer)

